Form 10-Q
period 2017-03-31
IBERIABANK CORP
filed 2017-05-05
CIK 933141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☐

		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At April 30, 2017, the Registrant had 50,966,193 shares of common stock, $1.00 par value, which were issued and outstanding.

IBERIABANK CORPORATION AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

IBERIABANK CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	(unaudited)
(Dollars in thousands, except share data)	March 31, 2017	December 31, 2016
Assets
Cash and due from banks	$276,979	$295,896
Interest-bearing deposits in banks	1,024,139	1,066,230
Total cash and cash equivalents	1,301,118	1,362,126
Securities available for sale, at fair value	3,823,953	3,446,097
Securities held to maturity (fair values of $86,813 and $89,932, respectively)	86,018	89,216
Mortgage loans held for sale, at fair value	122,333	157,041
Loans, net of unearned income	15,132,202	15,064,971
Allowance for loan losses	(144,890)	(144,719)
Loans, net	14,987,312	14,920,252
Premises and equipment, net	303,978	306,373
Goodwill	726,856	726,856
Other assets	656,911	651,229
Total Assets	$22,008,479	$21,659,190
Liabilities
Deposits:
Non-interest-bearing	$5,031,583	$4,928,878
Interest-bearing	12,280,682	12,479,405
Total deposits	17,312,265	17,408,283
Short-term borrowings	448,696	509,136
Long-term debt	628,085	628,953
Other liabilities	161,458	173,124
Total Liabilities	18,550,504	18,719,496
Shareholders’ Equity
Preferred stock, $1 par value - 5,000,000 shares authorized
Non-cumulative perpetual, liquidation preference $10,000 per share; 13,750 shares and 13,750 shares issued and outstanding, respectively, including related surplus	132,097	132,097
Common stock, $1 par value - 100,000,000 shares authorized; 50,969,908 and 44,795,386 shares issued and outstanding, respectively	50,970	44,795
Additional paid-in capital	2,563,335	2,084,446
Retained earnings	732,994	704,391
Accumulated other comprehensive income (loss)	(21,421)	(26,035)
Total Shareholders’ Equity	3,457,975	2,939,694
Total Liabilities and Shareholders’ Equity	$22,008,479	$21,659,190
The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2017	2016
Interest and Dividend Income
Loans, including fees	$168,976	$163,991
Mortgage loans held for sale, including fees	971	1,401
Investment securities:
Taxable interest	17,864	13,548
Tax-exempt interest	2,063	1,664
Amortization of FDIC loss share receivable	—	(4,386)
Other	2,659	718
Total interest and dividend income	192,533	176,936
Interest Expense
Deposits:
NOW and MMDA	11,100	7,358
Savings	320	222
Time deposits	4,638	4,354
Short-term borrowings	277	485
Long-term debt	3,380	3,114
Total interest expense	19,715	15,533
Net interest income	172,818	161,403
Provision for loan losses	6,154	14,905
Net interest income after provision for loan losses	166,664	146,498
Non-interest Income
Mortgage income	14,115	19,940
Service charges on deposit accounts	11,153	10,951
Title revenue	4,741	4,745
Broker commissions	2,738	3,823
ATM/debit card fee income	3,585	3,503
Credit card and merchant-related income	3,227	2,655
Income from bank owned life insurance	1,311	1,202
Gain on sale of available for sale securities	—	196
Other non-interest income	6,476	8,830
Total non-interest income	47,346	55,845
Non-interest Expense
Salaries and employee benefits	81,853	80,742
Net occupancy and equipment	16,021	16,907
Communication and delivery	3,044	3,059
Marketing and business development	3,424	3,502
Data processing	6,941	5,918
Professional services	5,335	3,780
Credit and other loan related expense	4,526	2,671
Insurance	4,529	4,184
Travel and entertainment	2,484	2,383
Other non-interest expense	12,861	14,306
Total non-interest expense	141,018	137,452
Income before income tax expense	72,992	64,891
Income tax expense	22,519	22,122
Net Income	50,473	42,769
Preferred stock dividends	(3,599)	(2,576)
Net Income Available to Common Shareholders	$46,874	$40,193

Income available to common shareholders - basic	$46,874	$40,193
Earnings allocated to unvested restricted stock	(346)	(460)
Earnings allocated to common shareholders	$46,528	$39,733
Earnings per common share - Basic	$1.01	$0.98
Earnings per common share - Diluted	1.00	0.97
Cash dividends declared per common share	0.36	0.34
Comprehensive Income
Net Income	$50,473	$42,769
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period (net of tax effects of $2,421 and $13,702, respectively)	4,496	25,447
Reclassification adjustment for gains included in net income (net of tax effects of $0 and $69, respectively)	—	(127)
Unrealized gains (losses) on securities, net of tax	4,496	25,320
Fair value of derivative instruments designated as cash flow hedges:
Change in fair value of derivative instruments designated as cash flow hedges during the period (net of tax effects of $88 and $2,223, respectively)	163	(4,127)
Reclassification adjustment for gains included in net income (net of tax effects of $24 and $0, respectively)	(45)	—
Fair value of derivative instruments designated as cash flow hedges, net of tax	118	(4,127)
Other comprehensive income (loss), net of tax	4,614	21,193
Comprehensive income	$55,087	$63,962
The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
(unaudited)

					Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Preferred Stock		Common Stock
(Dollars in thousands, except share and per share data)	Shares	Amount	Shares	Amount
Balance, December 31, 2015	8,000	$76,812	41,139,537	$41,140	$1,797,982	$584,486	$(1,585)	$2,498,835
Net income	—	—	—	—	—	42,769	—	42,769
Other comprehensive income/(loss)	—	—	—	—	—	—	21,193	21,193
Cash dividends declared, $0.34 per share	—	—	—	—	—	(14,019)	—	(14,019)
Preferred stock dividends	—	—	—	—	—	(2,576)	—	(2,576)
Common stock issued under incentive plans, net of shares surrendered in payment, including tax benefit	—	—	92,323	92	(2,255)	—	—	(2,163)
Share-based compensation cost	—	—	—	—	3,870	—	—	3,870
Balance, March 31, 2016	8,000	$76,812	41,231,860	$41,232	$1,799,597	$610,660	$19,608	$2,547,909

Balance, December 31, 2016	13,750	$132,097	44,795,386	$44,795	$2,084,446	$704,391	$(26,035)	$2,939,694
Net income	—	—	—	—	—	50,473	—	50,473
Other comprehensive income/(loss)	—	—	—	—	—	—	4,614	4,614
Cash dividends declared, $0.36 per share	—	—	—	—	—	(18,271)	—	(18,271)
Preferred stock dividends	—	—	—	—	—	(3,599)	—	(3,599)
Common stock issued under incentive plans, net of shares surrendered in payment, including tax benefit	—	—	74,522	75	(3,926)	—	—	(3,851)
Common stock issued	—	—	6,100,000	6,100	479,094	—	—	485,194
Share-based compensation cost	—	—	—	—	3,721	—	—	3,721
Balance, March 31, 2017	13,750	$132,097	50,969,908	$50,970	$2,563,335	$732,994	$(21,421)	$3,457,975

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended March 31,
(Dollars in thousands)	2017	2016
Cash Flows from Operating Activities
Net income	$50,473	$42,769
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	2,199	1,103
Amortization of purchase accounting and market value adjustments	(6,958)	(2,695)
Provision for loan losses	6,154	14,905
Share-based compensation cost - equity awards	3,721	3,870
(Gain)/loss on sale of assets, net	54	3
(Gain)/loss on sale of available for sale securities	—	(196)
(Gain)/loss on sale of OREO, net	(800)	(3,534)
Amortization of premium/discount on securities, net	6,405	4,871
Derivative losses (gain) on swaps	(69)	—
(Benefit) expense for deferred income taxes	(10,565)	(4,698)
Originations of mortgage loans held for sale	(393,924)	(517,661)
Proceeds from sales of mortgage loans held for sale	440,337	507,372
Realized and unrealized (gain)/loss on mortgage loans held for sale, net	(13,689)	(19,668)
Other operating activities, net	(20,864)	16,730
Net Cash Provided by Operating Activities	62,474	43,171
Cash Flows from Investing Activities
Proceeds from sales of available for sale securities	—	49,531
Proceeds from maturities, prepayments and calls of available for sale securities	113,940	98,439
Purchases of available for sale securities	(491,055)	(68,609)
Proceeds from maturities, prepayments and calls of held to maturity securities	2,968	2,589
Purchases of held to maturity securities	—	—
Purchases of equity securities	(200)	(21,569)
Increase in loans, net of loans acquired	(60,609)	(114,232)
Proceeds from sale of premises and equipment	7	1,158
Purchases of premises and equipment, net of premises and equipment acquired	(2,761)	(4,600)
Proceeds from disposition of OREO	4,374	13,240
Cash paid for investment in tax credit entities	(795)	(5,617)
Other investing activities, net	6,327	(770)
Net Cash Used in Investing Activities	(427,804)	(50,440)
Cash Flows from Financing Activities
Increase/(decrease) in deposits, net of deposits acquired	(95,916)	81,931
Net change in short-term borrowings, net of borrowings acquired	(60,440)	171,621
Proceeds from long-term debt	—	260,000
Repayments of long-term debt	(622)	(1,168)
Cash dividends paid on common stock	(16,126)	(13,988)
Cash dividends paid on preferred stock	(3,599)	(2,576)
Net share-based compensation stock transactions	(4,169)	17
Payments to repurchase common stock	—	(2,180)
Net proceeds from issuance of common stock	485,194	—
Net proceeds from issuance of preferred stock	—	—
Net Cash Provided by Financing Activities	304,322	493,657
Net Increase (Decrease) In Cash and Cash Equivalents	(61,008)	486,388

Cash and Cash Equivalents at Beginning of Period	1,362,126	510,267
Cash and Cash Equivalents at End of Period	$1,301,118	$996,655
Supplemental Schedule of Non-cash Activities
Acquisition of real estate in settlement of loans	$2,733	$1,937
Common stock issued in acquisition	$—	$—
Supplemental Disclosures
Cash paid for:
Interest on deposits and borrowings	$19,850	$14,703
Income taxes, net	$39,609	$4,150
The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 1 - BASIS OF PRESENTATION
General
The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information or footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring items, necessary for a fair presentation of the consolidated financial statements have been made. These interim financial statements should be read in conjunction with the audited consolidated financial statements and footnote disclosures for the Company previously filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Operating results for the period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.
When we refer to the “Company,” “we,” “our,” or “us” in this Report, we mean IBERIABANK Corporation and subsidiaries (consolidated). When we refer to the “Parent,” we mean IBERIABANK Corporation. See the Glossary of Acronyms at the end of this Report for terms used throughout this Report.
Principles of Consolidation
The Company’s consolidated financial statements include all entities in which the Company has a controlling financial interest under either the voting interest or variable interest model. The assessment of whether or not the Company has a controlling interest (i.e., the primary beneficiary) in a variable interest entity ("VIE") is performed on an on-going basis. All equity investments in non-consolidated VIEs are included in "other assets" in the Company’s consolidated balance sheets. The Company’s maximum exposure to loss as a result of its involvement with non-consolidated VIEs was approximately $92 million and $91 million at March 31, 2017 and December 31, 2016, respectively. The Company's maximum exposure to loss was equivalent to the carrying value of its investments and any related outstanding loans to the non-consolidated VIEs.
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
The consolidated financial statements include the accounts of the Company and its subsidiaries, IBERIABANK; Lenders Title Company; IBERIA Capital Partners, LLC; 1887 Leasing, LLC; IBERIA Asset Management, Inc.; 840 Denning, LLC; and IBERIA CDE, LLC. Effective January 1, 2017, IBERIABANK Mortgage Company, previously a subsidiary of IBERIABANK, merged into IBERIABANK. All significant intercompany balances and transactions have been eliminated in consolidation. All normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included.
Nature of Operations
The Company offers commercial and retail banking products and services to customers throughout locations in eight states through IBERIABANK. The Company also operates mortgage production offices in 10 states and offers a full line of title insurance and closing services throughout Arkansas and Louisiana through LTC and its subsidiaries. ICP provides equity research, institutional sales and trading, and corporate finance services throughout the energy industry. 1887 Leasing, LLC owns an aircraft used by management of the Company. IAM provides wealth management and trust services for commercial and private banking clients. CDE is engaged in the purchase of tax credits.
Reclassifications
Certain amounts reported in prior periods have been reclassified to conform to the current period presentation. These reclassifications did not have a material effect on previously reported consolidated financial statements.
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

Concentrations of Credit Risk
Most of the Company’s business activity is with customers located in the southeastern United States. The Company’s lending activity is concentrated in its market areas in those states. The Company has emphasized originations of commercial loans and private banking loans, defined as loans to higher net worth clients. Repayments on loans are expected to come from cash flows of the borrower and/or guarantor. Losses on secured loans are limited by the net realizable value of the collateral upon default of the borrowers and guarantor support. Concentrations in commercial real estate have increased as a result of the Company's organic growth and recent acquisitions of banks with significant CRE portfolios. Additionally, as the Company has executed its risk-off strategy over the past two years, CRE concentrations have naturally increased as a percentage of the total portfolio. The Company does not have any excessive concentrations to any one industry or customer.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS
Pronouncements adopted during the quarter ended March 31, 2017:
ASU No. 2016-09
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments require recognition of excess tax benefits and deficiencies associated with awards which vest or settle within income tax expense or benefit in the statement of comprehensive income, with the tax effects treated as discrete items in the reporting period in which they occur. The ASU further requires entities to recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period, which eliminates the APIC pool concept. The ASU also requires entities to exclude excess tax benefits and deficiencies from assumed proceeds when applying the treasury stock method to share-based payment awards to determine their dilutive effect on EPS; allows an accounting policy election to account for forfeitures as they occur; permits an entity to withhold up to the maximum statutory tax rates in the applicable jurisdictions while still qualifying for equity classification; and changes the classification of certain cash flows associated with stock compensation.
The Company adopted the amendments effective January 1, 2017 as follows: (i) prospective adoption of the recognition of excess tax benefits associated with awards which vested or settled during the quarter ended March 31, 2017 in the statement of comprehensive income; (ii) prospective adoption of the exclusion of excess tax benefits from assumed proceeds for the calculation of diluted EPS for the quarter ended March 31, 2017; (iii) modified retrospective adoption of the minimum statutory withholdings requirements; (iv) modified retrospective adoption of the accounting policy election to account for forfeitures as they occur; and (v) prospective adoption of the classifications of certain cash flows associated with stock compensation. The adoption of these amendments did not, either individually or in aggregate, have a significant impact to the consolidated financial statements.
ASU No. 2017-01
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which introduces amendments that are intended to clarify the definition of a business to assist companies and other reporting organizations in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments are intended to narrow the current interpretation of a business.
ASU No. 2017-01 will be effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those periods. The amendments will be applied prospectively on or after the effective date. Early application of the amendments is allowed for transactions, including when a subsidiary or group of assets is deconsolidated/derecognized, in which the acquisition date occurs before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance.
The Company adopted the amendments effective January 1, 2017. The adoption of this ASU did not and is not expected to have a significant impact on the Company’s consolidated financial statements.
Pronouncements issued but not yet adopted:
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

The amendments in ASU No. 2014-09 will be effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that annual reporting period. The amendments will be applied through the election of one of two retrospective methods.
The Company intends to adopt the amendments beginning January 1, 2018 through the modified-retrospective transition method. Based on the Company’s preliminary scoping, walkthroughs, and contract reviews, it does not expect to recognize a significant cumulative adjustment to equity upon implementation of the standard. Further, the Company does not expect a significant impact to the Company’s consolidated statements of comprehensive income or consolidated balance sheets from either a presentation or timing perspective, but is still analyzing some contracts (e.g., card interchange and rewards).  The Company does anticipate additional disclosures will be presented in the notes to the consolidated financial statements following adoption.
ASU No. 2016-01
In January 2016, the FASB issued ASU No. 2016-01, Financial Statements - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments will not change the guidance for classifying and measuring investments in debt securities or loans; however, the ASU will impact how the Company measures certain equity investments and discloses and presents certain financial instruments through the application of the “exit price” notion.
ASU No. 2016-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. An entity will record a cumulative-effect adjustment to beginning retained earnings as of the beginning of the first reporting period in which the guidance is adopted, with two exceptions. The amendments related to equity investments without readily determinable fair values (including disclosure requirements) will be applied prospectively. The requirement to use the “exit price” notion to measure the fair value of financial instruments for disclosure purposes will also be applied prospectively.
The Company does not expect a significant cumulative-effect adjustment to be recorded at adoption or any significant impact to the consolidated financial statements associated with the accounting for its current equity investments. The Company does anticipate financial statement disclosures to be impacted, specifically related to financial instruments measured at amortized cost whose fair values are disclosed under the “entry price” notion, but is currently still in the process of determining the impact.
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
ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company anticipates adopting the amendments on January 1, 2019. The Company is currently assessing the practical expedients it may elect at adoption, but does not anticipate the amendments will have a significant impact to the consolidated financial statements. Based on the Company’s preliminary analysis of its current portfolio, the impact to the Company’s consolidated balance sheets is estimated to result in less than a 1% increase in assets and liabilities. The adjustment to retained earnings is not expected to be significant based on the transition guidance associated with current sale-leaseback agreements. The Company also anticipates additional disclosures to be provided at adoption.
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
ASU No. 2017-04
In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test.  Therefore, any carrying amount which exceeds the reporting unit’s fair value (up to the amount of goodwill recorded) will be recognized as an impairment loss.
ASU No. 2017-04 will be effective for annual reporting periods beginning after December 15, 2019, including interim reporting periods within those periods.  The amendments will be applied prospectively on or after the effective date.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  Based on recent goodwill impairments tests, which did not require the application of Step 2, the Company does not expect the adoption of this ASU to have an immediate impact.
ASU No. 2017-08
In March 2017, the FASB issued ASU No. 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, which will shorten the amortization period for callable debt securities held at a premium to the earliest call date instead of the maturity date. The amendments do not require an accounting change for securities held at a discount, which will continue to be amortized to the maturity date.

ASU No. 2017-08 will be effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within those periods. The amendments should be applied using a modified-retrospective transition method as of the beginning of the period of adoption. Early adoption is permitted, including adoption in an interim period. The adoption of the ASU will not have a significant impact to the Company based on its current investment portfolio.

NOTE 3 – INVESTMENT SECURITIES
The amortized cost and fair values of investment securities, with gross unrealized gains and losses, consist of the following:

	March 31, 2017
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$212,430	$199	$(463)	$212,166
Obligations of state and political subdivisions	297,712	3,190	(3,812)	297,090
Mortgage-backed securities	3,238,530	4,937	(37,505)	3,205,962
Other securities	108,541	455	(261)	108,735
Total securities available for sale	$3,857,213	$8,781	$(42,041)	$3,823,953
Securities held to maturity:
Obligations of state and political subdivisions	$62,315	$1,682	$(99)	$63,898
Mortgage-backed securities	23,703	55	(843)	22,915
Total securities held to maturity	$86,018	$1,737	$(942)	$86,813

	December 31, 2016
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$212,662	$245	$(549)	$212,358
Obligations of state and political subdivisions	286,458	1,948	(5,207)	283,199
Mortgage-backed securities	2,888,180	4,820	(41,291)	2,851,709
Other securities	98,974	361	(504)	98,831
Total securities available for sale	$3,486,274	$7,374	$(47,551)	$3,446,097
Securities held to maturity:
Obligations of state and political subdivisions	$64,726	$1,609	$(133)	$66,202
Mortgage-backed securities	24,490	57	(817)	23,730
Total securities held to maturity	$89,216	$1,666	$(950)	$89,932
Securities with carrying values of $1.6 billion and $1.5 billion were pledged to secure public deposits and other borrowings at March 31, 2017 and December 31, 2016, respectively.

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows:

	March 31, 2017
	Less Than Twelve Months		Over Twelve Months		Total
(Dollars in thousands)	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$(463)	$150,412	$—	$—	$(463)	$150,412
Obligations of state and political subdivisions	(3,812)	101,543	—	—	(3,812)	101,543
Mortgage-backed securities	(35,221)	2,349,545	(2,284)	94,005	(37,505)	2,443,550
Other Securities	(212)	42,955	(49)	3,614	(261)	46,569
Total securities available for sale	$(39,708)	$2,644,455	$(2,333)	$97,619	$(42,041)	$2,742,074

Securities held to maturity:
Obligations of state and political subdivisions	$(99)	$4,986	$—	$—	$(99)	$4,986
Mortgage-backed securities	(358)	12,093	(485)	10,366	(843)	22,459
Total securities held to maturity	$(457)	$17,079	$(485)	$10,366	$(942)	$27,445

	December 31, 2016
	Less Than Twelve Months		Over Twelve Months		Total
(Dollars in thousands)	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$(549)	$150,554	$—	$—	$(549)	$150,554
Obligations of state and political subdivisions	(5,207)	148,059	—	—	(5,207)	148,059
Mortgage-backed securities	(38,667)	2,191,563	(2,624)	98,912	(41,291)	2,290,475
Other Securities	(451)	36,484	(53)	3,850	(504)	40,334
Total securities available for sale	$(44,874)	$2,526,660	$(2,677)	$102,762	$(47,551)	$2,629,422

Securities held to maturity:
Obligations of state and political subdivisions	$(133)	$10,602	$—	$—	$(133)	$10,602
Mortgage-backed securities	(330)	12,288	(487)	10,960	(817)	23,248
Total securities held to maturity	$(463)	$22,890	$(487)	$10,960	$(950)	$33,850
The Company assessed the nature of the unrealized losses in its portfolio as of March 31, 2017 and December 31, 2016 to determine if there are losses that should be deemed other-than-temporary. In its analysis of these securities, management considered numerous factors to determine whether there were instances where the amortized cost basis of the debt securities would not be fully recoverable, including, but not limited to:

•	The length of time and extent to which the estimated fair value of the securities was less than their amortized cost;

•	Whether adverse conditions were present in the operations, geographic area, or industry of the issuer;

•
The payment structure of the security, including scheduled interest and principal payments, including the issuer’s failures to make scheduled payments, if any, and the likelihood of failure to make scheduled payments in the future;

•	Changes to the rating of the security by a rating agency; and

•	Subsequent recoveries or additional declines in fair value after the balance sheet date.

Management believes it has considered these factors, as well as all relevant information available, when determining the expected future cash flows of the securities in question. In each instance, management has determined the cost basis of the securities would be fully recoverable. Management also has the intent to hold debt securities until their maturity or anticipated recovery if the security is classified as available for sale. In addition, management does not believe the Company will be required to sell debt securities before the anticipated recovery of the amortized cost basis of the security. As a result of the Company's analysis, no declines in the estimated fair value of the Company's investment securities were deemed to be other-than-temporary at March 31, 2017 or December 31, 2016.
At March 31, 2017, 393 debt securities had unrealized losses of 1.53% of the securities’ amortized cost basis. At December 31, 2016, 397 debt securities had unrealized losses of 1.79% of the securities’ amortized cost basis. The unrealized losses for each of the securities related to market interest rate changes and not credit concerns of the issuers. Additional information on securities that have been in a continuous loss position for over twelve months at March 31, 2017 and December 31, 2016 is presented in the following table.

(Dollars in thousands)	March 31, 2017	December 31, 2016
Number of securities:
Issued by U.S. Government-sponsored enterprises	28	28
Issued by political subdivisions	—	—
Other	3	3
	31	31
Amortized Cost Basis:
Issued by U.S. Government-sponsored enterprises	$107,140	$112,983
Issued by political subdivisions	—	—
Other	3,663	3,903
	$110,803	$116,886
Unrealized Loss:
Issued by U.S. Government-sponsored enterprises	$2,769	$3,111
Issued by political subdivisions	—	—
Other	49	53
	$2,818	$3,164

The Fannie Mae, Freddie Mac, and Ginnie Mae securities are rated AA+ by S&P and Aaa by Moodys.
The amortized cost and estimated fair value of investment securities by maturity at March 31, 2017 are presented in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities. Weighted average yields are calculated on the basis of the yield to maturity based on the amortized cost of each security.

	Securities Available for Sale			Securities Held to Maturity
(Dollars in thousands)	Weighted Average Yield	Amortized Cost	Estimated Fair Value	Weighted Average Yield	Amortized Cost	Estimated Fair Value
Within one year or less	1.74%	$27,692	$27,625	2.87%	$1,896	$1,907
One through five years	1.67	283,137	283,609	2.90	8,274	8,454
After five through ten years	2.32	789,829	786,876	3.08	22,252	22,852
Over ten years	2.26	2,756,555	2,725,843	2.83	53,596	53,600
	2.22%	$3,857,213	$3,823,953	2.91%	$86,018	$86,813

The following is a summary of realized gains and losses from the sale of securities classified as available for sale. Gains or losses on securities sold are recorded on the trade date, using the specific identification method.

	Three Months Ended March 31
(Dollars in thousands)	2017	2016
Realized gains	$—	$462
Realized losses	—	(266)
	$—	$196
In addition to the gains above, the Company realized certain gains on calls of securities held to maturity that were not significant to the consolidated financial statements.
Other Equity Securities
The Company accounts for the following securities at amortized cost, which approximates fair value, in “other assets” on the consolidated balance sheets:

(Dollars in thousands)	March 31, 2017	December 31, 2016
Federal Home Loan Bank (FHLB) stock	$37,415	$42,326
Federal Reserve Bank (FRB) stock	48,584	48,584
Other investments	3,008	2,808
	$89,007	$93,718

NOTE 4 – LOANS
Loans consist of the following, segregated into legacy and acquired loans, for the periods indicated:

	March 31, 2017
(Dollars in thousands)	Legacy Loans	Acquired Loans	Total
Commercial loans:
Real estate	$5,878,509	$1,099,365	$6,977,874
Commercial and industrial	3,140,205	315,373	3,455,578
Energy-related	562,515	1,108	563,623
	9,581,229	1,415,846	10,997,075

Residential mortgage loans:	901,859	394,499	1,296,358

Consumer and other loans:
Home equity	1,797,123	349,673	2,146,796
Indirect automobile	110,174	26	110,200
Other	533,059	48,714	581,773
	2,440,356	398,413	2,838,769
Total	$12,923,444	$2,208,758	$15,132,202

	December 31, 2016
(Dollars in thousands)	Legacy Loans	Acquired Loans	Total
Commercial loans:
Real estate	$5,623,314	$1,178,952	$6,802,266
Commercial and industrial	3,194,796	348,326	3,543,122
Energy-related	559,289	1,904	561,193
	9,377,399	1,529,182	10,906,581

Residential mortgage loans:	854,216	413,184	1,267,400

Consumer and other loans:
Home equity	1,783,421	372,505	2,155,926
Indirect automobile	131,048	4	131,052
Other	548,840	55,172	604,012
	2,463,309	427,681	2,890,990
Total	$12,694,924	$2,370,047	$15,064,971
Net deferred loan origination fees were $22.6 million at both March 31, 2017 and December 31, 2016. In addition to loans issued in the normal course of business, the Company considers overdrafts on customer deposit accounts to be loans and reclassifies these overdrafts as loans in its consolidated balance sheets. At March 31, 2017 and December 31, 2016, overdrafts of $4.0 million and $4.2 million, respectively, have been reclassified to loans.
Loans with carrying values of $4.5 billion were pledged as collateral for borrowings at both March 31, 2017 and December 31, 2016.

Aging Analysis
The following tables provide an analysis of the aging of loans as of March 31, 2017 and December 31, 2016. Due to the difference in accounting for acquired loans, the tables below further segregate the Company’s loans between loans originated, or renewed and underwritten by the Company ("legacy loans") and acquired loans.

	March 31, 2017
	Legacy loans
	Accruing
(Dollars in thousands)	Current or less than 30 days past due	30-59 days	60-89 days	> 90 days	Total Past Due	Non-accrual Loans	Total Loans
Commercial real estate - Construction	$880,721	$187	$1,431	$—	$1,618	$—	$882,339
Commercial real estate - Other	4,973,144	4,432	586	537	5,555	17,471	4,996,170
Commercial and industrial	3,102,314	6,399	224	373	6,996	30,895	3,140,205
Energy-related	447,128	—	—	2,175	2,175	113,212	562,515
Residential mortgage	884,571	2,692	1,628	—	4,320	12,968	901,859
Consumer - Home equity	1,779,409	7,868	1,945	—	9,813	7,901	1,797,123
Consumer - Indirect automobile	107,519	1,333	299	—	1,632	1,023	110,174
Consumer - Credit card	82,636	350	190	—	540	436	83,612
Consumer - Other	445,538	2,141	581	15	2,737	1,172	449,447
Total	$12,702,980	$25,402	$6,884	$3,100	$35,386	$185,078	$12,923,444

	December 31, 2016
	Legacy loans
	Accruing
(Dollars in thousands)	Current or less than 30 days past due	30-59 days	60-89 days	> 90 days	Total Past Due	Non-accrual Loans	Total Loans
Commercial real estate - Construction	$740,761	$—	$—	$—	$—	$—	$740,761
Commercial real estate - Other	4,863,902	1,861	351	—	2,212	16,439	4,882,553
Commercial and industrial	3,158,700	3,999	870	—	4,869	31,227	3,194,796
Energy-related	407,434	—	1,526	—	1,526	150,329	559,289
Residential mortgage	836,509	2,012	1,577	1,104	4,693	13,014	854,216
Consumer - Home equity	1,768,763	5,249	1,430	—	6,679	7,979	1,783,421
Consumer - Indirect automobile	127,054	2,551	405	—	2,956	1,038	131,048
Consumer - Credit card	81,602	199	99	—	298	624	82,524
Consumer - Other	462,650	2,155	618	—	2,773	893	466,316
Total	$12,447,375	$18,026	$6,876	$1,104	$26,006	$221,543	$12,694,924

	March 31, 2017
	Acquired loans (1) (2)
	Accruing
(Dollars in thousands)	Current or Less Than 30 days past due	30-59 days	60-89 days	> 90 days	Total Past Due	Non-accrual Loans	Discount/Premium	Acquired Impaired Loans	Total Loans
Commercial real estate - Construction	$25,425	$—	$—	$—	$—	$1,946	$(202)	$34,787	$61,956
Commercial real estate - Other	811,160	—	314	3,684	3,998	957	(3,258)	224,552	1,037,409
Commercial and industrial	280,869	287	111	1,196	1,594	1,101	(745)	32,554	315,373
Energy-related	956	—	157	—	157	—	(5)	—	1,108
Residential mortgage	278,684	919	543	—	1,462	789	(1,729)	115,293	394,499
Consumer - Home equity	266,706	1,078	222	—	1,300	1,367	(4,826)	85,126	349,673
Consumer - Indirect automobile	19	—	—	—	—	—	—	7	26
Consumer - Credit Card	—	—	—	—	—	—	—	501	501
Consumer - Other	44,026	218	37	—	255	344	(931)	4,519	48,213
Total	$1,707,845	$2,502	$1,384	$4,880	$8,766	$6,504	$(11,696)	$497,339	$2,208,758

	December 31, 2016
	Acquired loans (1) (2)
	Accruing
(Dollars in thousands)	Current or Less Than 30 days past due	30-59 days	60-89 days	> 90 days	Total Past Due	Non-accrual Loans	Discount/Premium	Acquired Impaired Loans	Total Loans
Commercial real estate - Construction	$26,714	$—	$—	$—	$—	$1,946	$(243)	$32,991	$61,408
Commercial real estate - Other	871,492	716	55	32	803	1,221	(3,649)	247,677	1,117,544
Commercial and industrial	314,990	73	51	—	124	1,317	(837)	32,732	348,326
Energy-related	1,910	—	—	—	—	—	(6)	—	1,904
Residential mortgage	290,031	328	989	—	1,317	719	(1,835)	122,952	413,184
Consumer - Home equity	286,411	1,078	189	250	1,517	1,395	(5,237)	88,419	372,505
Consumer - Indirect automobile	—	—	—	—	—	—	—	4	4
Consumer - Credit Card	468	—	—	—	—	—	—	—	468
Consumer - Other	49,449	391	97	—	488	360	(1,004)	5,411	54,704
Total	$1,841,465	$2,586	$1,381	$282	$4,249	$6,958	$(12,811)	$530,186	$2,370,047

(1)	Past due and non-accrual information presents acquired loans at the gross loan balance, prior to application of discounts.

(2)
Past due and non-accrual loan amounts exclude acquired impaired loans, even if contractually past due or if the Company does not expect to receive payment in full, as the Company is currently accreting interest income over the expected life of the loans.

Loans Acquired
The following is a summary of changes in the accretable difference for all loans accounted for under ASC 310-30 during the three months ended March 31:

(Dollars in thousands)	2017	2016
Balance at beginning of period	$175,054	$227,502
Transfers from non-accretable difference to accretable yield	2,071	2,106
Accretion	(14,596)	(18,412)
Changes in expected cash flows not affecting non-accretable differences (1)	1,060	8,688
Balance at end of period	$163,589	$219,884

(1)
Includes changes in cash flows expected to be collected due to the impact of changes in actual or expected timing of liquidation events, modifications, changes in interest rates and changes in prepayment assumptions.

Troubled Debt Restructurings
Information about the Company’s troubled debt restructurings ("TDRs") at March 31, 2017 and 2016 is presented in the following tables. Modifications of loans that are accounted for within a pool under ASC Topic 310-30 are excluded as TDRs. Accordingly, such modifications do not result in the removal of those loans from the pool, even if the modification of those loans would otherwise be considered a TDR. As a result, all such acquired loans that would otherwise meet the criteria for classification as a TDR are excluded from the tables below.
TDRs totaling $13.2 million and $44.8 million occurred during the three months ended March 31, 2017 and March 31, 2016, respectively, through modification of the original loan terms.
The following table provides information on how the TDRs were modified during the three months ended March 31, 2017 and 2016:

(Dollars in thousands)	2017	2016
Extended maturities	$7,199	$3,061
Maturity and interest rate adjustment	3,224	253
Movement to or extension of interest-rate only payments	1,290	—
Forbearance	1,220	5,296
Other concession(s) (1)	232	36,172
Total	$13,165	$44,782

(1)	Other concessions may include covenant waivers, forgiveness of principal or interest associated with a customer bankruptcy, or a combination of any of the above concessions.

Of the $13.2 million of TDRs occurring during the three months ended March 31, 2017, $11.8 million are on accrual status and $1.4 million are on non-accrual status. Of the $44.8 million of TDRs occurring during the three months ended March 31, 2016, $39.6 million were on accrual status and $5.2 million were on non-accrual status.

The following table presents the end of period balance for loans modified in a TDR during the three months ended March 31:

	2017			2016
(In thousands, except number of loans)	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Commercial real estate	10	$4,871	$4,854	9	$1,228	$1,228
Commercial and industrial	15	435	427	14	4,927	4,737
Energy-related	—	—	—	9	33,925	33,925
Residential mortgage	4	259	241	15	3,295	3,219
Consumer - Home equity	37	6,622	6,607	22	1,372	1,316
Consumer - Indirect	13	184	174	—	—	—
Consumer - Other	22	867	862	25	442	357
Total	101	$13,238	$13,165	94	$45,189	$44,782
Information detailing TDRs that defaulted during the three months ended March 31, 2017 and 2016, and were modified in the previous twelve months (i.e., the twelve months prior to the default) is presented in the following table. The Company has defined a default as any loan with a loan payment that is currently past due greater than 30 days, or was past due greater than 30 days at any point during the previous twelve months, or since the date of modification, whichever is shorter.

	March 31, 2017		March 31, 2016
(In thousands, except number of loans)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial real estate	16	$13,583	9	$1,228
Commercial and industrial	20	1,411	9	1,627
Energy-related	5	9,082	1	2,250
Residential mortgage	22	1,793	15	3,218
Consumer - Home Equity	31	1,337	10	595
Consumer - Indirect automobile	43	517	—	—
Consumer - Other	25	693	7	170
Total	162	$28,416	51	$9,088

NOTE 5 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY
Allowance for Credit Losses Activity
A summary of changes in the allowance for credit losses for the three months ended March 31 is as follows:

	2017
(Dollars in thousands)	Legacy Loans	Acquired Loans	Total
Allowance for credit losses
Allowance for loan losses at beginning of period	$105,569	$39,150	$144,719
Provision for (Reversal of) loan losses	6,566	(412)	6,154
Transfer of balance to OREO and other	—	73	73
Loans charged-off	(7,202)	(89)	(7,291)
Recoveries	880	355	1,235
Allowance for loan losses at end of period	$105,813	$39,077	$144,890

Reserve for unfunded commitments at beginning of period	$11,241	$—	$11,241
Provision for unfunded lending commitments	419	—	419
Reserve for unfunded commitments at end of period	$11,660	$—	$11,660
Allowance for credit losses at end of period	$117,473	$39,077	$156,550

	2016
	Legacy Loans	Acquired Loans	Total
Allowance for credit losses
Allowance for loan losses at beginning of period	$93,808	$44,570	$138,378
Provision for (Reversal of) loan losses before benefit attributable to FDIC loss share agreements	15,908	(1,261)	14,647
Adjustment attributable to FDIC loss share arrangements	—	258	258
Net provision for (Reversal of) loan losses	15,908	(1,003)	14,905
Adjustment attributable to FDIC loss share arrangements	—	(258)	(258)
Transfer of balance to OREO and other	—	(2,459)	(2,459)
Loans charged-off	(5,389)	(171)	(5,560)
Recoveries	1,247	304	1,551
Allowance for loan losses at end of period	$105,574	$40,983	$146,557

Reserve for unfunded commitments at beginning of period	$14,145	$—	$14,145
Provision for (Reversal of) unfunded lending commitments	(112)	—	(112)
Reserve for unfunded commitments at end of period	$14,033	$—	$14,033
Allowance for credit losses at end of period	$119,607	$40,983	$160,590

A summary of changes in the allowance for credit losses for legacy loans, by loan portfolio type, for the three months ended March 31 is as follows:

	2017
(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Energy-related	Residential Mortgage	Consumer	Total
Allowance for loan losses at beginning of period	$25,408	$35,434	$22,486	$3,835	$18,406	$105,569
Provision for (Reversal of) loan losses	1,948	1,951	490	(623)	2,800	6,566
Transfer of balance to OREO and other	—	—	—	—	—	—
Loans charged off	(95)	(917)	(2,845)	(22)	(3,323)	(7,202)
Recoveries	87	49	—	43	701	880
Allowance for loan losses at end of period	$27,348	$36,517	$20,131	$3,233	$18,584	$105,813

Reserve for unfunded commitments at beginning of period	$3,206	$3,535	$1,003	$657	$2,840	$11,241
Provision for (Reversal of) unfunded commitments	1,377	(83)	(800)	(49)	(26)	419
Reserve for unfunded commitments at end of period	$4,583	$3,452	$203	$608	$2,814	$11,660
Allowance on loans individually evaluated for impairment	$1,222	$13,860	$10,446	$98	$1,679	$27,305
Allowance on loans collectively evaluated for impairment	26,126	22,657	9,685	3,135	16,905	78,508
Loans, net of unearned income:
Balance at end of period	$5,878,509	$3,140,205	$562,515	$901,859	$2,440,356	$12,923,444
Balance at end of period individually evaluated for impairment	46,203	40,380	142,398	4,583	23,468	257,032
Balance at end of period collectively evaluated for impairment	5,832,306	3,099,825	420,117	897,276	2,416,888	12,666,412

	2016
(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Energy-related	Residential Mortgage	Consumer	Total
Allowance for loan losses at beginning of period	$24,658	$23,283	$23,863	$3,947	$18,057	$93,808
Provision for (Reversal of) loan losses	1,297	(2,431)	14,533	(115)	2,624	15,908
Loans charged off	(1,738)	(225)	—	(14)	(3,412)	(5,389)
Recoveries	487	30	—	18	712	1,247
Allowance for loan losses at end of period	$24,704	$20,657	$38,396	$3,836	$17,981	$105,574

Reserve for unfunded commitments at beginning of period	$4,160	$3,448	$2,665	$830	$3,042	$14,145
Provision for (Reversal of) unfunded commitments	(297)	1,952	(1,766)	(24)	23	(112)
Reserve for unfunded commitments at end of period	$3,863	$5,400	$899	$806	$3,065	$14,033
Allowance on loans individually evaluated for impairment	$695	$488	$10,918	$72	$809	$12,982
Allowance on loans collectively evaluated for impairment	24,009	20,169	27,478	3,764	17,172	92,592
Loans, net of unearned income:
Balance at end of period	$4,771,690	$2,926,686	$728,778	$730,621	$2,370,922	$11,528,697
Balance at end of period individually evaluated for impairment	26,608	23,302	79,417	2,724	5,909	137,960
Balance at end of period collectively evaluated for impairment	4,745,082	2,903,384	649,361	727,897	2,365,013	11,390,737
A summary of changes in the allowance for loan losses for acquired loans, by loan portfolio type, for the three months ended March 31 is as follows:

	2017
(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Energy-related	Residential Mortgage	Consumer	Total
Allowance for loan losses at beginning of period	$23,574	$3,230	$39	$7,412	$4,895	$39,150
Provision for (Reversal of) loan losses	(84)	63	(26)	(437)	72	(412)
Transfer of balance to OREO and other	377	(350)	—	2	44	73
Loans charged off	—	—	—	—	(89)	(89)
Recoveries	109	35	—	—	211	355
Allowance for loan losses at end of period	$23,976	$2,978	$13	$6,977	$5,133	$39,077
Allowance on loans individually evaluated for impairment	$694	$750	$—	$15	$45	$1,504
Allowance on loans collectively evaluated for impairment	23,282	2,228	13	6,962	5,088	37,573
Loans, net of unearned income:
Balance at end of period	$1,099,365	$315,373	$1,108	$394,499	$398,413	$2,208,758
Balance at end of period individually evaluated for impairment	7,966	1,810	—	464	1,840	12,080
Balance at end of period collectively evaluated for impairment	832,060	281,009	1,108	278,742	306,420	1,699,339
Balance at end of period acquired with deteriorated credit quality	259,339	32,554	—	115,293	90,153	497,339

	2016
(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Energy-related	Residential Mortgage	Consumer	Total
Allowance for loan losses at beginning of period	$25,979	$2,819	$125	$7,841	$7,806	$44,570
Provision for (Reversal of) loan losses	(598)	194	(25)	662	(1,236)	(1,003)
Increase (Decrease) in FDIC loss share receivable	2	(34)	—	(35)	(191)	(258)
Transfer of balance to OREO and other	(1,574)	(343)	—	(70)	(472)	(2,459)
Loans charged off	—	(30)	—	—	(141)	(171)
Recoveries	55	108	—	25	116	304
Allowance for loan losses at end of period	$23,864	$2,714	$100	$8,423	$5,882	$40,983
Allowance on loans individually evaluated for impairment	$41	$5	$—	$—	$50	$96
Allowance on loans collectively evaluated for impairment	23,823	2,709	100	8,423	5,832	40,887
Loans, net of unearned income:
Balance at end of period	$1,458,938	$447,696	$2,884	$477,770	$535,259	$2,922,547
Balance at end of period individually evaluated for impairment	911	1,582	34	—	4,718	7,245
Balance at end of period collectively evaluated for impairment	1,088,713	409,561	2,850	340,278	414,902	2,256,304
Balance at end of period acquired with deteriorated credit quality	369,314	36,553	—	137,492	115,639	658,998
Portfolio Segment Risk Factors
Commercial real estate loans include loans to commercial customers for long-term financing of land and buildings or for land development or construction of a building. These loans are repaid through revenues from operations of the businesses, rents of properties, sales of properties and refinances. Commercial and industrial loans represent loans to commercial customers to finance general working capital needs, equipment purchases and other projects where repayment is derived from cash flows resulting from business operations. The Company originates commercial business loans on a secured and, to a lesser extent, unsecured basis.
Residential mortgage loans consist of loans to consumers to finance a primary residence. The vast majority of the residential mortgage loan portfolio is comprised of non-conforming 1-4 family mortgage loans secured by properties located in the Company's market areas and originated under terms and documentation that permit their sale in a secondary market.
Consumer loans are offered by the Company in order to provide a full range of retail financial services to its customers and include home equity, credit card and other direct consumer installment loans. The Company originates substantially all of its consumer loans in its primary market areas. Loans in the consumer segment are sensitive to unemployment and other key consumer economic measures.
Credit Quality
The Company utilizes an asset risk classification system in accordance with guidelines established by the Federal Reserve Board as part of its efforts to monitor commercial asset quality. “Special mention” loans are defined as loans where known information about possible credit problems of the borrower cause management to have some doubt as to the ability of these borrowers to comply with the present loan repayment terms which may result in future disclosure of these loans as non-performing. For problem assets with identified credit issues, the Company has two primary classifications: “substandard” and “doubtful.”
Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full satisfaction of the loan balance outstanding questionable, which makes probability of loss higher based on currently existing facts, conditions, and values. Loans classified as “Pass” do not meet the criteria set forth for special mention, substandard, or doubtful classification and are not considered criticized. Asset risk classifications are determined at origination or acquisition and reviewed on an ongoing basis. Risk classifications are changed if, in the opinion of management, the risk profile of the customer has changed since the last review of the loan relationship.
The Company’s investment in loans by credit quality indicator is presented in the following tables. The tables below further segregate the Company’s loans between loans that were originated, or renewed and underwritten by the Company (legacy loans) and acquired loans. Loan premiums/discounts in the tables below represent the adjustment of acquired loans to fair value at the acquisition date, as adjusted for income accretion and changes in cash flow estimates in subsequent periods. Asset risk classifications for commercial loans reflect the classification as of March 31, 2017 and December 31, 2016. Credit quality information in the tables below includes total loans acquired (including acquired impaired loans) at the gross loan balance, prior to the application of premiums/discounts, at March 31, 2017 and December 31, 2016.
Loan delinquency is the primary credit quality indicator that the Company utilizes to monitor consumer asset quality.

	Legacy loans
	March 31, 2017					December 31, 2016
(Dollars in thousands)	Pass	Special Mention	Sub- standard	Doubtful	Total	Pass	Special Mention	Sub- standard	Doubtful	Total
Commercial real estate - Construction	$876,872	$1,119	$4,348	$—	$882,339	$734,687	$2,203	$3,871	$—	$740,761
Commercial real estate - Other	4,882,222	52,083	61,865	—	4,996,170	4,801,494	26,159	54,900	—	4,882,553
Commercial and industrial	3,064,306	31,615	27,014	17,270	3,140,205	3,112,300	29,763	35,199	17,534	3,194,796
Energy-related	314,975	65,469	153,186	28,885	562,515	242,123	80,084	225,724	11,358	559,289
Total	$9,138,375	$150,286	$246,413	$46,155	$9,581,229	$8,890,604	$138,209	$319,694	$28,892	$9,377,399

	Legacy loans
	March 31, 2017			December 31, 2016
(Dollars in thousands)	Current	30+ Days Past Due	Total	Current	30+ Days Past Due	Total
Residential mortgage	$884,571	$17,288	$901,859	$836,509	$17,707	$854,216
Consumer - Home equity	1,779,409	17,714	1,797,123	1,768,763	14,658	1,783,421
Consumer - Indirect automobile	107,519	2,655	110,174	127,054	3,994	131,048
Consumer - Credit card	82,636	976	83,612	81,602	922	82,524
Consumer - Other	445,538	3,909	449,447	462,650	3,666	466,316
Total	$3,299,673	$42,542	$3,342,215	$3,276,578	$40,947	$3,317,525

	Acquired loans
	March 31, 2017						December 31, 2016
(Dollars in thousands)	Pass	Special Mention	Sub-standard	Doubtful	Premium/(Discount)	Total	Pass	Special Mention	Sub-standard	Doubtful	Loss	Premium/(Discount)	Total
Commercial real estate - Construction	$45,192	$472	$2,717	$2,574	$11,001	$61,956	$46,498	$459	$3,118	$2,574	$—	$8,759	$61,408
Commercial real estate - Other	1,014,057	15,408	46,451	1,475	(39,982)	1,037,409	1,090,063	19,284	49,136	1,457	23	(42,419)	1,117,544
Commercial and industrial	293,402	5,407	18,030	403	(1,869)	315,373	323,154	1,416	27,749	494	—	(4,487)	348,326
Energy-related	1,113	—	—	—	(5)	1,108	1,910	—	—	—	—	(6)	1,904
Total	$1,353,764	$21,287	$67,198	$4,452	$(30,855)	$1,415,846	$1,461,625	$21,159	$80,003	$4,525	$23	$(38,153)	$1,529,182

	Acquired loans
	March 31, 2017				December 31, 2016
(Dollars in thousands)	Current	30+ Days Past Due	Premium (Discount)	Total	Current	30+ Days Past Due	Premium (Discount)	Total
Residential mortgage	$404,276	$19,268	$(29,045)	$394,499	$424,300	$20,914	$(32,030)	$413,184
Consumer - Home equity	352,836	12,971	(16,134)	349,673	377,021	12,807	(17,323)	372,505
Consumer - Indirect automobile	26	—	—	26	12	—	(8)	4
Consumer - Other	52,572	937	(4,795)	48,714	58,141	1,423	(4,392)	55,172
Total	$809,710	$33,176	$(49,974)	$792,912	$859,474	$35,144	$(53,753)	$840,865

Legacy Impaired Loans
Information on the Company’s investment in legacy impaired loans, which include all TDRs and all other non-accrual loans evaluated or measured individually for impairment for purposes of determining the allowance for loan losses, is presented in the following tables as of and for the periods indicated.

	March 31, 2017			December 31, 2016
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
(Dollars in thousands)
With no related allowance recorded:
Commercial real estate	$24,203	$24,203	$—	$17,299	$16,507	$—
Commercial and industrial	10,176	10,176	—	14,202	13,189	—
Energy-related	93,289	93,289	—	152,424	143,239	—
Residential mortgage	519	519	—	—	—	—
Consumer - Home equity	3,480	3,480	—	—	—	—
Consumer -Other	—	—	—	—	—	—

With an allowance recorded:
Commercial real estate	22,000	22,000	(1,222)	17,688	17,524	(641)
Commercial and industrial	30,204	30,204	(13,860)	28,829	28,329	(10,864)
Energy-related	49,109	49,109	(10,446)	53,967	53,088	(9,769)
Residential mortgage	4,392	4,064	(98)	4,627	4,312	(144)
Consumer - Home equity	16,605	16,229	(1,263)	13,906	13,257	(993)
Consumer - Indirect automobile	724	724	(139)	1,037	758	(114)
Consumer - Other	3,124	3,035	(277)	2,447	2,442	(251)
Total	$257,825	$257,032	$(27,305)	$306,426	$292,645	$(22,776)
Total commercial loans	$228,981	$228,981	$(25,528)	$284,409	$271,876	$(21,274)
Total mortgage loans	4,911	4,583	(98)	4,627	4,312	(144)
Total consumer loans	23,933	23,468	(1,679)	17,390	16,457	(1,358)

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)
With no related allowance recorded:
Commercial real estate	$24,370	$315	$16,167	$38
Commercial and industrial	10,408	92	27,540	286
Energy-related	96,664	365	53,920	513
Residential mortgage	519	4	1,289	16
Consumer - Home equity	3,480	34	—	—
With an allowance recorded:
Commercial real estate	22,076	115	10,710	83
Commercial and industrial	30,779	209	3,166	46
Energy-related	49,887	2	21,289	224
Residential mortgage	4,080	41	1,462	8
Consumer - Home equity	15,746	170	5,188	51
Consumer - Indirect automobile	766	7	190	1
Consumer - Other	3,078	49	391	7
Total	$261,853	$1,403	$141,312	$1,273
Total commercial loans	$234,184	$1,098	$132,792	$1,190
Total mortgage loans	4,599	45	2,751	24
Total consumer loans	23,070	260	5,769	59
As of March 31, 2017 and December 31, 2016, the Company was not committed to lend a material amount of additional funds to any customer whose loan was classified as impaired or as a troubled debt restructuring.

NOTE 6 – GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS
Goodwill
Changes to the carrying amount of goodwill by reporting unit for the three months ended March 31, 2017, and the year ended December 31, 2016 are provided in the following table.

(Dollars in thousands)	IBERIABANK	IMC	LTC	Total
Balance, December 31, 2015	$696,260	$23,178	$5,165	$724,603
Goodwill adjustments during the year	2,253	—	—	2,253
Balance, December 31, 2016	$698,513	$23,178	$5,165	$726,856
Goodwill adjustments during the year	—	—	—	—
Balance, March 31, 2017	$698,513	$23,178	$5,165	$726,856
The goodwill adjustments during 2016 were the result of the finalization of fair value estimates related to the 2015 acquisitions of Florida Bank Group, Old Florida, and Georgia Commerce during the respective measurement periods.
The Company performed the required annual goodwill impairment test as of October 1, 2016. The Company’s annual impairment test did not indicate impairment in any of the Company’s reporting units as of the testing date. Following the testing date, management evaluated the events and changes that could indicate that goodwill might be impaired and concluded that a subsequent interim test was not necessary.
Mortgage Servicing Rights
Mortgage servicing rights are recorded at the lower of cost or market value in “other assets” on the Company's consolidated balance sheets and amortized over the remaining servicing life of the loans, with consideration given to prepayment assumptions. Mortgage servicing rights had the following carrying values as of the periods indicated:

	March 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(Dollars in thousands)
Mortgage servicing rights	$7,695	$(3,346)	$4,349	$7,202	$(3,144)	$4,058

In addition, there was an insignificant amount of non-mortgage servicing rights related to SBA loans as of March 31, 2017 and December 31, 2017, respectively.
Title Plant
The Company held title plant assets recorded in “other assets” on the Company's consolidated balance sheets totaling $6.7 million at both March 31, 2017 and December 31, 2016. No events or changes in circumstances occurred during the three months ended March 31, 2017 to suggest the carrying value of the title plant was not recoverable.
Intangible assets subject to amortization
Definite-lived intangible assets had the following carrying values included in “other assets” on the Company’s consolidated balance sheets as of the periods indicated:

	March 31, 2017			December 31, 2016
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$74,001	$(53,887)	$20,114	$74,001	$(52,165)	$21,836
Customer relationship intangible asset	1,273	(1,036)	237	1,348	(1,064)	284
Non-compete agreement	63	(27)	36	63	(22)	41
Total	$75,337	$(54,950)	$20,387	$75,412	$(53,251)	$22,161

NOTE 7 – DERIVATIVE INSTRUMENTS AND OTHER HEDGING ACTIVITIES
The Company enters into derivative financial instruments to manage interest rate risk, exposures related to liquidity and credit risk, and to facilitate customer transactions. The primary types of derivatives used by the Company include interest rate swap agreements, foreign exchange contracts, interest rate lock commitments, forward sales commitments, written and purchased options and credit derivatives. All derivative instruments are recognized on the consolidated balance sheets as "other assets" or "other liabilities" at fair value, as required by ASC Topic 815, Derivatives and Hedging.
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
Information pertaining to outstanding derivative instruments is as follows:

	Balance Sheet Location	Asset Derivatives Fair Value		Balance Sheet Location	Liability Derivatives Fair Value
(Dollars in thousands)		March 31, 2017	December 31, 2016		March 31, 2017	December 31, 2016
Derivatives designated as hedging instruments under ASC Topic 815:
Interest rate contracts	Other assets	$—	$—	Other liabilities	$—	$525
Total derivatives designated as hedging instruments under ASC Topic 815		$—	$—		$—	$525
Derivatives not designated as hedging instruments under ASC Topic 815:
Interest rate contracts	Other assets	$20,982	$20,719	Other liabilities	$17,454	$20,719
Foreign exchange contracts	Other assets	2	27	Other liabilities	2	26
Forward sales contracts	Other assets	145	6,014	Other liabilities	1,209	794
Written and purchased options	Other assets	13,043	12,125	Other liabilities	8,361	8,098
Other contracts	Other assets	—	1	Other liabilities	42	47
Total derivatives not designated as hedging instruments under ASC Topic 815		$34,172	$38,886		$27,068	$29,684
Total		$34,172	$38,886		$27,068	$30,209

	Asset Derivatives Notional Amount		Liability Derivatives Notional Amount
(Dollars in thousands)	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Derivatives designated as hedging instruments under ASC Topic 815:
Interest rate contracts	$—	$—	$108,500	$108,500
Total derivatives designated as hedging instruments under ASC Topic 815	$—	$—	$108,500	$108,500

Derivatives not designated as hedging instruments under ASC Topic 815:
Interest rate contracts	$1,065,894	$1,033,955	$1,065,894	$1,033,955
Foreign exchange contracts	1,277	4,474	1,277	4,474
Forward sales contracts	32,438	229,181	270,612	120,567
Written and purchased options	348,417	289,115	172,782	154,170
Other contracts	8,708	8,784	110,485	106,518
Total derivatives not designated as hedging instruments under ASC Topic 815	$1,456,734	$1,565,509	$1,621,050	$1,419,684
Total	$1,456,734	$1,565,509	$1,729,550	$1,528,184

The Company has entered into risk participation agreements with counterparties to transfer or assume credit exposures related to interest rate derivatives. The notional amounts of risk participation agreements sold were $110.5 million and $106.5 million at March 31, 2017 and December 31, 2016, respectively. Assuming all underlying third party customers referenced in the swap contracts defaulted at March 31, 2017 and December 31, 2016, the exposure from these agreements would not be material based on the fair value of the underlying swaps.
The Company is party to collateral agreements with certain derivative counterparties. Such agreements require that the Company maintain collateral based on the fair values of individual derivative transactions. In the event of default by the Company, the counterparty would be entitled to the collateral.
At December 31, 2016, the Company was required to post $1.9 million in cash or securities as collateral for its derivative transactions, which is included in "interest-bearing deposits in banks" on the Company’s consolidated balance sheets. Effective January 3, 2017, the Chicago Mercantile Exchange and LCH.Clearnet Limited amended their rulebooks to legally characterize variation margin payments for over-the-counter derivatives they clear as settlements of the derivatives' exposure rather than collateral against the exposures. As of March 31, 2017, the Company was required to post $3.9 million in variation margin payments for its derivative transactions, of which virtually all is now required to be netted against the fair value of the derivatives in "other assets/other liabilities" on the consolidated balance sheet. The Company does not anticipate additional assets will be required to be posted as collateral, nor does it believe additional assets would be required to settle its derivative instruments immediately if contingent features were triggered at March 31, 2017. The Company’s master netting agreements represent written, legally enforceable bilateral agreements that (1) create a single legal obligation for all individual transactions covered by the master agreement and (2) in the event of default, provide the non-defaulting counterparty the right to accelerate, terminate, and close-out on a net basis all transactions under the agreement and to promptly liquidate or set-off collateral posted by the defaulting counterparty. As permitted by U.S. GAAP, the Company does not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against recognized fair value amounts of derivatives executed with the same counterparty under a master netting agreement.

The following table reconciles the gross amounts presented in the consolidated balance sheets to the net amounts that would result in the event of offset.

	March 31, 2017
	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet		Net
(Dollars in thousands)		Derivatives	Collateral (1)
Derivatives subject to master netting arrangements
Derivative assets
Interest rate contracts not designated as hedging instruments	$20,982	$(11,303)	$—	$9,679
Written and purchased options	8,260	—	—	8,260
Total derivative assets subject to master netting arrangements	$29,242	$(11,303)	$—	$17,939

Derivative liabilities
Interest rate contracts designated as hedging instruments	$—	$—	$—	$—
Interest rate contracts not designated as hedging instruments	17,454	(11,303)	(23)	6,128
Total derivative liabilities subject to master netting arrangements	$17,454	$(11,303)	$(23)	$6,128

(1)	Consists of cash collateral recorded at cost, which approximates fair value, and investment securities.

	December 31, 2016
	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet		Net
(Dollars in thousands)		Derivatives	Collateral (1)
Derivatives subject to master netting arrangements
Derivative assets
Interest rate contracts not designated as hedging instruments	$20,719	$(9,677)	$—	$11,042
Written and purchased options	8,085	—	—	8,085
Total derivative assets subject to master netting arrangements	$28,804	$(9,677)	$—	$19,127

Derivative liabilities
Interest rate contracts designated as hedging instruments	$525	$—	$(181)	$344
Interest rate contracts not designated as hedging instruments	20,719	(9,677)	(1,711)	9,331
Total derivative liabilities subject to master netting arrangements	$21,244	$(9,677)	$(1,892)	$9,675

(1)	Consists of cash collateral recorded at cost, which approximates fair value, and investment securities.
During the three months ended March 31, 2017 and 2016, the Company has not reclassified into earnings any gain or loss as a result of the discontinuance of cash flow hedges, because it was probable the original forecasted transaction would not occur by the end of the originally specified term.
At March 31, 2017, the Company does not expect to reclassify a material amount from accumulated other comprehensive income into interest income over the next twelve months for derivatives that will be settled.

At March 31, 2017 and 2016, and for the three months then ended, information pertaining to the effect of the hedging instruments on the consolidated financial statements is as follows:

						Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Amount of Gain (Loss) Recognized in OCI net of taxes (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income net of taxes (Effective Portion)

(Dollars in thousands)
	For the Three Months Ended March 31
Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	2017	2016		2017	2016		2017	2016
Interest rate contracts	$163	$(4,127)	Other income (expense)	$(45)	$—	Other income (expense)	$—	$—
Total	$163	$(4,127)		$(45)	$—		$—	$—
Information pertaining to the effect of derivatives not designated as hedging instruments on the consolidated financial statements as of March 31, is as follows:

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		For the Three Months Ended March 31
(Dollars in thousands)		2017	2016
Interest rate contracts (1)	Other income	$1,117	$2,962
Foreign exchange contracts	Other income	7	1
Forward sales contracts	Mortgage income	(360)	(5,343)
Written and purchased options	Mortgage income	655	3,982
Other contracts	Other income	4	—
Total		$1,423	$1,602
(1) Includes fees associated with customer interest rate contracts.

NOTE 8 – SHAREHOLDERS' EQUITY, CAPITAL RATIOS AND OTHER REGULATORY MATTERS

Preferred Stock
The following table presents a summary of the Company's non-cumulative perpetual preferred stock:

					March 31, 2017	December 31, 2016
	Issuance Date	Earliest Redemption Date	Annual Dividend Rate	Liquidation Amount	Carrying Amount	Carrying Amount
				(Dollars in thousands)
Series B Preferred Stock	8/5/2015	8/1/2025	6.625%	$80,000	$76,812	$76,812
Series C Preferred Stock	5/9/2016	5/1/2026	6.600%	57,500	55,285	55,285
				$137,500	$132,097	$132,097
Common Stock
During the second quarter of 2016, the Company's Board of Directors authorized the repurchase of up to 950,000 shares of IBERIABANK Corporation's outstanding common stock. Stock repurchases under this program will be made from time to time, on the open market or in privately negotiated transactions. The timing of these repurchases will depend on market conditions and other requirements. The share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended, or discontinued at any time. At March 31, 2017, the remaining common shares that could be repurchased under the plan approved by the Board was 747,494 shares. The Company did not repurchase any common shares during the first quarter of 2017.
On March 7, 2017, the Company issued an additional 6,100,000 shares of its common stock at a price of $83.00 per common share. Net proceeds from the offering, after deduction of underwriting discounts, commissions, and direct issuance costs, were $485.2 million.
Regulatory Capital
The Company and IBERIABANK are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy regulations and the regulatory framework for prompt corrective action, the Company and IBERIABANK, as applicable, must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
Management believes that, as of March 31, 2017, the Company and IBERIABANK met all capital adequacy requirements to which they are subject.
As of March 31, 2017, the most recent notification from the FRB categorized IBERIABANK as well-capitalized under the regulatory framework for prompt corrective action (the prompt corrective action requirements are not applicable to the Company). To be categorized as well-capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed that categorization.

The Company’s and IBERIABANK’s actual capital amounts and ratios as of March 31, 2017 and December 31, 2016 are presented in the following table.

(Dollars in thousands)	March 31, 2017
	Minimum		Well-Capitalized		Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage
Consolidated	$845,887	4.00%	N/A	N/A	$2,730,832	12.91%
IBERIABANK	843,399	4.00	1,054,249	5.00	1,925,529	9.13
Common Equity Tier 1 (CET1) (1)
Consolidated	$798,791	4.50%	N/A	N/A	$2,598,735	14.64%
IBERIABANK	796,259	4.50	1,150,153	6.50	1,925,529	10.88
Tier 1 Risk-Based Capital (1)
Consolidated	$1,065,054	6.00%	N/A	N/A	$2,730,832	15.38%
IBERIABANK	1,061,679	6.00	1,415,572	8.00	1,925,529	10.88
Total Risk-Based Capital (1)
Consolidated	$1,420,073	8.00%	N/A	N/A	$3,003,882	16.92%
IBERIABANK	1,415,572	8.00	1,769,465	10.00	2,082,079	11.77

	December 31, 2016
	Minimum		Well-Capitalized		Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage
Consolidated	$818,440	4.00%	N/A	N/A	$2,221,528	10.86%
IBERIABANK	816,152	4.00	1,020,190	5.00	1,878,703	9.21
Common Equity Tier 1 (CET1) (1)
Consolidated	$794,334	4.50%	N/A	N/A	$2,089,431	11.84%
IBERIABANK	792,111	4.50	1,144,160	6.50	1,878,703	10.67
Tier 1 Risk-Based Capital (1)
Consolidated	$1,059,112	6.00%	N/A	N/A	$2,221,528	12.59%
IBERIABANK	1,056,147	6.00	1,408,197	8.00	1,878,703	10.67
Total Risk-Based Capital (1)
Consolidated	$1,412,149	8.00%	N/A	N/A	$2,493,988	14.13%
IBERIABANK	1,408,197	8.00	1,760,246	10.00	2,034,663	11.56
(1) Minimum capital ratios are subject to a capital conservation buffer. In order to avoid limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers, an institution must hold a capital conservation buffer above its minimum risk-based capital requirements. This capital conservation buffer is calculated as the lowest of the differences between the actual CET1 ratio, Tier 1 Risk-Based Capital Ratio, and Total Risk-Based Capital ratio and the corresponding minimum ratios. At March 31, 2017, the required minimum capital conservation buffer was 1.250%, and will increase in subsequent years by 0.625% until it is fully phased in on January 1, 2019 at 2.50%. At March 31, 2017, the capital conservation buffers of the Company and IBERIABANK were 8.92% and 3.77%, respectively.

NOTE 9 – EARNINGS PER SHARE
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
The following table presents the calculation of basic and diluted earnings per share for the periods indicated.

	Three Months Ended March 31,
(In thousands, except per share data)	2017	2016
Earnings per common share - basic:
Net income	$50,473	$42,769
Preferred stock dividends	(3,599)	(2,576)
Dividends and undistributed earnings allocated to unvested restricted shares	(346)	(460)
Net income allocated to common shareholders - basic	$46,528	$39,733
Weighted average common shares outstanding	46,123	40,711
Earnings per common share - basic	1.01	0.98
Earnings per common share - diluted:
Net income allocated to common shareholders - basic	$46,528	$39,733
Dividends and undistributed earnings allocated to unvested restricted shares	(37)	(2)
Net income allocated to common shareholders - diluted	$46,491	$39,731
Weighted average common shares outstanding	46,123	40,711
Dilutive potential common shares	373	54
Weighted average common shares outstanding - diluted	46,496	40,765
Earnings per common share - diluted	$1.00	$0.97
For the three months ended March 31, 2017, and 2016, the calculations for basic shares outstanding exclude the weighted average shares owned by the Recognition and Retention Plan (“RRP”) of 406,896 and 475,423, respectively.
The effects from the assumed exercises of 70,456 and 751,387 stock options were not included in the computation of diluted earnings per share for the three months ended March 31, 2017 and 2016, respectively, because such amounts would have had an antidilutive effect on earnings per common share.

NOTE 10 – SHARE-BASED COMPENSATION
The Company has various types of share-based compensation plans that permit the granting of awards in the form of stock options, restricted stock, restricted share units, phantom stock, and performance units. These plans are administered by the Compensation Committee of the Board of Directors, which selects persons eligible to receive awards and determines the terms, conditions and other provisions of the awards. At March 31, 2017, awards of 2,106,167 shares could be made under approved incentive compensation plans. The Company issues shares to fulfill stock option exercises and restricted share units and restricted stock awards vesting from available authorized common shares. At March 31, 2017, the Company believes there are adequate authorized shares to satisfy anticipated stock option exercises and restricted share unit and restricted stock award vesting.
Stock option awards
The Company issues stock options under various plans to directors, officers and other key employees. The option exercise price cannot be less than the fair value of the underlying common stock as of the date of the option grant and the maximum option term cannot exceed ten years.
The following table represents the activity related to stock options during the periods indicated:

	Number of Shares	Weighted Average Exercise Price
Outstanding options, December 31, 2016	721,538	$55.38
Granted	70,433	85.52
Exercised	(24,457)	53.85
Forfeited or expired	(12,539)	75.77
Outstanding options, March 31, 2017	754,975	$57.90
Exercisable options, March 31, 2017	509,347	$55.78

Outstanding options, December 31, 2015	813,777	$56.99
Granted	148,684	47.35
Exercised	(466)	36.48
Forfeited or expired	(43,612)	61.26
Outstanding options, March 31, 2016	918,383	$55.24
Exercisable options, March 31, 2016	606,046	$56.32
The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option awards. The following weighted-average assumptions were used for option awards issued during the following periods:

	For the Three Months Ended March 31
	2017	2016
Expected dividends	1.7%	2.9%
Expected volatility	24.9%	29.1%
Risk-free interest rate	2.1%	1.4%
Expected term (in years)	5.6	6.4
Weighted-average grant-date fair value	$18.75	$10.05
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

The following table represents the compensation expense that is included in non-interest expense and related income tax benefits in the accompanying consolidated statements of comprehensive income related to stock options for the following periods:

	For the Three Months Ended March 31
(Dollars in thousands)	2017	2016
Compensation expense related to stock options	$444	$484
Income tax benefit related to stock options	68	81
At March 31, 2017, there was $2.8 million of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 3 years.
Restricted stock awards
The Company issues restricted stock under various plans for certain officers and directors. The restricted stock awards may not be sold or otherwise transferred until certain restrictions have lapsed. The holders of the restricted stock receive dividends and have the right to vote the shares. The compensation expense for these awards is determined based on the market price of the Company's common stock at the date of grant applied to the total number of shares granted and is recognized over the vesting period (generally three to seven years). As of March 31, 2017 and 2016, unrecognized share-based compensation associated with these awards totaled $21.4 million and $23.4 million, respectively. The unrecognized compensation cost related to restricted stock awards at March 31, 2017 is expected to be recognized over a weighted-average period of 1.7 years.
Restricted share units
During the first three months of 2017 and 2016, the Company issued restricted share units to certain of its executive officers. Restricted share units vest after the end of a three year performance period, based on satisfaction of the performance conditions set forth in the restricted share unit agreement. Recipients do not possess voting or investment power over the common stock underlying such units until vesting. The grant date fair value of these restricted share units is the same as the value of the corresponding number of shares of common stock, adjusted for assumptions surrounding the market-based conditions contained in the respective agreements.
The following table represents the compensation expense that was included in non-interest expense and related income tax benefits in the accompanying consolidated statements of comprehensive income related to restricted stock awards and restricted share units for the periods indicated:

	For the Three Months Ended March 31
(Dollars in thousands)	2017	2016
Compensation expense related to restricted stock awards and restricted share units	$3,277	$3,386
Income tax benefit related to restricted stock awards and restricted share units	1,147	1,185
The following table represents unvested restricted stock award and restricted share unit activity for the following periods:

	For the Three Months Ended March 31
	2017	2016
Balance at beginning of period	543,258	507,130
Granted	146,175	226,176
Forfeited	(4,105)	(3,573)
Earned and issued	(157,753)	(136,126)
Balance at end of period	527,575	593,607
Phantom stock awards
The Company issues phantom stock awards to certain key officers and employees. The awards are subject to a vesting period of five years and are paid out in cash upon vesting. The amount paid per vesting period is calculated as the number of vested “share equivalents” multiplied by the closing market price of a share of the Company’s common stock on the vesting date. Share equivalents are calculated on the date of grant as the total award’s dollar value divided by the closing market price of a share of the Company’s common stock on the grant date. Award recipients are also entitled to a “dividend equivalent” on each unvested share equivalent held by the award recipient. A dividend equivalent is a dollar amount equal to the cash dividends that the participant would have been entitled to receive if the participant’s share equivalents were issued in shares of common stock.

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
Performance units
Performance units are tied to the value of shares of the Company's common stock, are payable in cash, and vest in increments of one-third per year after attainment of one or more performance measures. The value of performance units is the same as the value of the corresponding number of shares of common stock. There were no performance units granted in 2017 or 2016.
The following table indicates compensation expense recorded for phantom stock and performance units based on the number of share equivalents vested at March 31 of the years indicated and the current market price of the Company’s stock at that time:

	For the Three Months Ended March 31
(Dollars in thousands)	2017	2016
Compensation expense related to phantom stock and performance units	$3,053	$2,405
The following table represents phantom stock award and performance unit activity during the periods indicated.

(Dollars in thousands)	Number of share equivalents (1)	Value of share equivalents (2)
Balance, December 31, 2016	472,830	$39,600
Granted	96,897	7,665
Forfeited share equivalents	(5,330)	422
Vested share equivalents	(143,643)	13,715
Balance, March 31, 2017	420,754	$33,282

Balance, December 31, 2015	462,430	$25,466
Granted	185,798	9,526
Forfeited share equivalents	(9,022)	463
Vested share equivalents	(138,752)	6,939
Balance, March 31, 2016	500,454	$25,658

(1)	Number of share equivalents includes all reinvested dividend equivalents for the periods indicated.

(2)
Except for share equivalents at the beginning of each period, which are based on the value at that time, and vested share payments, which are based on the cash paid at the time of vesting, the value of share equivalents is calculated based on the market price of the Company’s stock at the end of the respective periods. The market price of the Company’s stock was $79.10 and $51.27 on March 31, 2017, and 2016, respectively.

NOTE 11 – FAIR VALUE MEASUREMENTS
Recurring fair value measurements
The Company has segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to estimate the fair value at the measurement date in the tables below. See Note 1, Summary of Significant Accounting Policies, in the Annual Report on Form 10-K for the year ended December 31, 2016, for a description of how fair value measurements are determined.

	March 31, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale	$—	$3,823,953	$—	$3,823,953
Mortgage loans held for sale	—	122,333	—	122,333
Derivative instruments	—	34,172	—	34,172
Total	$—	$3,980,458	$—	$3,980,458
Liabilities
Derivative instruments	$—	$27,068	$—	$27,068
Total	$—	$27,068	$—	$27,068

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale	$—	$3,446,097	$—	$3,446,097
Mortgage loans held for sale	—	157,041	—	157,041
Derivative instruments	—	38,886	—	38,886
Total	$—	$3,642,024	$—	$3,642,024
Liabilities
Derivative instruments	$—	$30,209	$—	$30,209
Total	$—	$30,209	$—	$30,209
During the three months ended March 31, 2017, there were no transfers between the Level 1 and Level 2 fair value categories.
Non-recurring fair value measurements
The Company has segregated all assets and liabilities that are measured at fair value on a non-recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below.

	March 31, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Loans	$—	$—	$87,425	$87,425
OREO, net	—	—	2,122	2,122
Total	$—	$—	$89,547	$89,547

	December 31, 2016
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Loans	$—	$—	$93,485	$93,485
OREO, net	—	—	185	185
Total	$—	$—	$93,670	$93,670

In accordance with the provisions of ASC Topic 310, the Company records certain loans considered impaired at their estimated fair value. A loan is considered impaired if it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Fair value is measured at the estimated fair value of the collateral for collateral-dependent loans. Impaired loans with an unpaid principal balance of $120.1 million and $125.5 million were recorded at their fair value at March 31, 2017 and December 31, 2016, respectively. These loans are net of reserves and charge-offs of $32.7 million and $32.0 million included in the Company's allowance for credit losses at March 31, 2017 and December 31, 2016, respectively.
The Company did not record any liabilities at fair value for which measurement of the fair value was made on a non-recurring basis at March 31, 2017 and December 31, 2016.
Fair value option
The Company has elected the fair value option for certain originated residential mortgage loans held for sale, which allows for a more effective offset of the changes in fair values of the loans and the derivative instruments used to hedge them without the burden of complying with the requirements for hedge accounting. The Company has $14.0 million and $12.7 million of mortgage loans held for investment for which the fair value option was elected upon origination and continue to be accounted for at fair value at March 31, 2017 and December 31, 2016, respectively.
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for mortgage loans held for sale measured at fair value:

	March 31, 2017			December 31, 2016
(Dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Unpaid Principal
Mortgage loans held for sale, at fair value	$122,333	$118,875	$3,458	$157,041	$153,801	$3,240
Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest income on loans held for sale in the consolidated statements of comprehensive income. Net gains (losses) resulting from the change in fair value of these loans that were recorded in mortgage income in the consolidated statements of comprehensive income totaled $0.4 million and $1.9 million for the three months ended March 31, 2017 and 2016, respectively. The changes in fair value are mostly offset by economic hedging activities, with an insignificant portion of these changes attributable to changes in instrument-specific credit risk.

NOTE 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS
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
The carrying amount and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments are included in the tables below. See Note 1, Summary of Significant Accounting Policies, in the 2016 Annual Report on Form 10-K for the year ended December 31, 2016 for a description of how fair value measurements are determined.

	March 31, 2017
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$1,301,118	$1,301,118	$1,301,118	$—	$—
Investment securities	3,909,971	3,910,766	—	3,910,766	—
Loans and loans held for sale, net of unearned income and allowance for loan losses	15,109,645	15,196,179	—	122,333	15,073,846
Derivative instruments	34,172	34,172	—	34,172	—

Financial Liabilities
Deposits	$17,312,265	$16,663,693	$—	$—	$16,663,693
Short-term borrowings	448,696	448,696	368,696	80,000	—
Long-term debt	628,085	617,254	—	—	617,254
Derivative instruments	27,068	27,068	—	27,068	—

	December 31, 2016
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$1,362,126	$1,362,126	$1,362,126	$—	$—
Investment securities	3,535,313	3,536,029	—	3,536,029	—
Loans and loans held for sale, net of unearned income and allowance for loan losses	15,077,293	15,066,055	—	157,041	14,909,014
Derivative instruments	38,886	38,886	—	38,886	—

Financial Liabilities
Deposits	$17,408,283	$16,762,475	$—	$—	$16,762,475
Short-term borrowings	509,136	509,136	334,136	175,000	—
Long-term debt	628,953	617,656	—	—	617,656
Derivative instruments	30,209	30,209	—	30,209	—
The fair value estimates presented herein are based upon pertinent information available to management as of March 31, 2017 and December 31, 2016. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 13 – BUSINESS SEGMENTS
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

•	Elimination of investment in subsidiary balances on certain operating segments included in total and average segment assets; and

•	Elimination of intercompany due to and due from balances on certain operating segments that are included in total and average segment assets.

	Three Months Ended March 31, 2017
(Dollars in thousands)	IBERIABANK	IMC	LTC	Consolidated
Interest and dividend income	$190,823	$1,709	$1	$192,533
Interest expense	19,715	—	—	19,715
Net interest income	171,108	1,709	1	172,818
Provision for/ reversal of loan losses	6,158	(4)	—	6,154
Mortgage income	—	14,115	—	14,115
Service charges on deposit accounts	11,153	—	—	11,153
Title revenue	—	—	4,741	4,741
Other non-interest income	17,353	(10)	(6)	17,337
Allocated expenses	(2,174)	1,656	518	—
Non-interest expense	121,651	15,167	4,200	141,018
Income/(loss) before income tax expense	73,979	(1,005)	18	72,992
Income tax expense/(benefit)	22,829	(322)	12	22,519
Net income/(loss)	$51,150	$(683)	$6	$50,473
Total loans and loans held for sale, net of unearned income	$15,072,661	$181,874	$—	$15,254,535
Total assets	21,774,586	209,911	23,982	22,008,479
Total deposits	17,306,328	5,937	—	17,312,265
Average assets	21,550,930	286,694	23,877	21,861,501

	Three Months Ended March 31, 2016
(Dollars in thousands)	IBERIABANK	IMC	LTC	Consolidated
Interest and dividend income	$175,324	$1,611	$1	$176,936
Interest expense	14,654	879	—	15,533
Net interest income	160,670	732	1	161,403
Provision for loan losses	14,905	—	—	14,905
Mortgage income	—	19,940	—	19,940
Service charges on deposit accounts	10,951	—	—	10,951
Title revenue	—	—	4,745	4,745
Other non-interest income	20,210	(1)	—	20,209
Allocated expenses	(2,669)	2,050	619	—
Non-interest expense	120,027	13,198	4,227	137,452
Income/(loss) before income tax expense	59,568	5,423	(100)	64,891
Income tax expense/(benefit)	20,001	2,153	(32)	22,122
Net income/(loss)	$39,567	$3,270	$(68)	$42,769
Total loans and loans held for sale, net of unearned income	$14,428,613	$215,176	$—	$14,643,789
Total assets	19,774,092	291,893	26,578	20,092,563
Total deposits	16,256,147	4,419	—	16,260,566
Average assets	19,381,718	252,281	27,312	19,661,311

NOTE 14 – COMMITMENTS AND CONTINGENCIES
Off-balance sheet commitments
In the normal course of business, to meet the financing needs of its customers, the Company is a party to credit related financial instruments, with risk not reflected in the consolidated financial statements. These financial instruments include commitments to extend credit, standby letters of credit, and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The credit policies used for these commitments are consistent with those used for on-balance sheet instruments. The Company’s exposure to credit loss in the event of non-performance by its customers under such commitments or letters of credit represents the contractual amount of the financial instruments as indicated in the table below. At March 31, 2017 and December 31, 2016, the fair value of guarantees under commercial and standby letters of credit was $1.7 million and $1.6 million, respectively. This fair value will decrease as the existing commercial and standby letters of credit approach their expiration dates.
At March 31, 2017 and December 31, 2016, respectively, the Company had the following financial instruments outstanding and related reserves, whose contract amounts represent credit risk:

(Dollars in thousands)	March 31, 2017	December 31, 2016
Commitments to grant loans	$419,847	$355,558
Unfunded commitments under lines of credit	4,912,092	4,899,930
Commercial and standby letters of credit	165,784	163,560
Reserve for unfunded lending commitments	11,660	11,241
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
Unfunded commitments under commercial lines of credit, revolving credit lines, and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. Many of these types of commitments do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed. See Note 5 for additional information related to the Company’s unfunded lending commitments.
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
Legal proceedings
The nature of the business of the Company’s banking and other subsidiaries ordinarily results in a certain amount of claims, litigation, investigations, and legal and administrative cases and proceedings, which are considered incidental to the normal conduct of business. Some of these claims are against entities or assets of which the Company is a successor or acquired in business acquisitions. The Company has asserted defenses to these litigations and, with respect to such legal proceedings, intends to continue to defend itself vigorously, litigating or settling cases according to management’s judgment as to what is in the best interest of the Company and its shareholders.

In July of 2016, a subsidiary of IBERIABANK received a subpoena from the Office of Inspector General of the U.S. Department of Housing and Urban Development (“HUD”) requesting information on certain previously originated loans insured by the Federal Housing Administration ("FHA") as well as other documents regarding the subsidiary's FHA-related policies and practices. In April of 2017, the Company learned that it, along with certain of its subsidiaries, have been sued in federal court involving the subject matter of the HUD subpoena. However, the Company and its subsidiaries have not been formally served with process and the complaint remains under seal. The Company is in preliminary discussions with HUD and the Department of Justice about this civil matter. The Company has provided a volume of information under the subpoena, and is currently in discussions with HUD regarding the information provided. The Company continues to cooperate with HUD with respect to the subpoena. The Company has concluded that a loss is reasonably possible and could be material; however, in light of the early stages of this matter, an estimate of loss or range thereof cannot be reasonably determined as of the date of this filing.

The Company assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that the Company will incur a loss and the amount of the loss can be reasonably estimated, the Company records a liability in its consolidated financial statements. These legal reserves may be increased or decreased to reflect any relevant developments on a quarterly basis. Where a loss is not probable or the amount of loss is not estimable, the Company does not accrue legal reserves. While the outcome of legal proceedings is inherently uncertain, based on information currently available, advice of counsel, and available insurance coverage, the Company’s management believes that it has established appropriate legal reserves. Any liabilities arising from pending legal proceedings are not expected to have a material adverse effect on the Company’s consolidated financial position, consolidated results of operations, or consolidated cash flows other than disclosed above. However, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to the Company’s consolidated financial position, consolidated results of operations, or consolidated cash flows.
As of the date of this filing, the Company believes the amount of losses associated with legal proceedings that it is reasonably possible to incur above amounts already accrued is not material, other than the HUD matter discussed above.

NOTE 15 – RELATED PARTY TRANSACTIONS
In the ordinary course of business, the Company may execute transactions with various related parties. These transactions are consummated at terms equivalent to the prevailing market rates and terms at the time. Examples of such transactions may include lending or deposit arrangements, transfers of financial assets, services for administrative support, and other miscellaneous items.
The Company has granted loans to executive officers and directors and their affiliates. These loans, including the related principal additions, principal payments, and unfunded commitments are not material to the consolidated financial statements at March 31, 2017 and December 31, 2016. None of the related party loans were classified as non-accrual, past due, troubled debt restructurings, or potential problem loans at March 31, 2017 and December 31, 2016, with the exception of the loan discussed below.
IBERIABANK and several other financial institutions previously extended credit (the “Credit Facility”) under a multi-bank syndicated credit facility to Stone Energy Corporation (the “Borrower"). At March 31, 2017 and December 31, 2016, one of the Company’s directors, David H. Welch, was the Chairman, President and Chief Executive Officer of the Borrower. IBERIABANK held approximately 6 percent of the total commitments from twelve banks under the Credit Facility. On December 14, 2016, the Borrower filed for Chapter 11 Bankruptcy with the U.S. Bankruptcy Court in the Southern District of Texas.  At the time of the filing, $341.5 million was outstanding under the Credit Facility, with approximately $20.3 million outstanding and due to IBERIABANK. At December 31, 2016, the outstanding amount due IBERIABANK under the Credit Facility was on non-accrual status.  On February 15, 2017, Borrower’s Second Amended Joint Prepackaged Plan of Reorganization (the “Plan”) was confirmed by the U.S. Bankruptcy Court.  Pursuant to the Plan, banks under the Credit Facility were allowed a claim in the aggregate principal amount of $341.5 million, which was the principal amount outstanding under the Credit Facility at the time of the bankruptcy filing. The confirmed plan proposed a full recovery to the banks under the Credit Facility of their prepetition claims, including IBERIABANK's prepetition claim of approximately $20.3 million. The Plan further provided that banks under the Credit Facility were to receive, on account of their prepetition claims, (i) their respective pro-rata share of commitments and obligations owing with respect to outstanding loans under a new 4-year Reserve Based Lending Facility (the “Exit Facility”), and (ii) their respective pro rata share of prepetition cash as a partial repayment of such outstanding loans subject to re-borrowing to the extent permitted and pursuant to the terms of the Exit Facility held by such banks. On February 28, 2017, the Plan became effective and the Borrower satisfied the entire amount due and owing to the financial institutions on their claim of $341.5 million, including payment to IBERIABANK of approximately $20.3 million. On that same date, having emerged from the Chapter 11 bankruptcy, the Borrower entered into the new Exit Facility with the lenders, including IBERIABANK. The new Exit Facility, which replaces the Credit Facility, provides for a $200 million reserve-based credit facility with a maturity date of February 21, 2021. Interest on advances under the Exit Facility is calculated using the London Interbank Offering Rate ("LIBOR") or the base rate, at the election of the Borrower, plus, in each case an applicable margin. The applicable margin is determined based on borrower base utilization and ranges from 2.00% to 3.00% per annum for base rate loans and 3.00% to 4.00% per annum for LIBOR loans. IBERIABANK holds a 6 percent pro-rata share, or $12 million, of the $200 million total committed under the new facility. At March 31, 2017, there are no draws or outstanding amounts under the Exit Facility. Effective April 28, 2017, David H. Welch retired from Stone Energy.
Deposits from related parties held by the Company were not material at March 31, 2017 and December 31, 2016.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to assist readers in understanding the consolidated financial condition and results of operations of IBERIABANK Corporation and its wholly owned subsidiaries (collectively, the “Company”) as of and for the period ended March 31, 2017, and updates the Annual Report on Form 10-K for the year ended December 31, 2016. This discussion should be read in conjunction with the unaudited consolidated financial statements, accompanying footnotes and supplemental financial data included herein. The emphasis of this discussion will be amounts as of March 31, 2017 compared to December 31, 2016 for the balance sheets and the three months ended March 31, 2017 compared to March 31, 2016 for the statements of comprehensive income. Certain amounts in prior year presentations have been reclassified to conform to the current year presentation.
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
Forward-looking statements represent management’s beliefs, based upon information available at the time the statements are made, with regard to the matters addressed; they are not guarantees of future performance.  Forward-looking statements are subject to numerous assumptions, risks and uncertainties that change over time and could cause actual results or financial condition to differ materially from those expressed in or implied by such statements.  Factors that could cause or contribute to such differences include, but are not limited to: the level of market volatility, our ability to execute our growth strategy, including the availability of future bank acquisition opportunities, our ability to execute on our revenue and efficiency improvement initiatives, unanticipated losses related to the completion and integration of mergers and acquisitions, refinements to purchase accounting adjustments for acquired businesses and assets and assumed liabilities in these transactions, adjustments of fair values of acquired assets and assumed liabilities and of deferred taxes in acquisitions, actual results deviating from the Company’s current estimates and assumptions of timing and amounts of cash flows, credit risk of our customers, effects of low energy and commodity prices, effects of residential real estate prices and levels of home sales, our ability to satisfy capital and liquidity standards such as those imposed by the Dodd-Frank Wall Street Reform and Consumer Protection Act and those adopted by the Basel Committee on Banking Supervision and federal banking regulators, sufficiency of our allowance for loan losses, changes in interest rates, access to funding sources, reliance on the services of executive management, competition for loans, deposits and investment dollars, competition from competitors with greater financial resources than the Company, reputational risk and social factors, changes in government regulations and legislation, increases in FDIC insurance assessments, geographic concentration of our markets, economic or business conditions in our markets or nationally, rapid changes in the financial services industry, significant litigation, cyber-security risks including dependence on our operational, technological, and organizational systems and infrastructure and those of third party providers of those services, hurricanes and other adverse weather events, and valuation of intangible assets. Factors that may cause actual results to differ materially from these forward-looking statements are discussed in the Company’s Annual Report on Form 10-K and other filings with the Securities and Exchange Commission (the “SEC”), available at the SEC’s website, www.sec.gov, and the Company’s website, www.iberiabank.com, under the heading “Investor Relations” and then "Financial Information." All information in this discussion is as of the date of this Report. Except to the extent required by applicable law or regulation, the Company undertakes no obligation to revise or update publicly any forward-looking statement for any reason.

EXECUTIVE SUMMARY
Corporate Profile
The Company is a $22.0 billion bank holding company primarily concentrated in commercial banking in the southeastern United States. The Company has been fulfilling the commercial and retail banking needs of our customers for 130 years through our subsidiary, IBERIABANK, with products and services currently offered in eight states. The Company operates mortgage production offices in 10 states through IMC, which was merged into IBERIABANK effective January 1, 2017, and offers a full line of title insurance and closing services throughout Arkansas and Louisiana through LTC and its subsidiaries. ICP provides equity research, institutional sales and trading, and corporate finance services throughout the energy industry. 1887 Leasing, LLC owns an aircraft used by management of the Company. IAM provides wealth management and trust advisory services for commercial and private banking clients. CDE is engaged in the acquisition and allocation of tax credits.
Summary of 2017 First Quarter Results of Operations
Net income available to common shareholders for the three months ended March 31, 2017 totaled $46.9 million, or $1.00 per diluted share, compared to $40.2 million, or $0.97 per diluted share, for the same period of 2016. The primary drivers of the net $6.7 million increase included an $11.4 million increase in net interest income and an $8.8 million decrease in provision expense, offset by an $8.5 million decrease in non-interest income, a $3.6 million increase in non-interest expense, and a $1.0 million increase in preferred dividends.
Net interest income was $172.8 million for the first quarter of 2017, an $11.4 million, or 7%, increase compared to the same quarter of 2016, driven by a $2.2 billion, or 12%, increase in average earning assets, offset by a ten basis point decrease in earning asset yield, a $988.6 million, or 8%, increase in average interest-bearing liabilities and a nine basis point increase in overall funding costs. Net interest margin on a tax-equivalent basis decreased fifteen basis points to 3.53% from 3.68% when comparing the periods, largely due to excess liquidity, as well as excess capital currently invested in lower yielding cash and securities.
Non-interest income decreased $8.5 million, or 15%, to $47.3 million at March 31, 2017, primarily the result of a $5.8 million decrease in mortgage income and a $1.1 million decrease in broker commissions. Other non-interest income also decreased $2.4 million primarily due to a $1.9 million decrease in client derivatives income and lower gains on sales of SBA loans.
Non-interest expense for the first quarter of 2017 increased $3.6 million, or 3%, compared to the same quarter of 2016, primarily driven by a $1.1 million increase in salaries and employee benefits, a $1.0 million increase in data processing, a $1.6 million increase in professional services, and a $1.9 million increase in credit and other loan related expenses. These increases were partially offset by a $2.6 million FDIC loss share reimbursement expense that was incurred during the first quarter of 2016.
The Company recorded a provision for loan losses of $6.2 million during the quarter ended March 31, 2017, $8.8 million lower than the provision recorded during the quarter ended March 31, 2016. The decrease in the provision was primarily due to a $14.0 million decrease in the provision for energy-related loans, offset by a $5.4 million increase in the non-energy commercial loan provision during these periods. The provision for energy-related loans decreased as certain energy-related classified assets cycled through resolution. Classified energy loans decreased 37% to $182.1 million at March 31, 2017, compared to $287.4 million at March 31, 2016. Conversely, non-energy-related classified commercial loans increased 12% to $182.1 million at March 31, 2017. The provision covered net charge-offs by 102% during the quarter ended March 31, 2017.
Summary of Financial Condition at March 31, 2017
Total assets for the quarter ended March 31, 2017 were $22.0 billion, up $349.3 million, or 2%, from December 31, 2016. A $377.9 million increase in available for sale securities drove the increase in total assets. During March 2017, the Company issued an additional 6.1 million shares of common stock, resulting in net proceeds of $485.2 million. The proceeds are currently invested in cash, but are expected to be used to fund a portion of the pending acquisition of Sabadell United Bank, N.A.
Total loans net of unearned income at March 31, 2017 were $15.1 billion, an increase of $67.2 million, or 0.4%, from December 31, 2016. While slower loan growth during the first quarter of each year is a consistent seasonal trend, the Company grew legacy loans by $228.5 million, or 2%, during the first quarter of 2017, offset by a $161.3 million, or 7%, decrease in acquired loans.
From an asset quality perspective, total non-performing assets decreased $31.5 million, or 13%, compared to December 31, 2016. The Company's total allowance for loan losses increased $0.2 million, or 0.1%, to $144.9 million at March 31, 2017, and represented 0.96% of total loans at both March 31, 2017 and December 31, 2016.

Total deposits decreased $96.0 million, less than 1%, to $17.3 billion at March 31, 2017. Non-interest-bearing deposits increased $102.7 million, or 2%, and comprised 29% of total deposits at March 31, 2017, compared to 28% at December 31, 2016. Interest-bearing deposits decreased $198.7 million, or 2%, from December 31, 2016 to March 31, 2017.
Shareholders’ equity increased $518.3 million, or 18%, from year-end 2016. The increase was primarily driven by the issuance of 6.1 million shares of common stock during the first quarter of 2017, resulting in net proceeds of $485.2 million.
2017 Outlook
The Company's long-term financial goals are as follows:

•	Return on Average Tangible Common Equity of 13% to 17% (core basis);

•	Core Tangible Efficiency Ratio of less than 60%; and

•	Legacy Asset Quality in the top 10% of our peers.
Our strong liquidity and capital positions will be both our greatest opportunity and challenge in 2017 as our margin performance will be dependent on our ability to deploy that excess liquidity and capital into higher yielding assets. In addition, continued improvement in credit quality will be instrumental to a successful 2017.
Management's expectations for the Company in 2017 include the following:

•	Consolidated loan growth in the high-single digit range, including growth from our recent expansion into the South Carolina market;

•	Easing of the risk-off trade, reducing barriers to loan growth;

•	Deposit growth in the mid-single digit range;

•
Improvement in net interest margin as excess liquidity is deployed into higher yielding assets (timing of the reduction in excess liquidity is the most important factor on the overall margin level for the year);

•	Improvement in consolidated credit metrics;

•	Decline in provision expense from 2016 as credit conditions within the energy portfolio continue to improve;

•	Slight increase in non-interest income from 2016 as declines in the mortgage business are offset by other non-interest income categories;

•	Continued cost containment efforts on non-interest expense to reach our goal of a sustained core tangible efficiency ratio below 60%;

•	Effective tax rate of approximately 33.5%;

•	EPS will continue to be pressured until excess liquidity and capital are deployed into higher yielding assets (i.e., currently excess liquidity and capital are earning the Fed Funds rate); and

•
Realization of the full benefit from our modeled asset sensitive position if interest rates continue to move higher. The recent 25 basis point increase in the Fed Funds rate during the first quarter of 2017 should result in 5 cents of favorable quarterly EPS impact in the second quarter of 2017.

On February 28, 2017, the Company announced the signing of a definitive agreement under which the Company will acquire Sabadell United Bank, N.A., which we refer to as "Sabadell," from Banco de Sabadell, S.A., which we refer to as "Banco Sabadell," in a stock and cash transaction valued at $1.025 billion. The proposed acquisition (the "Sabadell Acquisition") of Sabadell by the Company has been approved by the Board of Directors of both the Company and Banco Sabadell, and is expected to close in the second half of 2017. Upon completion of the acquisition, Sabadell will be merged with and into IBERIABANK. Completion of the transaction is subject to customary closing conditions, including the receipt of required regulatory approvals.

FINANCIAL OVERVIEW
The following table sets forth selected financial ratios and other relevant data used by management to analyze the Company's performance.
TABLE 1—SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

	As of and For the Three Months Ended March 31
	2017	2016
Key Ratios (1)
Return on average assets	0.94%	0.87%
Core return on average assets (Non-GAAP)	0.96	0.90
Return on average common equity	6.41	6.59
Core return on average tangible common equity (Non-GAAP) (2)	8.99	10.26
Equity to assets at end of period	15.71	12.68
Earning assets to interest-bearing liabilities at end of period	152.09	142.02
Interest rate spread (3)	3.34	3.53
Net interest margin (TE) (3) (4)	3.53	3.68
Non-interest expense to average assets (annualized)	2.62	2.81
Efficiency ratio (5)	64.1	63.3
Core tangible efficiency ratio (TE) (Non-GAAP) (2) (4) (5)	61.6	60.3
Common stock dividend payout ratio	39.0	34.9
Asset Quality Data (Legacy)
Non-performing assets to total assets at end of period (6)	0.99%	0.65%
Allowance for credit losses to non-performing loans at end of period (6)	62.43	127.85
Allowance for credit losses to total loans at end of period	0.91	1.04
Consolidated Capital Ratios
Tier 1 leverage capital ratio	12.91%	9.41%
Common Equity Tier 1 (CET1)	14.64	10.11
Tier 1 risk-based capital ratio	15.38	10.56
Total risk-based capital ratio	16.92	12.21

(1)	With the exception of end-of-period ratios, all ratios are based on average daily balances during the respective periods.

(2)	Tangible calculations eliminate the effect of goodwill and acquisition-related intangible assets and the corresponding amortization expense on a tax-effected basis where applicable.

(3)
Interest rate spread represents the difference between the weighted average yield on earning assets and the weighted average cost of interest-bearing liabilities. Net interest margin represents net interest income as a percentage of average net earning assets.

(4)	Fully taxable equivalent ("TE") calculations include the tax benefit associated with related income sources that are tax-exempt using a rate of 35%, which approximates the marginal tax rate.

(5)	The efficiency ratio represents non-interest expense as a percentage of total revenues. Total revenues are the sum of net interest income and non-interest income.

(6)	Non-performing loans consist of non-accruing loans and loans 90 days or more past due. Non-performing assets consist of non-performing loans and repossessed assets.

ANALYSIS OF RESULTS OF OPERATIONS
Net Interest Income/Net Interest margin
Net interest income is the difference between interest realized on earning assets and interest paid on interest-bearing liabilities and is also the largest driver of core earnings. As such, it is subject to constant scrutiny by management. The rate of return and relative risk associated with earning assets are weighed to determine the appropriateness and mix of earning assets. Additionally, the need for lower cost funding sources is weighed against relationships with clients and future growth opportunities. The Company’s net interest spread, which is the difference between the yields earned on average earning assets and the rates paid on average interest-bearing liabilities, was 3.34% and 3.53%, during the three months ended March 31, 2017 and 2016, respectively. The Company’s net interest margin on a taxable equivalent (“TE”) basis, which is net interest income (TE) as a percentage of average earning assets, was 3.53% and 3.68%, respectively, for the same periods.

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
TABLE 2—AVERAGE BALANCES, NET INTEREST INCOME AND INTEREST YIELDS / RATES

	Three Months Ended March 31
	2017			2016
(Dollars in thousands)	Average Balance	Interest Income/Expense (2)	Yield/ Rate (TE)	Average Balance	Interest Income/Expense (2)	Yield/ Rate (TE)
Earning Assets:
Loans(1):
Commercial loans	$10,917,714	$119,605	4.50%	$10,250,555	$113,417	4.51%
Residential mortgage loans	1,273,069	12,848	4.04%	1,202,692	13,429	4.47%
Consumer and other loans	2,854,972	36,524	5.19%	2,901,163	37,145	5.15%
Total loans	15,045,755	168,977	4.59%	14,354,410	163,991	4.63%
Loans held for sale	175,512	971	2.21%	160,873	1,401	3.48%
Investment securities	3,741,128	19,927	2.24%	2,866,974	15,212	2.24%
FDIC loss share receivable	—	—	—%	37,360	(4,386)	(47.22)%
Other earning assets	1,123,087	2,658	0.96%	453,737	718	0.64%
Total earning assets	20,085,482	192,533	3.93%	17,873,354	176,936	4.03%
Allowance for loan losses	(145,326)			(141,393)
Non-earning assets	1,921,345			1,929,350
Total assets	$21,861,501			$19,661,311
Interest-bearing liabilities
Deposits:
NOW accounts	$3,239,085	3,090	0.39%	$2,859,940	1,940	0.27%
Savings and money market accounts	7,211,545	8,329	0.47%	6,598,838	5,640	0.34%
Certificates of deposit	2,083,749	4,638	0.90%	2,098,032	4,354	0.83%
Total interest-bearing deposits	12,534,379	16,057	0.52%	11,556,810	11,934	0.42%
Short-term borrowings	410,726	277	0.27%	494,670	485	0.39%
Long-term debt	618,494	3,381	2.22%	523,503	3,114	2.39%
Total interest-bearing liabilities	13,563,599	19,715	0.59%	12,574,983	15,533	0.50%
Non-interest-bearing demand deposits	4,976,945			4,388,259
Non-interest-bearing liabilities	221,993			167,810
Total liabilities	18,762,537			17,131,052
Shareholders’ equity	3,098,964			2,530,259
Total liabilities and shareholders’ equity	$21,861,501			$19,661,311
Net earning assets	$6,521,883			$5,298,371
Net interest income/ Net interest spread		$172,818	3.34%		$161,403	3.53%
Net interest income (TE) / Net interest margin (TE) (3)		$175,309	3.53%		$163,728	3.68%

(1)	Total loans include non-accrual loans for all periods presented.

(2)	Interest income includes loan fees of $0.7 million for the three-month periods ended March 31, 2017 and 2016.

(3)	Taxable equivalent yields are calculated using a rate of 35%, which approximates the marginal tax rate.
Net interest income increased $11.4 million, or 7%, to $172.8 million in the first three months of 2017 when compared to 2016. The increase in net interest income for the first quarter of 2017 is the result of a $2.2 billion increase in average earning assets and the elimination of the negative yield related to the amortization of FDIC loss share receivables in prior periods. The

Company terminated all FDIC loss share agreements in December of 2016. These increases were partially offset by a ten basis point decrease in average yield on earning assets, a $988.6 million increase in average interest-bearing liabilities, and a nine basis point increase in overall funding costs when compared to the same period of 2016. Net interest margin on a tax-equivalent basis decreased fifteen basis points to 3.53% from 3.68% when comparing the periods, largely due to excess liquidity, as well as excess capital, currently invested in lower yielding cash and securities.
Average loans made up 75% and 80% of average earning assets in the first quarters of 2017 and 2016, respectively. Average loans increased $691.3 million, or 5%, when comparing the first quarter of 2017 to 2016 as a result of the growth in the commercial legacy loan portfolio. Investment securities made up 19% of average earning assets in the first three months of 2017, compared to 16% in the same period of 2016.
Average interest-bearing deposits made up 92% of average interest-bearing liabilities during the first quarters of 2017 and 2016. Average short-term borrowings made up 3% and 4% of average interest-bearing liabilities in the first three months of 2017 and 2016, respectively. Average long-term debt made up 5% and 4% of average interest-bearing liabilities in the first quarter of 2017 and 2016, respectively.
The following table sets forth information regarding average loan balances and average yields, segregated into the legacy and acquired portfolios, for the periods indicated.
TABLE 3—AVERAGE LOAN BALANCES AND YIELDS

	Three Months Ended March 31
	2017		2016
(Dollars in thousands)	Average Balance	Average Yield (TE)	Average Balance	Average Yield (TE)
Legacy loans	$12,760,042	4.19%	$11,318,692	4.12%
Acquired loans	2,285,713	6.81	3,035,718	6.56
Total loans	15,045,755	4.59	14,354,410	4.63
FDIC loss share receivables	—	—	37,360	(47.22)
Total loans and FDIC loss share receivables	$15,045,755	4.59%	$14,391,770	4.49%
Provision for Loan Losses
Management of the Company formally assesses the ACL quarterly and will make provisions for loan losses and unfunded lending commitments as necessary in order to maintain the appropriateness of the ACL at the balance sheet date. The provision for loan losses exceeded net charge-offs by $0.1 million and $10.9 million for the three months ended March 31, 2017 and 2016, respectively.
On a consolidated basis, the Company recorded a provision for loan losses of $6.2 million for the three months ended March 31, 2017, an $8.8 million, or 59%, decrease from the provision recorded for the same period of 2016. The Company’s total provision for credit losses recorded during the three months ended March 31, 2017 was $6.6 million, which is $8.2 million, or 56%, below the total provision recorded in the first three months of 2016. The decrease in the provision was primarily due to a $14 million decrease in the provision for energy-related loans from $14.5 million at March 31, 2016 to $0.5 million at March 31, 2017, offset by an increase in the non-energy commercial loan provision as of March 31, 2017 compared to same period for 2016. The provision for energy-related loans decreased as certain energy-related classified assets have cycled through resolution. Classified energy loans decreased 37% to $182.1 million at March 31, 2017, compared to $287.4 million at March 31, 2016. Conversely, non-energy-related classified commercial loans increased 59% to $110.5 million at March 31, 2017. Net charge-offs to average loans in the legacy portfolio were 0.20% as of March 31, 2017, compared to 0.15% as of March 31, 2016.
See the "Asset Quality" section for further discussion on past due loans, non-performing assets, troubled debt restructurings and the allowance for credit losses.
Non-interest Income
The Company’s operating results for the three months ended March 31, 2017 included non-interest income of $47.3 million compared to $55.8 million for the same period of 2016. This $8.5 million, or 15%, decrease in non-interest income included a $5.8 million, or 29%, decrease in mortgage income, primarily due to a $4.7 million decrease in market value adjustments that was driven by a $104.1 million decrease in the locked pipeline volume compared to the same period for 2016. In addition, broker commissions decreased by $1.1 million, or 28%, primarily due to a decrease in sales and trade commissions. Other non-interes

t income also decreased $2.4 million primarily due to a $1.9 million decrease in client derivatives income and lower gains on the sales of SBA loans.
These decreases were partially offset by a $0.6 million, or 22%, increase in credit card and merchant-related income and a $0.2 million, or 2%, increase in service charges on deposit accounts. Non-interest income as a percentage of total gross revenue (defined as total interest and non-interest income) was 20% in the first quarter of 2017 compared to 24% in the first quarter of 2016.
Non-interest Expense
The Company’s results for the first three months of 2017 included non-interest expense of $141.0 million, an increase of $3.6 million, or 3%, compared to the same quarter of 2016. For the quarter, the Company’s efficiency ratio was 64.1%, compared to 63.3% in the first quarter of 2016.
Salaries and employee benefits expense increased by $1.1 million, or 1%, in the first quarter of 2017 compared to the same period of 2016, primarily due to higher employee benefits expenses (including payroll taxes and medical expenses). Credit and other loan-related expenses increased by $1.9 million, or 69%, compared to the first quarter of 2016, partially due to an increase in the provision for unfunded lending commitments. Professional services increased by $1.6 million in the first quarter of 2017, primarily due to an increase in legal expenses and consulting services. Data processing increased $1.0 million in the first quarter of 2017 when compared to the same period of 2016, primarily due to the implementation of new software including more cloud-based applications.
These increases were partially offset by a decrease of $0.9 million, or 5%, in net occupancy and equipment expense in the first three months of 2017, mostly due to decreases in equipment rental expense and insurance expense as a result of branch closures in 2016. In addition, a $2.6 million FDIC loss share reimbursement expense that was incurred during the first quarter of 2016. The Company terminated all loss share agreements in December of 2016.
Income Taxes
For the three months ended March 31, 2017 and 2016, the Company recorded income tax expense of $22.5 million and $22.1 million, respectively, which resulted in an effective income tax rate of 30.9% and 34.1%, respectively.
The difference between the effective tax rate and the statutory federal and state tax rates relates to items that are non-taxable or non-deductible, primarily the effect of tax-exempt income and various tax credits. The effective tax rate in 2017 decreased primarily due to the increase in deductions from taxable income for certain incentive-based expenses (restricted stock and certain stock options) as a result of the implementation of ASU No. 2016-09. This ASU requires the Company to recognize the excess tax benefits/(shortfalls) of exercised or vested awards as income tax benefit/(expense) through the income statement, whereas these excess tax benefits/(shortfalls) were previously recognized in additional paid-in-capital on the balance sheet.
FINANCIAL CONDITION
Earning Assets
Interest income associated with earning assets is the Company’s primary source of income. Earning assets are composed of interest-earning or dividend-earning assets, including loans, securities, short-term investments, and loans held for sale. Earning assets increased $352.2 million, or 2%, since December 31, 2016.
The following discussion highlights the Company’s major categories of earning assets.
Loans
The Company had total loans of approximately $15.1 billion at March 31, 2017, an increase of $67.2 million from December 31, 2016. Legacy loans increased $228.5 million, or 2%, to $12.9 billion at March 31, 2017, while acquired loans decreased $161.3 million, or 7%, to $2.2 billion at March 31, 2017. The growth in the legacy portfolio included increases in commercial loans of $203.8 million, or 2%, and mortgage loans of $47.6 million, or 6%, offset by a decrease in consumer loans of $23.0 million, or 1%, compared to December 31, 2016 balances. The acquired portfolio decreased as pay-downs and pay-offs occurred. In addition, acquired loans are transferred to the legacy portfolio as they are refinanced, renewed, restructured, or otherwise underwritten to the Company's standards.

The major categories of loans outstanding at March 31, 2017 and December 31, 2016 are presented in the following tables, segregated into legacy and acquired loans.
TABLE 4—SUMMARY OF LOANS

	March 31, 2017
(Dollars in thousands)	Commercial			Consumer and Other
	Real Estate	Commercial and Industrial	Energy-related	Residential Mortgage	Home equity	Indirect automobile	Credit Card	Other	Total
Legacy	$5,878,509	$3,140,205	$562,515	$901,859	$1,797,123	$110,174	$83,612	$449,447	$12,923,444
Acquired	1,099,365	315,373	1,108	394,499	349,673	26	501	48,213	2,208,758
Total loans	$6,977,874	$3,455,578	$563,623	$1,296,358	$2,146,796	$110,200	$84,113	$497,660	$15,132,202

	December 31, 2016
	Commercial			Consumer and Other
	Real Estate	Commercial and Industrial	Energy-related	Residential Mortgage	Home equity	Indirect automobile	Credit Card	Other	Total
Legacy	$5,623,314	$3,194,796	$559,289	$854,216	$1,783,421	$131,048	$82,524	$466,316	$12,694,924
Acquired	1,178,952	348,326	1,904	413,184	372,505	4	468	54,704	2,370,047
Total loans	$6,802,266	$3,543,122	$561,193	$1,267,400	$2,155,926	$131,052	$82,992	$521,020	$15,064,971
Loan Portfolio Components
The Company’s loan to deposit ratio at both March 31, 2017 and December 31, 2016 was 87%. The percentage of fixed-rate loans to total loans decreased from 45% at the end of 2016 to 43% at March 31, 2017.
Commercial Loans
Total commercial loans increased $90.5 million, or 1%, from December 31, 2016, with $203.8 million, or 2%, in legacy loan growth and a decrease in acquired commercial loans of $113.3 million, or 7%. Commercial loans were 73% of the total loan portfolio at March 31, 2017, consistent with the composition at December 31, 2016. Unfunded commitments on commercial loans including approved loan commitments not yet funded were $4.1 billion at March 31, 2017, an increase of $38.1 million, or 0.9%, when compared to the end of the prior year.
Commercial real estate loans increased $175.6 million, or 3%, during the quarter, consisting of increases in legacy commercial real estate loans of $255.2 million, or 5%, offset by decreases in acquired commercial real estate loans of $79.6 million, or 7%. At March 31, 2017, commercial real estate loans totaled $7.0 billion, or 46%, of the total loan portfolio, consistent with December 31, 2016.
As of March 31, 2017, commercial and industrial loans totaled $3.5 billion, an $87.5 million, or 2%, decrease from December 31, 2016. Commercial and industrial loans comprised approximately 23% of the total loan portfolio at March 31, 2017 and December 31, 2016.

The following table details the Company’s commercial loans by state.
TABLE 5—COMMERCIAL LOANS BY STATE OF ORIGINATION

(Dollars in thousands)	Louisiana	Florida	Alabama	Texas	Arkansas	Georgia	Tennessee	Other	Total
March 31, 2017
Legacy	$3,073,432	$1,659,104	$1,213,889	$1,852,933	$650,560	$534,710	$516,679	$79,922	$9,581,229
Acquired	180,356	800,375	13,771	36,869	—	353,648	9,970	20,857	1,415,846
Total	$3,253,788	$2,459,479	$1,227,660	$1,889,802	$650,560	$888,358	$526,649	$100,779	$10,997,075

December 31, 2016
Legacy	$3,133,872	$1,546,290	$1,157,914	$1,849,625	$639,053	$436,936	$540,479	$73,230	$9,377,399
Acquired	193,059	843,191	19,050	39,391	—	395,299	12,868	26,324	1,529,182
Total	$3,326,931	$2,389,481	$1,176,964	$1,889,016	$639,053	$832,235	$553,347	$99,554	$10,906,581
Energy-related Loans
The Company’s loan portfolio includes energy-related loans of $563.6 million at March 31, 2017, compared to $561.2 million at December 31, 2016, a $2.4 million increase. Energy-related loans were 3.7% of total loans at March 31, 2017 and December 31, 2016. At March 31, 2017, exploration and production (“E&P”) loans accounted for 47% of energy-related loans and 53% of energy-related commitments. Midstream companies accounted for 22% of energy-related loans and 23% of energy loan commitments, while service company loans totaled 31% of energy-related loans and 24% of energy commitments.
The rapid and sustained decline in energy commodity prices that began in 2014 and culminated in early 2016 appears to be slowly recovering. The financial condition of businesses and communities tied to the oil and gas industries remains unsettled. While the vast majority of the Company's loan portfolio continues to have no exposure to these concerns, we took actions to mitigate the risks in the weakened economic environment by employing a risk-off strategy, reducing or exiting exposures in our highest risk credits and strengthening certain underwriting standards.
During 2016, many of the Company's criticized (defined as special mention or worse) energy credits deteriorated and cycled toward resolution, as expected. Management has been closely monitoring these loans since the decline in commodities prices in 2014.  Beginning in late 2016, and thus far in 2017, energy prices have shown some stabilization, and the Company expects that prices will remain stable or rise in the foreseeable future.  As a result, energy-related criticized assets have also stabilized, decreasing $70 million, or 22%, since December 31, 2016. The Company's historical focus on sound client selection, conservative credit underwriting, proactive portfolio management, and market and business diversification continue to serve the Company well. The strategic decision to expand into other markets across the southeast allows the Company to drive growth and profitability to offset declining positions in impacted energy segments of business. Based on the composition and detailed analysis of its energy portfolio at March 31, 2017, the Company believes most of its energy exposure is in areas of lower credit risk; however, a deterioration in prices of energy commodities or other factors could lead to increased losses in future periods.
Residential Mortgage Loans
Residential mortgage loans consist of loans to consumers to finance a primary residence. The vast majority of the residential mortgage loan portfolio is comprised of non-conforming 1-4 family mortgage loans secured by properties located in the Company's market areas and originated under terms and documentation that permit their sale in a secondary market. Total residential mortgage loans increased $29.0 million, or 2.3%, compared to December 31, 2016, primarily the result of a $23.2 million increase in non-conforming single-family mortgage loan originations.
Consumer and Other Loans
The Company offers consumer loans in order to provide a full range of retail financial services to customers in the communities in which it operates. The Company originates substantially all of its consumer loans in its primary market areas. At March 31, 2017, $2.8 billion, or 19%, of the total loan portfolio was comprised of consumer loans, compared to $2.9 billion, or 19%, at the end of 2016. Total consumer loans at March 31, 2017 decreased $52.2 million, or 2%, from December 31, 2016, primarily due to a $20.9 million decrease in indirect automobile loans, a product that is no longer offered. The majority of the consumer loan portfolio is comprised of home equity loans, which were approximately $2.1 billion at both March 31, 2017 and December 31, 2016.

In order to assess the risk characteristics of the loan portfolio, the Company considers the current U.S. economic environment and that of its primary market areas. See Note 5, Allowance for Credit Losses, to the consolidated financial statements for credit quality factors by loan portfolio segment.
Additional information on the Company’s consumer loan portfolio is presented in the following tables. For the purposes of Table 7, unscoreable consumer loans have been included with loans with credit scores below 660. Credit scores reflect the most recent information available as of the dates indicated.
TABLE 6—CONSUMER LOANS BY STATE OF ORIGINATION

(Dollars in thousands)	Louisiana	Florida	Alabama	Texas	Arkansas	Georgia	Tennessee	Other	Total
March 31, 2017
Legacy	$1,023,818	$464,690	$256,323	$114,495	$259,614	$72,505	$72,834	$176,077	$2,440,356
Acquired	119,958	191,188	3,618	26,746	—	46,466	10,432	5	398,413
Total	$1,143,776	$655,878	$259,941	$141,241	$259,614	$118,971	$83,266	$176,082	$2,838,769

December 31, 2016
Legacy	$1,033,358	$437,316	$264,293	$119,366	$266,443	$68,167	$69,736	$204,630	$2,463,309
Acquired	126,758	203,840	4,085	30,990	—	50,906	11,085	17	427,681
Total	$1,160,116	$641,156	$268,378	$150,356	$266,443	$119,073	$80,821	$204,647	$2,890,990

TABLE 7—CONSUMER LOANS BY CREDIT SCORE

(Dollars in thousands)	Below 660	660-720	Above 720	Discount	Total
March 31, 2017
Legacy	$488,560	$597,050	$1,354,746	$—	$2,440,356
Acquired	98,490	89,115	231,737	(20,929)	398,413
Total	$587,050	$686,165	$1,586,483	$(20,929)	$2,838,769

December 31, 2016
Legacy	$526,479	$601,285	$1,335,545	$—	$2,463,309
Acquired	169,980	84,100	195,324	(21,723)	427,681
Total	$696,459	$685,385	$1,530,869	$(21,723)	$2,890,990
Mortgage Loans Held for Sale
The Company continues to sell the majority of conforming mortgage loan originations in the secondary market rather than assume the interest rate risk associated with these longer term assets. Upon the sale, the Company retains servicing on a limited portion of these loans. Loans held for sale totaled $122.3 million at March 31, 2017, a decrease of $34.7 million, or 22%, from $157.0 million at year-end 2016. During the first three months of 2017, the company originated approximately $393.9 million in mortgage loans.
Loans held for sale have primarily been fixed-rate single-family residential mortgage loans under contracts to be sold in the secondary market. In most cases, loans in this category are sold within thirty days of closing. Buyers generally have recourse to return a purchased loan to the Company under limited circumstances. See Note 1, Summary of Significant Accounting Policies, in the Annual Report on Form 10-K for the year ended December 31, 2016, for further discussion.

Investment Securities
Investment securities increased by $374.7 million, or 11%, since December 31, 2016 to $3.9 billion at March 31, 2017. Investment securities approximated 18% and 16% of total assets at March 31, 2017 and December 31, 2016, respectively. Average investment securities were 19% of average earning assets in the first three months of 2017, up from 16% for the same period of 2016.
All of the Company's mortgage-backed securities were issued by government-sponsored enterprises at March 31, 2017. The Company does not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, or structured investment vehicles, nor does it hold any private label collateralized mortgage obligations, subprime, Alt-A, sovereign debt, or second lien elements in its investment portfolio. At March 31, 2017, the Company's investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.
Funds generated as a result of sales and prepayments of investment securities are used to fund loan growth and purchase other securities. The Company continues to monitor market conditions and take advantage of market opportunities with appropriate risk and return elements.
The Company assesses the nature of the unrealized losses in its investment portfolio at least quarterly to determine if there are losses that are deemed other-than-temporary. In its analysis of these securities, management considers numerous factors to determine whether there are instances where the amortized cost basis of the debt securities would not be fully recoverable including: the length of time and extent to which the fair value of the securities was less than their amortized cost; whether adverse conditions were present in the operations, geographic area or industry of the issuer; the payment structure of the security, including scheduled interest and principal payments; the issuer's failures to make scheduled payments, if any, and the likelihood of failure to make such scheduled payments in the future; changes to the rating of the security by a rating agency; and subsequent recoveries or additional declines in fair value after the balance sheet date.
Based on its analysis, the Company concluded no declines in the estimated fair value of the Company’s investment securities were deemed to be other-than-temporary at March 31, 2017 and December 31, 2016. Note 3 to the consolidated financial statements provides further information on the Company’s investment securities.
Short-term Investments
Short-term investments primarily result from excess funds invested overnight in interest-bearing deposit accounts at the FRB and the FHLB of Dallas. These balances fluctuate daily depending on the funding needs of the Company and earn interest at the current FHLB and FRB discount rates. The balance in interest-bearing deposits at other institutions decreased $42.1 million, or 4%, from December 31, 2016 to $1.0 billion at March 31, 2017. The Company’s cash activity is further discussed in the “Liquidity and Other Off-Balance Sheet Activities” section below.
Asset Quality
The lending activities of the Company are governed by underwriting policies established by management and approved by the Board Risk Committee of the Board of Directors. Commercial risk personnel, in conjunction with senior lending personnel, underwrite the vast majority of commercial business and commercial real estate loans. The Company provides centralized underwriting of substantially all residential mortgage, small business and consumer loans. Established loan origination procedures require appropriate documentation, including financial data and credit reports. For loans secured by real property, the Company generally requires property appraisals, title insurance or a title opinion, hazard insurance, and flood insurance, where appropriate.
Loan payment performance is monitored and late charges are generally assessed on past due accounts. Delinquent and problem loans are administered by functional teams of specialized risk officers. Risk ratings on commercial exposures (as described below) are reviewed on an ongoing basis and are adjusted as necessary based on the obligor’s risk profile and debt capacity. The central loan review department is responsible for independently assessing and validating risk ratings assigned to commercial exposures through a periodic sampling process. All other loans are also subject to loan reviews through a similar periodic sampling process. The Company exercises judgment in determining the risk classification of its commercial loans.
The Company utilizes an asset risk classification system in accordance with guidelines established by the FRB as part of its efforts to monitor commercial asset quality. In connection with their examinations of insured institutions, both federal and state examiners also have the authority to identify problem assets and, if appropriate, reclassify them. There are three classifications for problem assets: “substandard,” “doubtful,” and “loss”, all of which are considered adverse classifications. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Company will sustain some loss if the weaknesses are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full questionable, and there is a high probability of loss based on currently existing facts, conditions and values. An asset classified as loss is considered not collectible and of such little value that continuance as an asset of the Company is not warranted.
In the first quarter of 2016, the banking regulatory agencies issued interpretive guidance on the valuation of collateral underlying E&P loans and how such valuations should impact the assessment of the inherent credit risk (and ultimately risk ratings and charge-offs) in such loans. The Company's implementation of this guidance in the first quarter of 2016 contributed to the increase in criticized assets within the Company's energy portfolio.
Commercial loans are placed on non-accrual status when any of the following occur: 1) the loan is maintained on a cash basis because of deterioration in the financial condition of the borrower; 2) collection of the full contractual amount of principal or interest is not expected (even if the loan is currently paying as agreed); or 3) when principal or interest has been in default for a period of 90 days or more, unless the loan is both well secured and in the process of collection. Factors considered in determining the collection of the full contractual amount of principal or interest include assessment of the borrower’s cash flow, valuation of underlying collateral, and the ability and willingness of guarantors to provide credit support.  Certain commercial loans are also placed on non-accrual status when payment is not past due and full payment of principal and interest is expected, but we have doubt about the borrower’s ability to comply with existing repayment terms. Consideration will be given to placing a loan on non-accrual due to the deterioration of the debtor’s repayment ability, the repayment of the loan becoming dependent on the liquidation of collateral, an existing collateral deficiency, the loan being classified as "Doubtful" or "Loss", the client filing for bankruptcy, and/or foreclosure being initiated. Regarding all classes within the C&I and CRE portfolios, the determination of a borrower’s ability to make the required principal and interest payments is based on an examination of the borrower’s current financial statements, industry, management capabilities, and other qualitative factors.
When a loan is placed on non-accrual status, the accrual of interest income ceases and accrued but unpaid interest is generally reversed against interest income.
Real estate acquired by the Company through foreclosure or by deed-in-lieu of foreclosure is classified as OREO, and is recorded at the lesser of the related loan balance (the pro-rata carrying value for acquired loans) or estimated fair value less costs to sell. Closed bank branches are also classified as OREO and recorded at the lower of cost or market value.
Under GAAP, certain loan modifications or restructurings are designated as TDRs. In general, the modification or restructuring of a debt constitutes a TDR if the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider under current market conditions. See Note 1, Summary of Significant Accounting Policies, in the Annual Report on Form 10-K for the year ended December 31, 2016 for further details.
Non-performing Assets
The Company defines non-performing assets as non-accrual loans, accruing loans more than 90 days past due, OREO, and foreclosed property. Management continually monitors loans and transfers loans to non-accrual status when warranted.
The Company accounts for loans formerly covered by loss sharing agreements with the FDIC, other loans acquired with deteriorated credit quality, as well as all loans acquired with significant discounts that did not exhibit deteriorated credit quality at acquisition, in accordance with ASC Topic 310-30. Collectively, all loans accounted for under ASC 310-30 are referred to as "purchased impaired loans". Application of ASC Topic 310-30 results in significant accounting differences, compared to loans originated or acquired by the Company that are not accounted for under ASC 310-30. See Note 1, Summary of Significant Accounting Policies, in the Annual Report on Form 10-K for the year ended December 31, 2016 for further details.
Due to the significant difference in accounting for purchased impaired loans, the Company believes inclusion of these loans in certain asset quality ratios that reflect non-performing assets in the numerator or denominator (or both) results in significant distortion to these ratios. In addition, because loan level charge-offs related to purchased impaired loans are not recognized in the financial statements until the cumulative amounts exceed the original loss projections on a pool basis, the net charge-off ratio for acquired loans is not consistent with the net charge-off ratio for other loan portfolios. The inclusion of these loans in certain asset quality ratios could result in a lack of comparability across quarters or years, and could impact comparability with other portfolios that were not impacted by purchased impaired loan accounting. The Company believes that the presentation of certain asset quality measures excluding purchased impaired loans, as indicated below, and related amounts from both the numerator and denominator provides better perspective into underlying trends related to the quality of its loan portfolio. Accordingly, the asset quality measures in the tables below present asset quality information excluding purchased impaired loans, as indicated within each table, and related amounts.

Legacy non-performing assets decreased $35.5 million, or 15%, compared to December 31, 2016, as non-performing loans decreased $34.5 million. Including TDRs that are in compliance with their modified terms, total non-performing assets and TDRs decreased $50.1 million during the first three months of 2017.
The following table sets forth the composition of the Company’s non-performing assets, including accruing loans 90 days or more past due and TDRs for the periods indicated.
TABLE 8—NON-PERFORMING ASSETS AND TROUBLED DEBT RESTRUCTURINGS

	March 31, 2017		December 31, 2016
(Dollars in thousands)	Legacy	Acquired (4)	Legacy	Acquired (4)
Non-accrual loans:
Commercial	$48,366	$4,004	$47,666	$4,484
Energy-related	113,212	—	150,329	—
Mortgage	12,968	789	13,014	719
Consumer and credit card	10,532	1,711	10,534	1,755
Total non-accrual loans	185,078	6,504	221,543	6,958
Accruing loans 90 days or more past due	3,100	4,880	1,104	282
Total non-performing loans (1)	188,178	11,384	222,647	7,240
OREO and foreclosed property (2)	8,217	11,838	9,264	11,935
Total non-performing assets (1)	196,395	23,222	231,911	19,175
Performing troubled debt restructurings (3)	81,379	8,225	95,951	8,418
Total non-performing assets and troubled debt restructurings (1)	$277,774	$31,447	$327,862	$27,593
Non-performing loans to total loans (1)	1.46%	0.52%	1.75%	0.31%
Non-performing assets to total assets (1)	0.99%	1.06%	1.20%	0.81%
Non-performing assets and troubled debt restructurings to total assets (1)	1.40%	1.43%	1.70%	1.17%
Allowance for credit losses to non-performing loans	62.43%	343.26%	52.46%	540.75%
Allowance for credit losses to total loans	0.91%	1.77%	0.92%	1.65%

(1)	Non-performing loans and assets include accruing loans 90 days or more past due.

(2)	OREO and foreclosed property at March 31, 2017 and December 31, 2016 include $2.5 million and $4.8 million, respectively, of legacy former bank properties held for development or resale.

(3)
Performing troubled debt restructurings for March 31, 2017 and December 31, 2016 exclude $106.4 million and $136.8 million, respectively, of legacy loans, and $1.6 million and $2.2 million, respectively, of acquired loans that meet non-performing asset criteria.

(4)
Acquired non-performing loans exclude acquired impaired loans, even if contractually past due or if the Company does not expect to receive payment in full, as the Company is currently accreting interest income over the expected life of the loans.

Non-performing legacy loans were 1.46% of total legacy loans at March 31, 2017, 29 basis points lower than at December 31, 2016. The decrease of $34.5 million in legacy non-performing loans was primarily due to payments totaling approximately $36.5 million on seven energy-related non-accrual loans during the first quarter of 2017.
Non-performing assets as a percentage of total assets have decreased since year-end primarily as a result of the decline in legacy non-accrual loans, mainly energy credits, as previously discussed. Legacy non-performing assets were 0.99% of total legacy assets at March 31, 2017, 21 basis points below December 31, 2016. The allowance for credit losses as a percentage of non-performing legacy loans was 62.43% at March 31, 2017 compared to 52.46% at December 31, 2016. The Company’s allowance for credit losses as a percentage of total legacy loans decreased one basis point from December 31, 2016 to 0.91% at March 31, 2017. The Company has considered the collateral support on these non-performing assets in determining the allowance for credit losses.
The Company had gross charge-offs on legacy loans of $7.2 million during the three months ended March 31, 2017. Offsetting these charge-offs were recoveries of $0.9 million. As a result, net charge-offs on legacy loans during the first three months of

2017 were $6.3 million, or 0.20% annualized, of average loans as compared to net charge-offs of $4.1 million, or 0.15% annualized, for the first three months of 2016.
At March 31, 2017, the Company had $246.4 million of legacy commercial assets classified as substandard and $46.2 million of commercial assets classified as doubtful. Accordingly, the aggregate of the Company’s legacy classified commercial assets was 1.33% of total assets, 1.93% of total loans, and 2.26% of legacy loans. At December 31, 2016, legacy classified commercial assets totaled $348.6 million, or 1.61% of total assets, 2.31% of total loans, and 2.75% of legacy loans. As with non-classified assets, a reserve for credit losses has been recorded for substandard loans at March 31, 2017 in accordance with the Company’s allowance for credit losses policy.
In addition to the problem loans described above, there were $150.3 million of legacy commercial loans classified as special mention at March 31, 2017, which in management’s opinion were subject to potential future rating downgrades. Special mention loans are defined as loans where known information about possible credit problems of the borrowers causes management to have some doubt as to the ability of these borrowers to comply with the present loan repayment terms, which may result in future disclosure of these loans as non-performing. Special mention loans at March 31, 2017 increased $12.1 million, or 8.7%, from December 31, 2016, primarily due to commercial real estate loans.
The asset quality of the Company’s energy-related loan portfolio has generally improved during the first three months of 2017. At March 31, 2017, criticized energy-related loans totaled $247.5 million and classified energy-related loans totaled $182.1 million, compared to criticized energy-related loans of $317.2 million and classified energy-related loans of $237.1 million at December 31, 2016. Non-accrual energy-related loans totaled $113.2 million at March 31, 2017, compared to $150.3 million at year-end 2016. In the first quarter of 2017, the Company has experienced $2.8 million in energy-related net charge-offs. There were no energy-related charge-offs during the first three months of 2016. See Note 5 "Allowance for Credit Losses and Credit Quality" for further details.
Past Due and Non-accrual Loans
Past due status is based on the contractual terms of loans. Total legacy past due and non-accrual loans were 1.71% of total legacy loans at March 31, 2017 compared to 1.95% at December 31, 2016. At March 31, 2017, total acquired loans past due were 0.69% of total acquired loans, an increase of 22 basis points from December 31, 2016. Additional information on past due loans is presented in the following table.
TABLE 9—PAST DUE AND NON-ACCRUAL LOAN SEGREGATION

	March 31, 2017
	Legacy		Acquired (1)		Total
(Dollars in thousands)	Amount	% of Outstanding Balance	Amount	% of Outstanding Balance	Amount	% of Outstanding Balance
Accruing loans:
30-59 days past due	$25,402	0.20%	$2,502	0.11%	$27,904	0.18%
60-89 days past due	6,884	0.05	1,384	0.06	8,268	0.05
90-119 days past due	3,100	0.02	4,880	0.22	7,980	0.05
120 days past due or more	—	—	—	—	—	—
	35,386	0.27	8,766	0.40	44,152	0.29
Non-accrual loans	185,078	1.43	6,504	0.29	191,582	1.27
Total past due and non-accrual loans	$220,464	1.71%	$15,270	0.69%	$235,734	1.56%

(1)
Acquired past due and non-accrual loan amounts exclude acquired impaired loans, even if contractually past due or if the Company does not expect to receive payment in full, as the Company is currently accreting interest income over the expected life of the loans.

	December 31, 2016
	Legacy		Acquired (1)		Total
(Dollars in thousands)	Amount	% of Outstanding Balance	Amount	% of Outstanding Balance	Amount	% of Outstanding Balance
Accruing loans:
30-59 days past due	$18,026	0.14%	$2,586	0.11%	$20,612	0.14%
60-89 days past due	6,876	0.05	1,381	0.06	8,257	0.05
90-119 days past due	880	0.01	250	0.01	1,130	0.01
120 days past due or more	224	—	32	—	256	—
	26,006	0.20	4,249	0.18	30,255	0.20
Non-accrual loans	221,543	1.75	6,958	0.29	228,501	1.52
Total past due and non-accrual loans	$247,549	1.95%	$11,207	0.47%	$258,756	1.72%

(1)
Acquired past due and non-accrual loan amounts exclude acquired impaired loans, even if contractually past due or if the Company does not expect to receive payment in full, as the Company is currently accreting interest income over the expected life of the loans.

Total past due and non-accrual loans decreased $23.0 million from December 31, 2016 to $235.7 million at March 31, 2017. The change was primarily due to a decrease of $36.9 million in non-accrual loans, primarily from an improvement in legacy energy-related non-accrual loans, partially offset by increases in accruing loans 30-59 days past due of $7.3 million and 90-119 days past due of $6.9 million from a limited number of legacy loans moving to past due at March 31, 2017.
Allowance for Credit Losses
The allowance for credit losses represents management’s best estimate of probable credit losses inherent at the balance sheet date. Determination of the allowance for credit losses involves a high degree of complexity and requires significant judgment. Several factors are taken into consideration in the determination of the overall allowance for credit losses. Based on facts and circumstances available, management of the Company believes that the allowance for credit losses was appropriate at March 31, 2017 to cover probable losses in the Company’s loan portfolio. However, future adjustments to the allowance may be necessary, and the results of operations could be adversely affected, if circumstances differ substantially from the assumptions used by management in determining the allowance for credit losses. See the “Application of Critical Accounting Policies and Estimates” and Note 1, Summary of Significant Accounting Policies, in the Annual Report on Form 10-K for the year ended December 31, 2016 for more information.
The allowance for credit losses was $156.6 million at March 31, 2017, or 1.03% of total loans, $0.6 million higher than at December 31, 2016. The allowance for credit losses as a percentage of loans was 1.04% at December 31, 2016.
The allowance for credit losses on the legacy portfolio increased $0.7 million, or 0.6%, to $117.5 million since December 31, 2016. The acquired allowance for credit losses includes a reserve of $39.1 million for losses probable in the portfolio at March 31, 2017 above estimated expected credit losses at acquisition, and remained flat as compared to December 31, 2016.
At March 31, 2017 and December 31, 2016, the legacy allowance for loan losses covered 56% and 47% of total non-performing loans, respectively. Including acquired non-impaired loans, the allowance for loan losses covered 73% of total non-performing loans at March 31, 2017 and 63% at December 31, 2016.

The following tables set forth the activity in the Company’s allowance for credit losses.
TABLE 10—SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR CREDIT LOSSES

	March 31, 2017			March 31, 2016
(Dollars in thousands)	Legacy Loans	Acquired Loans	Total	Legacy Loans	Acquired Loans	Total
Allowance for loan losses at beginning of period	$105,569	$39,150	$144,719	$93,808	$44,570	$138,378
Provision for (Reversal of) loan losses before benefit attributable to FDIC loss share agreements	6,566	(412)	6,154	15,908	(1,261)	14,647
Adjustment attributable to FDIC loss share arrangements	—	—	—	—	258	258
Net provision for (Reversal of) loan losses	6,566	(412)	6,154	15,908	(1,003)	14,905
Adjustment attributable to FDIC loss share arrangements	—	—	—	—	(258)	(258)
Transfer of balance to OREO and other	—	73	73	—	(2,459)	(2,459)
Loans charged-off	(7,202)	(89)	(7,291)	(5,389)	(171)	(5,560)
Recoveries	880	355	1,235	1,247	304	1,551
Allowance for loan losses at end of period	105,813	39,077	144,890	105,574	40,983	146,557
Reserve for unfunded commitments at beginning of period	11,241	—	11,241	14,145	—	14,145
Provision for (Reversal of) unfunded lending commitments	419	—	419	(112)	—	(112)
Reserve for unfunded lending commitments at end of period	11,660	—	11,660	14,033	—	14,033
Allowance for credit losses at end of period	$117,473	$39,077	$156,550	$119,607	$40,983	$160,590
FDIC Loss Share Receivable
As part of the FDIC-assisted acquisitions in 2009 and 2010, the Company recorded a receivable from the FDIC, which represented the fair value of the expected reimbursable losses covered by the loss share agreements as of the acquisition dates. The FDIC loss share receivable was written-off in December of 2016 when the Company entered into an agreement with the FDIC to terminate the Company's loss share agreements prior to their contractual maturities. The Company received a net payment of $6.5 million from the FDIC as consideration for this termination and subsequently derecognized the remaining FDIC indemnification asset and associated assets and liabilities, resulting in a pre-tax loss of $17.8 million.
The Company will benefit from all future recoveries, and be responsible for all future losses and expenses related to the assets previously subject to the loss share agreements. Amortization expense associated with the FDIC indemnification asset, which was expected to be $8 million in 2017 at the time of termination, will no longer be recognized and will positively impact the net interest margin. At March 31, 2017, net interest margin improved by 7 basis points due to higher acquired loan yields, partially attributable to the termination of these loss share agreements.
FUNDING SOURCES
Deposits obtained from clients in its primary market areas are the Company’s principal source of funds for use in lending and other business purposes. The Company attracts local deposit accounts by offering a wide variety of products, competitive interest rates and convenient branch office locations and service hours. Increasing core deposits is a continuing focus of the Company and has been accomplished through the development of client relationships and acquisitions. Short-term and long-term borrowings are also an important funding source for the Company. Other funding sources include subordinated debt and shareholders’ equity. Refer to the “Liquidity and Other Off-Balance Sheet Activities” section below for further discussion of the Company’s sources and uses of funding. The following discussion highlights the major changes in the mix of deposits and other funding sources during the first three months of 2017.
Deposits
The Company’s ability to attract and retain customer deposits is critical to the Company’s continued success. Total deposits decreased $96.0 million, or 1%, to $17.3 billion at March 31, 2017, from $17.4 billion at December 31, 2016. Over the same period, non-interest-bearing deposits increased $102.7 million, or 2%, and equated to 29% and 28% of total deposits at March 31, 2017 and December 31, 2016, respectively. Additionally, interest-bearing deposits also decreased $198.7 million, or 2%, from December 31, 2016.
The following table sets forth the composition of the Company’s deposits as of the dates indicated.
TABLE 11—DEPOSIT COMPOSITION BY PRODUCT

(Dollars in thousands)	March 31, 2017		December 31, 2016		$ Change	% Change
Non-interest-bearing deposits	$5,031,583	29%	$4,928,878	28%	102,705	2
NOW accounts	3,085,720	18	3,314,281	19	(228,561)	(7)
Money market accounts	6,372,855	37	6,219,532	36	153,323	2
Savings accounts	813,009	5	814,385	5	(1,376)	—
Certificates of deposit	2,009,098	11	2,131,207	12	(122,109)	(6)
Total deposits	$17,312,265	100%	$17,408,283	100%	(96,018)	(1)
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
The Company also enters into repurchase agreements to facilitate customer transactions that are accounted for as secured borrowings. These transactions typically involve the receipt of deposits from customers that the Company collateralizes with its investment portfolio and have an average rate of 13.5 basis points.
The following table details the average and ending balances of repurchase transactions as of and for the periods ended March 31:
TABLE 12—REPURCHASE TRANSACTIONS

(Dollars in thousands)	2017	2016
Average balance	$311,726	$217,296
Ending balance	368,696	303,238
Total short-term borrowings decreased $60.4 million, or 12%, from December 31, 2016, to $448.7 million at March 31, 2017, a result of a decrease of $95.0 million in outstanding FHLB advances offset by an increase of $34.6 million in repurchase agreements. On a quarter-to-date average basis, short-term borrowings decreased $83.9 million, or 17%, from the first quarter of 2016, largely due to a decrease of $178.4 million in short-term FHLB advances, partially offset by an increase in repurchase agreements during 2017.
Total short-term borrowings were 2% of total liabilities and 42% of total borrowings at March 31, 2017 compared to 3% and 45%, respectively, at December 31, 2016. On a quarter-to-date average basis, short-term borrowings were 2% of total liabilities and 40% of total borrowings in the first quarter of 2017, compared to 3% and 49%, respectively, during the same period of 2016.
The weighted average rate paid on short-term borrowings was 0.27% during the first quarter of 2017, down 12 basis points compared to 0.39% in the same period of 2016.
Long-term Debt
Long-term debt slightly decreased to $628.1 million at March 31, 2017 from $629.0 million at December 31, 2016, due to a decrease in FHLB advances. On a period-end basis, long-term debt was 3% of total liabilities at March 31, 2017 and December 31, 2016.
On average, long-term debt increased to $618.5 million in the first quarter of 2017, $95.0 million, or 18%, higher than the first quarter of 2016 due to an increase in FHLB advances, partially offset by a decrease in notes payable. Average long-term debt was 3% of average total liabilities during both the current quarter and the first quarter of 2016.

Long-term debt at March 31, 2017 included $479.2 million in fixed-rate advances from the FHLB of Dallas that cannot be prepaid without incurring substantial penalties. The remaining debt consisted of $120.1 million of the Company’s junior subordinated debt and $28.8 million in notes payable on investments in new market tax credit entities. Interest on the junior subordinated debt is payable quarterly and may be deferred at any time at the election of the Company for up to 20 consecutive quarterly periods. During any deferral period, the Company is subject to certain restrictions, including being prohibited from declaring dividends to its common shareholders. The junior subordinated debt is redeemable by the Company in whole or in part.
CAPITAL RESOURCES
On March 7, 2017, the Company issued an additional 6,100,000 shares of its common stock at a price of $83.00 per common share. Net proceeds from the offering, after deduction of underwriting discounts, commissions, and direct issuance costs, were $485.2 million. The Company intends to use the proceeds of the offering to fund a portion of the approximately $803.1 million in cash consideration payable in connection with its announced acquisition of Sabadell United Bank, N.A.
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
At March 31, 2017 and December 31, 2016, the Company exceeded all required regulatory capital ratios, and the regulatory capital ratios of IBERIABANK were in excess of the levels established for “well-capitalized” institutions, as shown in the following table and chart.
TABLE 13—REGULATORY CAPITAL RATIOS

Ratio	Entity	Well- Capitalized Minimums	March 31, 2017	December 31, 2016
			Actual	Actual
Tier 1 Leverage	IBERIABANK Corporation	N/A	12.91%	10.86%
	IBERIABANK	5.00%	9.13	9.21
Common Equity Tier 1 (CET1)	IBERIABANK Corporation	N/A	14.64	11.84
	IBERIABANK	6.50%	10.88	10.67
Tier 1 risk-based capital	IBERIABANK Corporation	N/A	15.38	12.59
	IBERIABANK	8.00%	10.88	10.67
Total risk-based capital	IBERIABANK Corporation	N/A	16.92	14.13
	IBERIABANK	10.00%	11.77	11.56
The increase in IBERIABANK Corporation's capital ratios from December 31, 2016 was primarily driven by an increase in regulatory capital from the additional common stock issued in March 2017, as well as undistributed earnings in the first three months of 2017.
Beginning January 1, 2016, minimum capital ratios were subject to a capital conservation buffer. In order to avoid limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers, an institution must hold a capital conservation buffer above its minimum risk-based capital requirements. This capital conservation buffer is calculated as the lowest of the differences between the actual CET1 ratio, Tier 1 Risk-Based Capital Ratio, and Total Risk-Based Capital ratio and the corresponding minimum ratios. At March 31, 2017, the required minimum capital conservation buffer was 1.250%, and will increase in subsequent years by 0.625% until it is fully phased in on January 1, 2019 at 2.50%. At March 31, 2017, the capital conservation buffers of the Company and IBERIABANK were 8.92% and 3.77%, respectively.
Management believes that at March 31, 2017, the Company and IBERIABANK would have met all capital adequacy requirements on a fully phased-in basis if such requirements were then effective. There can be no assurances that the Basel III capital rules will not be revised before the expiration of the phase-in periods.

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
The primary sources of funds for the Company are deposits and borrowings. Other sources of funds include repayments and maturities of loans and investment securities, securities sold under agreements to repurchase, and, to a lesser extent, off-balance sheet borrowing availability. Certificates of deposit scheduled to mature in one year or less at March 31, 2017 totaled $1.2 billion. Based on past experience, management believes that a significant portion of maturing deposits will remain with the Company. Additionally, the majority of the investment securities portfolio is classified as available-for-sale, which provides the ability to liquidate unencumbered securities as needed. Of the $3.9 billion in the investment securities portfolio, $2.3 billion is unencumbered and $1.6 billion has been pledged to support repurchase transactions, public funds deposits and certain long-term borrowings. Due to the relatively short implied duration of the investment securities portfolio, the Company has historically experienced significant cash inflows on a regular basis. Securities cash flows are highly dependent on prepayment speeds and could change materially as economic or market conditions change.
Scheduled cash flows from the amortization and maturities of loans and securities are relatively predictable sources of funds. Conversely, deposit flows, prepayments of loan and investment securities, and draws on customer letters and lines of credit are greatly influenced by general interest rates, economic conditions, competition, and customer demand. The FHLB of Dallas provides an additional source of liquidity to make funds available for general requirements and also to assist with the variability of less predictable funding sources. At March 31, 2017, the Company had $559.2 million of outstanding FHLB advances, $80.0 million of which was short-term and $479.2 million was long-term. Additional FHLB borrowing capacity available at March 31, 2017 amounted to $5.2 billion. At March 31, 2017, the Company also has various funding arrangements with commercial banks providing up to $180.0 million in the form of federal funds and other lines of credit. At March 31, 2017, there were no balances outstanding on these lines and all of the funding was available to the Company.
Liquidity management is both a daily and long-term function of business management. The Company manages its liquidity with the objective of maintaining sufficient funds to respond to the predicted needs of depositors and borrowers and to take advantage of investments in earning assets and other earnings enhancement opportunities. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Company maintains a strategy of investing in various lending and investment security products. The Company uses its sources of funds primarily to fund loan commitments and meet its ongoing commitments associated with its operations. Based on its available cash at March 31, 2017 and current deposit modeling, the Company believes it has adequate liquidity to fund ongoing operations. The Company has adequate availability of funds from deposits, borrowings, repayments and maturities of loans and investment securities to provide the Company additional working capital if needed.
ASSET/LIABILITY MANAGEMENT, MARKET RISK AND COUNTERPARTY CREDIT RISK
The principal objective of the Company’s asset and liability management function is to evaluate the Company's interest rate risk included in certain balance sheet accounts, determine the appropriate level of risk given the Company’s business focus, operating environment, capital and liquidity requirements and performance objectives, establish prudent asset concentration guidelines and manage the risk consistent with Board approved guidelines. Through such management, the Company seeks to reduce the vulnerability of its operations to changes in interest rates. The Company’s actions in this regard are taken under the guidance of the Asset and Liability Committee. The Asset and Liability Committee normally meets monthly to review, among other things, the sensitivity of the Company’s assets and liabilities to interest rate changes, local and national market conditions, and interest rates. In connection therewith, the Asset and Liability Committee generally reviews the Company’s liquidity, cash flow needs, composition of investments, deposits, borrowings, and capital position.
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
The Company’s interest rate risk model indicates that the Company is asset sensitive in terms of interest rate sensitivity. Based on the Company’s interest rate risk model at March 31, 2017, the table below illustrates the impact of an immediate and sustained 100 and 200 basis point increase or decrease in interest rates on net interest income over the next twelve months.
TABLE 14—INTEREST RATE SENSITIVITY

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+200	10.7%
+100	5.6%
-100	(10.1)%
-200	(14.9)%
The influence of using the forward curve as of March 31, 2017 as a basis for projecting the interest rate environment would approximate a 1.5% increase in net interest income over the next 12 months. The computations of interest rate risk shown above are performed on a static balance sheet and do not necessarily include certain actions that management may undertake to manage this risk in response to unanticipated changes in interest rates and other factors to include shifts in deposit behavior.
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

The Federal Open Market Committee (“FOMC”) of the FRB, in an attempt to stimulate the overall economy, has, among other things, kept interest rates low through its targeted Federal funds rate. On March 16, 2017, the FOMC voted to raise the target Federal funds rate by 0.25% to a range of 0.75%-1.00%. The FOMC expects that economic conditions will evolve in a manner that will warrant only gradual increases in the Federal funds rate over the next several years. As the FOMC increases the Federal funds rate, it is possible that overall interest rates could rise, which may negatively impact the housing markets and the U.S. economy. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our commercial borrowers, and the values of collateral securing loans, which could negatively affect our financial performance.

The Company’s commercial loan portfolio is also impacted by fluctuations in the level of one-month LIBOR, as a large portion of this portfolio reprices based on this index, and to a lesser extent Prime. Our net interest income may be reduced if more interest-earning assets than interest-bearing liabilities reprice or mature during a period when interest rates are declining, or more interest-bearing liabilities than interest-earning assets reprice or mature during a period when interest rates are rising.

The table below presents the Company’s anticipated repricing of loans and investment securities over the next four quarters.
TABLE 15—REPRICING OF CERTAIN EARNING ASSETS (1)

(Dollars in thousands)	2Q 2017	3Q 2017	4Q 2017	1Q 2018	Total less than one year
Investment securities	$122,125	$138,297	$132,409	$131,614	$524,445
Fixed rate loans	700,589	540,246	489,654	457,922	2,188,411
Variable rate loans	7,918,058	151,320	112,650	122,890	8,304,918
Total loans	8,618,647	691,566	602,304	580,812	10,493,329
	$8,740,772	$829,863	$734,713	$712,426	$11,017,774
(1) Amounts include expected maturities, scheduled paydowns, expected prepayments, and loans subject to floors and exclude the repricing of assets from prior periods, as well as non-accrual loans and market value adjustments.
As part of its asset/liability management strategy, the Company has seen greater levels of loan originations with adjustable or variable rates of interest as well as commercial and consumer loans, which typically have shorter terms than residential mortgage loans. The majority of fixed-rate, long-term residential loans are sold in the secondary market to avoid assumption of the interest rate risk associated with longer duration assets in the current low rate environment. As of March 31, 2017, $8.5 billion, or 56%, of the Company’s total loan portfolio had adjustable interest rates. The Company had no significant concentration to any single borrower or industry segment at March 31, 2017.
The Company’s strategy with respect to liabilities in recent periods has been to emphasize transaction accounts, particularly non-interest or low interest-bearing transaction accounts, which are significantly less sensitive to changes in interest rates. At March 31, 2017 and December 31, 2016, 88% of the Company’s deposits were in transaction and limited-transaction accounts. Non-interest-bearing transaction accounts were 29% of total deposits at March 31, 2017, compared to 28% of total deposits at December 31, 2016.
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
The table below presents the Company’s anticipated repricing of liabilities over the next four quarters.
TABLE 16—REPRICING OF LIABILITIES (1)

(Dollars in thousands)	2Q 2017	3Q 2017	4Q 2017	1Q 2018	Total less than one year
Time deposits	$417,439	$349,908	$213,245	$206,230	$1,186,822
Short-term borrowings	448,696	—	—	—	448,696
Long-term debt	143,850	5,836	40,729	146,659	337,074
	$1,009,985	$355,744	$253,974	$352,889	$1,972,592
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

IMPACT OF INFLATION OR DEFLATION AND CHANGING PRICES
The unaudited consolidated financial statements and related financial data presented herein have been prepared in accordance with GAAP, which generally require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation. Unlike most industrial companies, the majority of the Company’s assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on the Company’s performance than does the effect of inflation. Although fluctuations in interest rates are neither completely predictable nor controllable, the Company regularly monitors its interest rate position and oversees its financial risk management by establishing policies and operating limits. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates. Although not as critical to the banking industry as to other industries, inflationary factors may have some impact on the Company’s growth, earnings, total assets and capital levels. Management does not expect inflation to be a significant factor in 2017.
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
Management believes the most significant potential impact of deflation on financial results relates to the Company's ability to maintain a sufficient amount of capital to cushion against future losses. However, the Company could employ certain risk management tools to maintain its balance sheet strength in the event a deflationary scenario were to develop.

Non-GAAP Measures
This discussion and analysis included herein contains financial information determined by methods other than in accordance with GAAP. The Company’s management uses these non-GAAP financial measures in their analysis of the Company’s performance. Non-GAAP measures include, but are not limited to, descriptions such as core, tangible, and pre-tax pre-provision. These measures typically adjust GAAP performance measures to exclude the effects of the amortization of intangibles and include the tax benefit associated with revenue items that are tax-exempt, as well as adjust income available to common shareholders for certain significant activities or transactions that, in management’s opinion, can distort period-to-period comparisons of the Company’s performance. Transactions that are typically excluded from non-GAAP performance measures include realized and unrealized gains/losses on former bank owned real estate, realized gains/losses on securities, income tax gains/losses, merger related charges and recoveries, litigation charges and recoveries, and debt repayment penalties. Management believes presentations of these non-GAAP financial measures provide useful supplemental information that is essential to a proper understanding of the operating results of the Company’s core businesses. These non-GAAP disclosures should not be viewed as a substitute for operating results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. Reconciliations of GAAP to non-GAAP disclosures are presented in Table 17, with the exception of forward-looking information. The Company is unable to estimate GAAP EPS guidance without unreasonable efforts due to the nature of one-time or unusual items that cannot be predicted, and therefore has not provided this information under Regulation S-K Item 10(e)(1)(i)(B).
TABLE 17—RECONCILIATIONS OF NON-GAAP FINANCIAL MEASURES

	Three Months Ended
	March 31, 2017			March 31, 2016
(Dollars in thousands, except per share amounts)	Pre-tax	After-tax (1)	Per share (2)	Pre-tax	After-tax (1)	Per share (2)
Net income	$72,992	$50,473	$1.08	$64,891	$42,769	$1.03
Preferred stock dividends	—	(3,599)	(0.08)	—	(2,576)	(0.06)
Income available to common shareholders (GAAP)	72,992	46,874	1.00	64,891	40,193	0.97

Non-interest income adjustments:
Gain on sale of investments and other non-interest income	(1)	—	—	(196)	(127)	—
Total non-core non-interest income	(1)	—	—	(196)	(127)	—

Non-interest and other expense adjustments:
Merger-related expense	54	35	—	3	2	—
Severance expense	98	63	—	454	295	0.01
Impairment of long-lived assets, net of (gain) loss on sale	1,429	929	0.02	1,044	679	0.01
Other non-core non-interest expense	—	—	—	1,091	709	0.02
Total non-core non-interest expense	1,581	1,027	0.02	2,592	1,685	0.04
Income tax benefits	—	—	—	—	—	—
Core earnings (Non-GAAP)	74,572	47,901	1.02	67,287	41,751	1.01
Provision for loan losses	6,154	4,000	0.09	14,905	9,688	0.24
Core pre-provision earnings (Non-GAAP)	$80,726	$51,901	$1.11	$82,192	$51,439	$1.25

(1)	After-tax amounts, excluding preferred stock dividends, are calculated using a tax rate of 35%, which approximates the marginal tax rate.

(2)	Diluted per share amounts may not appear to foot due to rounding.

	As of and For the Three Months Ended March 31
(Dollars in thousands)	2017	2016
Net interest income (GAAP)	$172,818	$161,403
Add: Effect of tax benefit on interest income	2,491	2,325
Net interest income (TE) (Non-GAAP)	$175,309	$163,728

Non-interest income (GAAP)	$47,346	$55,845
Add: Effect of tax benefit on non-interest income	706	647
Non-interest income (TE) (Non-GAAP) (1)	48,052	56,492
Taxable equivalent revenues (Non-GAAP) (1)	223,361	220,220
Securities gains and other non-interest income	(1)	(196)
Taxable equivalent core revenues (Non-GAAP) (1)	$223,360	$220,024

Non-interest expense (GAAP)	$141,018	$137,452
Less: Intangible amortization expense	1,770	2,113
Tangible non-interest expense (Non-GAAP) (2)	139,248	135,339
Less: Merger-related expense	54	3
Severance expense	98	454
Loss on sale of long-lived assets, net of impairment	1,429	1,044
Other non-core non-interest expense	—	1,091
Tangible core non-interest expense	$137,667	$132,747

Average assets (Non-GAAP)	$21,861,501	$19,661,311
Less: Average intangible assets, net	754,723	762,229
Total average tangible assets (Non-GAAP)	$21,106,778	$18,899,082

Total shareholders’ equity (GAAP)	$3,457,975	$2,547,909
Less: Goodwill and other intangibles	753,991	764,730
Preferred stock	132,097	76,812
Total tangible common shareholders’ equity (Non-GAAP)	$2,571,887	$1,706,367

Average shareholders’ equity (GAAP)	$3,098,964	$2,530,259
Less: Average preferred equity	132,097	76,812
Average common equity	2,966,867	2,453,447
Less: Average intangible assets, net	754,723	762,229
Average tangible common shareholders’ equity (Non-GAAP)	$2,212,144	$1,691,218

Return on average assets (GAAP)	0.94%	0.87%
Add: Effect of non-core revenues and expenses	0.02	0.03
Core return on average assets (Non-GAAP)	0.96%	0.90%

Return on average common equity (GAAP)	6.41%	6.59%
Add: Effect of intangibles	2.39	3.30
Effect of non-core items	0.19	0.37
Core return on average tangible common equity (Non-GAAP)	8.99%	10.26%

Efficiency ratio (GAAP)	64.1%	63.3%
Less: Effect of tax benefit related to tax-exempt income	1.0	0.9
Efficiency ratio (TE) (Non-GAAP) (1)	63.1%	62.4%
Less: Effect of amortization of intangibles	0.8	1.0
Effect of non-core items	0.7	1.1

Core tangible efficiency ratio (TE) (Non-GAAP) (1) (2)	61.6%	60.3%

Total shareholders' equity (GAAP)	$3,457,975	$2,547,909
Less: Goodwill and other intangibles	753,991	764,730
Preferred stock	132,097	76,812
Tangible common equity (Non-GAAP) (2)	$2,571,887	$1,706,367

Total assets (GAAP)	$22,008,479	$20,092,563
Less: Goodwill and other intangibles	753,991	764,730
Tangible assets (Non-GAAP) (2)	$21,254,488	$19,327,833
Tangible common equity ratio (Non-GAAP) (2)	12.10%	8.83%

Cash Yield:
Earning assets average balance (GAAP)	$20,085,482	$17,873,354
Add: Adjustments	86,574	86,010
Earning assets average balance, as adjusted (Non-GAAP)	$20,172,056	$17,959,364

Net interest income (GAAP)	$172,818	$161,403
Add: Adjustments	(10,716)	(6,523)
Net interest income, as adjusted (Non-GAAP)	$162,102	$154,880

Yield, as reported	3.53%	3.68%
Add: Adjustments	(0.23)	(0.17)
Yield, as adjusted (Non-GAAP)	3.30%	3.51%
(1) Fully taxable-equivalent (TE) calculations include the tax benefit associated with related income sources that are tax-exempt using a rate of 35%, which approximates the marginal tax rate.
(2) Tangible calculations eliminate the effect of goodwill and acquisition-related intangibles and the corresponding amortization expense on a tax-effected basis where applicable.

Glossary of Defined Terms

Term	Definition
ACL	Allowance for credit losses
Acquired loans	Loans acquired in a business combination
AFS	Securities available-for-sale
ALL	Allowance for loan and lease losses
AOCI	Accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basel III	Global regulatory standards on bank capital adequacy and liquidity published by the BCBS
BCBS	Basel Committee on Banking Supervision
CDE	IBERIA CDE, LLC
CET1	Common Equity Tier 1 Capital defined by Basel III capital rules
CFPB	Consumer Financial Protection Bureau
Company	IBERIABANK Corporation and Subsidiaries
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
ECL	Expected credit losses
EPS	Earnings per common share
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FOMC	Federal Open Market Committee
FRB	Board of Governors of the Federal Reserve System
GAAP	Accounting principles generally accepted in the United States of America
GSE	Government-sponsored enterprises
HTM	Securities held-to-maturity
IAM	IBERIA Asset Management, Inc.
IBERIABANK	Banking subsidiary of IBERIABANK Corporation
ICP	IBERIA Capital Partners, LLC
IFS	IBERIA Financial Services
IMC	IBERIABANK Mortgage Company
IWA	IBERIA Wealth Advisors
Legacy loans	Loans that were originated directly or otherwise underwritten by the Company
LIBOR	London Interbank Borrowing Offered Rate
LIHTC	Low-income housing tax credit
LTC	Lenders Title Company
MSA	Metropolitan statistical area
Non-GAAP	Financial measures determined by methods other than in accordance with GAAP
NPA	Non-performing asset
OCI	Other comprehensive income
OREO	Other real estate owned
OTTI	Other than temporary impairment
Parent	IBERIABANK Corporation
PCD	Purchased Financial Assets with Credit Deterioration
RRP	Recognition and Retention Plan
RULC	Reserve for unfunded lending commitments

SBA	Small Business Administration
SEC	Securities and Exchange Commission
TE	Fully taxable equivalent
TDR	Troubled debt restructuring
U.S.	United States of America

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risk are presented at December 31, 2016 in Part II, Item 7A of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 21, 2017. Additional information at March 31, 2017 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
Item 4. Controls and Procedures
An evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2017 was carried out under the supervision, and with the participation of, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”).
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

Part II. Other Information
Item 1. Legal Proceedings
See the "Legal Proceedings" section of "Note 14 – Commitments and Contingencies" of the Notes to the Unaudited Consolidated Financial Statements, incorporated herein by reference.

Item 1A. Risk Factors
For information regarding risk factors that could affect the Company's results of operations, financial condition and liquidity, see the risk factors disclosed in the "Risk Factors" section of the Company's Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on February 21, 2017.

The risk factors below relate to the recently announced acquisition of Sabadell United Bank, N.A., which we refer to as "Sabadell," from Banco de Sabadell, S.A., which we refer to as "Banco Sabadell," and are in addition to the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

If the proposed acquisition is not completed, the value of our common stock could be materially adversely affected.

The Sabadell Acquisition is subject to customary conditions to closing. In addition, the parties may terminate the Purchase Agreement under certain circumstances. If the Sabadell Acquisition is not completed, the market price of our common stock may be affected. Further, whether or not the Sabadell Acquisition is completed, we will also be obligated to pay certain investment banking, legal and accounting fees and related expenses in connection therewith, which could negatively impact our results of operations when incurred. If the Sabadell Acquisition is not completed, additional risks may materialize that materially adversely affect our business, results of operations and common stock price.

Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or cannot be met.

Before the Sabadell Acquisition may be completed, various approvals or waivers must be obtained from bank regulatory authorities, including the Federal Reserve and Louisiana Office of Financial Institutions. In determining whether to grant these approvals the regulators consider a variety of factors, including the regulatory standing of each party. An adverse development in either party’s regulatory standing or these factors could result in an inability to obtain approval or delay their receipt. These regulators may impose conditions on the completion of or require changes to the terms of the Sabadell Acquisition. Such conditions or changes and the process of obtaining regulatory approvals or waivers could have the effect of delaying completion of the Sabadell Acquisition or of imposing additional costs or limitations on us following the completion of the Sabadell Acquisition. The regulatory approvals or waivers may not be received at all, may not be received in a timely fashion or may contain conditions on the completion of the acquisition that are burdensome, not anticipated or cannot be met. If the completion of the Sabadell Acquisition is delayed, including by a delay in receipt of necessary governmental approvals or waivers, each of the Company’s and Sabadell’s business, financial condition and results of operations may be materially adversely affected.

Termination of the proposed acquisition could negatively impact the Company's prospects.

If the proposed acquisition with Sabadell is terminated, there may be various adverse consequences to the Company. For example, the Company may have failed to pursue other beneficial opportunities due to the focus of management on the merger with Sabadell, and there can be no assurances that the Company would be successful in competing with other financial institutions for other potential acquisition candidates.

The Company will be subject to business uncertainties while the Sabadell Acquisition is pending.

Uncertainty about the effect of the Sabadell Acquisition on employees and customers may have an adverse effect on Sabadell and consequently on the Company. These uncertainties may impair Sabadell’s ability to attract, retain and motivate key personnel until the Sabadell Acquisition is completed, and could cause customers and others that deal with Sabadell to seek to change existing business relationships with Sabadell. Retention of certain employees may be challenging during the pendency of the Sabadell Acquisition, as employees may experience uncertainty about their future roles with the Company. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the Company, the Company’s business following the Sabadell Acquisition could be impacted.

We may be unable to successfully integrate Sabadell’s operations and retain its key employees.

We and Sabadell have operated and, until the completion of the Sabadell Acquisition, will continue to operate, independently. It is possible that the integration process could result in the loss of key employees, the disruption of either company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that could adversely affect our ability to maintain relationships with Sabadell’s customers, depositors and employees and our ability to achieve the anticipated benefits of the acquisitions. Integration efforts between the Company and Sabadell will also divert management attention and resources. These integration matters could have an adverse effect on the Company and Sabadell during the transition period and on the combined company after the completion of the proposed acquisition, and no assurance can be given that the operation of the combined company will not adversely affect our existing profitability, that we will be able to achieve results in the future similar to those achieved by our existing banking business, or that we will be able to manage any growth resulting from the Sabadell Acquisition effectively.

We may fail to realize all of the anticipated benefits of the Sabadell Acquisition.

The success of the proposed acquisition will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining our business with the business of Sabadell. However, to realize these anticipated benefits and cost savings, we must successfully combine the businesses. If we are not able to achieve these objectives, the anticipated benefits and cost savings of the Sabadell Acquisition may not be realized fully or at all or may take longer to realize than expected.

We will incur significant transaction and acquisition-related integration costs in connection with the Sabadell Acquisition.

We expect to incur significant costs associated with completing the Sabadell Acquisition and integrating Sabadell’s operations, and are continuing to assess the impact of these costs. Although we believe that the elimination of duplicate costs, as well as the realization of other efficiencies related to the integration of Sabadell’s business, will offset incremental transaction and merger-related costs over time, this net benefit may not be achieved in the near term, or at all. If the proposed acquisition is not completed, these expenses will still be charged to earnings even though the Company would not have realized the expected benefits of the merger.

The market price of our common stock after the completion of the Sabadell Acquisition may be affected by factors different from those currently affecting our shares.

The businesses and current markets of the Company and Sabadell differ and, accordingly, the results of operations of the Company and the market price of our common stock after the Sabadell Acquisition may be affected by factors different from those currently affecting our independent results. For example, while the Company currently operates primarily in eight states (Louisiana, Arkansas, Tennessee, Alabama, Texas, Florida, Georgia and South Carolina), Sabadell’s operations are concentrated in Florida, with all of Sabadell’s branch and loan production offices being in Florida and approximately 95% of its deposits originating in the Miami-Fort Lauderdale-West Palm Beach metropolitan statistical area. After giving effect to the Sabadell Acquisition, Florida will become the Company’s largest state by deposits. Changes in geographic concentration, loan mix and client base present different risks. The success of the proposed acquisition will depend, in part, on our ability to manage those risks.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information concerning Iberiabank Corporation's repurchases of its outstanding common stock during the three-month period ended March 31, 2017, is included in the following table:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2017	—	—	—	747,494
February 1-28, 2017	—	—	—	747,494
March 1-31, 2017	—	—	—	747,494
Total	—	—	—	747,494

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

Restrictions on Dividends and Repurchase of Stock

Holders of IBERIABANK Corporation common stock are only entitled to receive such dividends as the Company's Board of Directors may declare out of funds legally available for such payments. Furthermore, holders of IBERIABANK Corporation common stock are subject to the prior dividend rights of any holders of the Company's preferred stock then outstanding. There were 13,750 shares of preferred stock outstanding at March 31, 2017.

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

IBERIABANK Corporation

Date: May 5, 2017	By:	/s/ Daryl G. Byrd
Daryl G. Byrd
President and Chief Executive Officer

Date: May 5, 2017	By:	/s/ Anthony J. Restel
Anthony J. Restel
Senior Executive Vice President and Chief Financial Officer