Form 10-Q
period 2017-06-30
IBERIABANK CORP
filed 2017-08-09
CIK 933141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At July 31, 2017, the Registrant had 53,627,330 shares of common stock, $1.00 par value, which were issued and outstanding.

IBERIABANK CORPORATION AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

IBERIABANK CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	(unaudited)
(Dollars in thousands, except share data)	June 30, 2017	December 31, 2016
Assets
Cash and due from banks	$301,910	$295,896
Interest-bearing deposits in banks	167,450	1,066,230
Total cash and cash equivalents	469,360	1,362,126
Securities available for sale, at fair value	4,009,299	3,446,097
Securities held to maturity (fair values of $85,448 and $89,932, respectively)	84,517	89,216
Mortgage loans held for sale, at fair value	140,959	157,041
Loans, net of unearned income	15,556,016	15,064,971
Allowance for loan losses	(146,225)	(144,719)
Loans, net	15,409,791	14,920,252
Premises and equipment, net	318,167	306,373
Goodwill	726,856	726,856
Other assets	631,778	651,229
Total Assets	$21,790,727	$21,659,190
Liabilities
Deposits:
Non-interest-bearing	$5,020,195	$4,928,878
Interest-bearing	11,832,921	12,479,405
Total deposits	16,853,116	17,408,283
Short-term borrowings	583,935	509,136
Long-term debt	667,243	628,953
Other liabilities	183,191	173,124
Total Liabilities	18,287,485	18,719,496
Shareholders’ Equity
Preferred stock, $1 par value - 5,000,000 shares authorized
Non-cumulative perpetual, liquidation preference $10,000 per share; 13,750 shares and 13,750 shares issued and outstanding, respectively, including related surplus	132,097	132,097
Common stock, $1 par value - 100,000,000 shares authorized; 51,014,880 and 44,795,386 shares issued and outstanding, respectively	51,015	44,795
Additional paid-in capital	2,568,474	2,084,446
Retained earnings	765,582	704,391
Accumulated other comprehensive income (loss)	(13,926)	(26,035)
Total Shareholders’ Equity	3,503,242	2,939,694
Total Liabilities and Shareholders’ Equity	$21,790,727	$21,659,190
The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2017	2016	2017	2016
Interest and Dividend Income
Loans, including fees	$179,266	$165,569	$348,242	$329,560
Mortgage loans held for sale, including fees	1,248	1,850	2,219	3,251
Investment securities:
Taxable interest	20,246	12,994	38,110	26,542
Tax-exempt interest	2,060	1,670	4,124	3,334
Amortization of FDIC loss share receivable	—	(4,163)	—	(8,549)
Other	1,755	774	4,413	1,492
Total interest and dividend income	204,575	178,694	397,108	355,630
Interest Expense
Deposits:
NOW and MMDA	12,207	7,310	23,306	14,668
Savings	329	297	649	519
Time deposits	4,576	4,309	9,214	8,663
Short-term borrowings	227	662	504	1,147
Long-term debt	3,593	3,363	6,974	6,477
Total interest expense	20,932	15,941	40,647	31,474
Net interest income	183,643	162,753	356,461	324,156
Provision for loan losses	12,050	11,866	18,204	26,771
Net interest income after provision for loan losses	171,593	150,887	338,257	297,385
Non-interest Income
Mortgage income	19,730	25,991	33,845	45,931
Service charges on deposit accounts	11,410	10,940	22,563	21,891
Title revenue	6,190	6,135	10,931	10,880
Broker commissions	2,744	3,712	5,482	7,535
ATM/debit card fee income	3,800	3,650	7,385	7,153
Credit card and merchant-related income	3,519	2,732	6,746	5,387
Income from bank owned life insurance	1,241	1,411	2,552	2,613
Gain on sale of available for sale securities	59	1,789	59	1,985
Other non-interest income	7,273	8,557	13,749	17,387
Total non-interest income	55,966	64,917	103,312	120,762
Non-interest Expense
Salaries and employee benefits	86,317	85,105	168,170	165,847
Net occupancy and equipment	16,292	16,813	32,313	33,720
Communication and delivery	2,956	3,281	6,000	6,340
Marketing and business development	3,238	3,142	6,662	6,644
Data processing	7,306	6,101	14,247	12,019
Professional services	11,219	4,939	16,553	8,719
Credit and other loan related expense	3,780	2,931	8,306	5,602
Insurance	4,486	4,449	9,016	8,633
Travel and entertainment	2,753	1,938	5,237	4,321
Other non-interest expense	9,161	10,805	22,022	25,111
Total non-interest expense	147,508	139,504	288,526	276,956
Income before income tax expense	80,051	76,300	153,043	141,191
Income tax expense	28,033	25,490	50,552	47,612
Net Income	52,018	50,810	102,491	93,579
Preferred stock dividends	(949)	(854)	(4,548)	(3,430)
Net Income Available to Common Shareholders	$51,069	$49,956	$97,943	$90,149

Income available to common shareholders - basic	$51,069	$49,956	$97,943	$90,149
Earnings allocated to unvested restricted stock	(361)	(540)	(707)	(1,003)
Earnings allocated to common shareholders	$50,708	$49,416	$97,236	$89,146
Earnings per common share - Basic	$1.00	$1.21	$2.01	$2.19
Earnings per common share - Diluted	0.99	1.21	1.99	2.18
Cash dividends declared per common share	0.36	0.34	0.72	0.68
Comprehensive Income
Net Income	$52,018	$50,810	$102,491	$93,579
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period (net of tax effects of $4,537, $5,313, $6,958, and $19,015, respectively)	8,426	9,867	12,922	35,314
Reclassification adjustment for gains included in net income (net of tax effects of $21, $626, $21, and $695, respectively)	(38)	(1,163)	(38)	(1,290)
Unrealized gains (losses) on securities, net of tax	8,388	8,704	12,884	34,024
Fair value of derivative instruments designated as cash flow hedges:
Change in fair value of derivative instruments designated as cash flow hedges during the period (net of tax effects of $426, $1,252, $338, and $3,475, respectively)	(790)	(2,328)	(627)	(6,455)
Reclassification adjustment for gains included in net income (net of tax effects of $55, $0, $80, and $0, respectively)	(103)	—	(148)	—
Fair value of derivative instruments designated as cash flow hedges, net of tax	(893)	(2,328)	(775)	(6,455)
Other comprehensive income (loss), net of tax	7,495	6,376	12,109	27,569
Comprehensive income	$59,513	$57,186	$114,600	$121,148
The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
(unaudited)

					Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Preferred Stock		Common Stock
(Dollars in thousands, except share and per share data)	Shares	Amount	Shares	Amount
Balance, December 31, 2015	8,000	$76,812	41,139,537	$41,140	$1,797,982	$584,486	$(1,585)	$2,498,835
Net income	—	—	—	—	—	93,579	—	93,579
Other comprehensive income/(loss)	—	—	—	—	—	—	27,569	27,569
Cash dividends declared, $0.68 per share	—	—	—	—	—	(28,016)	—	(28,016)
Preferred stock dividends	—	—	—	—	—	(3,430)	—	(3,430)
Common stock issued under incentive plans, net of shares surrendered in payment, including tax benefit	—	—	101,802	102	(2,364)	—	—	(2,262)
Preferred stock issued	5,750	55,285	—	—	—	—	—	55,285
Common stock repurchases	—	—	(202,506)	(203)	(11,463)	—	—	(11,666)
Share-based compensation cost	—	—	—	—	7,702	—	—	7,702
Balance, June 30, 2016	13,750	$132,097	41,038,833	$41,039	$1,791,857	$646,619	$25,984	$2,637,596

Balance, December 31, 2016	13,750	$132,097	44,795,386	$44,795	$2,084,446	$704,391	$(26,035)	$2,939,694
Net income	—	—	—	—	—	102,491	—	102,491
Other comprehensive income/(loss)	—	—	—	—	—	—	12,109	12,109
Cash dividends declared, $0.72 per share	—	—	—	—	—	(36,752)	—	(36,752)
Preferred stock dividends	—	—	—	—	—	(4,548)	—	(4,548)
Common stock issued under incentive plans, net of shares surrendered in payment	—	—	119,494	120	(2,177)	—	—	(2,057)
Common stock issued	—	—	6,100,000	6,100	479,094	—	—	485,194
Share-based compensation cost	—	—	—	—	7,111	—	—	7,111
Balance, June 30, 2017	13,750	$132,097	51,014,880	$51,015	$2,568,474	$765,582	$(13,926)	$3,503,242

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended June 30,
(Dollars in thousands)	2017	2016
Cash Flows from Operating Activities
Net income	$102,491	$93,579
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	9,282	3,115
Amortization of purchase accounting and market value adjustments	(20,142)	(8,551)
Provision for loan losses	18,204	26,771
Share-based compensation cost - equity awards	7,111	7,702
(Gain)/loss on sale of assets, net	(44)	3
(Gain)/loss on sale of available for sale securities	(59)	(1,985)
(Gain)/loss on sale of OREO, net	(2,906)	(4,711)
Amortization of premium/discount on securities, net	12,685	10,222
Derivative losses (gain) on swaps	(228)	—
Expense (benefit) for deferred income taxes	10,040	(1,620)
Originations of mortgage loans held for sale	(919,207)	(1,227,825)
Proceeds from sales of mortgage loans held for sale	965,042	1,206,323
Realized and unrealized (gain)/loss on mortgage loans held for sale, net	(33,110)	(45,563)
Other operating activities, net	(2,127)	(11,814)
Net Cash Provided by Operating Activities	147,032	45,646
Cash Flows from Investing Activities
Proceeds from sales of available for sale securities	64,144	197,733
Proceeds from maturities, prepayments and calls of available for sale securities	236,468	215,115
Purchases of available for sale securities	(856,187)	(341,790)
Proceeds from maturities, prepayments and calls of held to maturity securities	4,267	5,603
Purchases of held to maturity securities	—	—
Purchases of equity securities	(1,180)	(31,292)
Proceeds from sales of equity securities	5,059	300
Reimbursement of recoverable covered asset losses (to) from the FDIC	—	(4,234)
Increase in loans, net of loans acquired	(481,482)	(381,367)
Proceeds from sale of premises and equipment	2,365	1,188
Purchases of premises and equipment, net of premises and equipment acquired	(24,001)	(6,518)
Proceeds from disposition of OREO	9,949	20,365
Cash paid for investments in tax credit entities	(2,827)	(5,916)
Other investing activities, net	1,267	(750)
Net Cash Used in Investing Activities	(1,042,158)	(331,563)
Cash Flows from Financing Activities
Increase/(decrease) in deposits, net of deposits acquired	(554,983)	(316,483)
Net change in short-term borrowings, net of borrowings acquired	74,799	439,019
Proceeds from long-term debt	50,000	360,000
Repayments of long-term debt	(11,252)	(12,351)
Cash dividends paid on common stock	(34,476)	(28,006)
Cash dividends paid on preferred stock	(4,548)	(2,576)
Net share-based compensation stock transactions	(2,374)	(2,275)
Payments to repurchase common stock	—	(11,666)
Net proceeds from issuance of common stock	485,194	—
Net proceeds from issuance of preferred stock	—	55,286

Net Cash Provided by Financing Activities	2,360	480,948
Net Increase (Decrease) In Cash and Cash Equivalents	(892,766)	195,031
Cash and Cash Equivalents at Beginning of Period	1,362,126	510,267
Cash and Cash Equivalents at End of Period	$469,360	$705,298
Supplemental Schedule of Non-cash Activities
Acquisition of real estate in settlement of loans	$6,467	$3,910
Supplemental Disclosures
Cash paid for:
Interest on deposits and borrowings	$40,778	$30,244
Income taxes, net	$40,872	$54,453
The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 1 - BASIS OF PRESENTATION
General
The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information or footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring items, necessary for a fair presentation of the consolidated financial statements have been made. These interim financial statements should be read in conjunction with the audited consolidated financial statements and footnote disclosures for the Company previously filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Operating results for the period ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.
When we refer to the “Company,” “we,” “our,” or “us” in this Report, we mean IBERIABANK Corporation and subsidiaries (consolidated). When we refer to the “Parent,” we mean IBERIABANK Corporation. See the Glossary of Acronyms at the end of this Report for terms used throughout this Report.
Principles of Consolidation
The Company’s consolidated financial statements include all entities in which the Company has a controlling financial interest under either the voting interest or variable interest model. The assessment of whether or not the Company has a controlling interest (i.e., the primary beneficiary) in a variable interest entity ("VIE") is performed on an on-going basis. All equity investments in non-consolidated VIEs are included in "other assets" in the Company’s consolidated balance sheets. The Company’s maximum exposure to loss as a result of its involvement with non-consolidated VIEs was approximately $94 million and $91 million at June 30, 2017 and December 31, 2016, respectively. The Company's maximum exposure to loss was equivalent to the carrying value of its investments and any related outstanding loans to the non-consolidated VIEs.
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
Nature of Operations
The Company offers commercial and retail banking products and services to customers throughout locations in eight states through IBERIABANK. The Company also operates mortgage production offices in 10 states and offers a full line of title insurance and closing services throughout Arkansas and Louisiana through LTC and its subsidiaries. ICP provides equity research, institutional sales and trading, and corporate finance services throughout the energy industry. 1887 Leasing, LLC owns an aircraft used by management of the Company. IAM provides wealth management and trust services for commercial and private banking clients. 840 Denning, LLC invests in a commercial rental property. CDE is engaged in the purchase of tax credits.
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

Concentrations of Credit Risk
Most of the Company’s business activity is with customers located in the southeastern United States. The Company’s lending activity is concentrated in its market areas in those states. The Company has emphasized originations of commercial loans and private banking loans, defined as loans to higher net worth clients. Repayments on loans are expected to come from cash flows of the borrower and/or guarantor. Losses on secured loans are limited by the net realizable value of the collateral upon default of the borrowers and guarantor support. Concentrations in commercial real estate have increased as a result of the Company's organic growth and recent acquisitions of banks with significant CRE portfolios. Additionally, as the Company has executed its risk-off strategy over the past two years, CRE concentrations have naturally increased as a percentage of the total portfolio. The Company believes it does not have any excessive concentrations to any one industry or customer.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS
Pronouncements adopted during the six months ended June 30, 2017:
ASU No. 2016-09
The Company adopted the amendments of ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, effective January 1, 2017 as follows: (i) prospective adoption of the recognition of excess tax benefits associated with awards which vested or settled during the six months ended June 30, 2017 in the statement of comprehensive income; (ii) prospective adoption of the exclusion of excess tax benefits from assumed proceeds for the calculation of diluted EPS for the six months ended June 30, 2017; (iii) modified retrospective adoption of the minimum statutory withholdings requirements; (iv) modified retrospective adoption of the accounting policy election to account for forfeitures as they occur; and (v) prospective adoption of the classifications of certain cash flows associated with stock compensation. The adoption of these amendments did not, either individually or in aggregate, have a significant impact to the consolidated financial statements.
ASU No. 2017-01
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which introduces amendments that are intended to clarify the definition of a business to assist companies and other reporting organizations in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments will be applied prospectively and are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those periods, with early adoption permitted.
The Company early-adopted the amendments effective January 1, 2017. The adoption of this ASU did not and is not expected to have a significant impact on the Company’s consolidated financial statements.
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
The Company will adopt the amendments beginning January 1, 2018 through the modified-retrospective transition method. A significant amount of the Company’s revenues are derived from net interest income on financial assets and liabilities, which are excluded from the scope of the amended guidance. Preliminary results indicate that certain noninterest income financial statement line items, including service charges on deposit accounts, trust and investment management income, and other noninterest income, contain revenue streams that are in scope of these updates. Based on the Company’s preliminary scoping, walkthroughs, and contract reviews, it does not expect to recognize a significant cumulative adjustment to equity upon implementation of the standard; however, the Company is still finalizing its reviews of contracts related to certain revenue streams. Further, the Company is still evaluating the standard’s guidance for assessment of gross versus net reporting of revenues and expenses related to certain arrangements such as card interchange fees and rewards programs. The Company does not expect a significant impact to the Company’s consolidated statements of comprehensive income or consolidated balance sheets from either a presentation or timing perspective, but the Company will be subject to expanded disclosure requirements.  The Company is in the process of developing additional quantitative and qualitative disclosures that will be required upon adoption of the new revenue recognition standard.
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
The Company does not expect a significant cumulative-effect adjustment to be recorded at adoption or any significant impact to the consolidated financial statements associated with the accounting for its current equity investments. The Company does anticipate financial statement disclosures to be impacted, specifically related to financial instruments measured at amortized cost whose fair values are disclosed under the “entry price” notion, but is currently still in the process of developing the appropriate methodology to measure fair value under the “exit price” notion and determining the impact.
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
ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company will adopt the amendments on January 1, 2019.
The Company occupies certain banking offices and equipment under operating lease agreements, which currently are not recognized in the consolidated balance sheets. Based on the Company’s preliminary analysis of its current portfolio, the impact to the Company’s consolidated balance sheets is estimated to result in less than a 1% increase in assets and liabilities. The Company is also currently assessing the practical expedients it may elect at adoption, the final determination of the incremental borrowing rate, and the impact to the regulatory capital ratios; amongst other matters associated with the standard.
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

NOTE 3 – INVESTMENT SECURITIES
The amortized cost and fair values of investment securities, with gross unrealized gains and losses, consist of the following:

	June 30, 2017
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$161,544	$164	$(317)	$161,391
Obligations of state and political subdivisions	296,062	5,902	(1,694)	300,270
Mortgage-backed securities	3,464,253	6,597	(31,118)	3,439,732
Other securities	107,796	666	(556)	107,906
Total securities available for sale	$4,029,655	$13,329	$(33,685)	$4,009,299
Securities held to maturity:
Obligations of state and political subdivisions	$61,342	$1,588	$(57)	$62,873
Mortgage-backed securities	23,175	51	(651)	22,575
Total securities held to maturity	$84,517	$1,639	$(708)	$85,448

	December 31, 2016
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$212,662	$245	$(549)	$212,358
Obligations of state and political subdivisions	286,458	1,948	(5,207)	283,199
Mortgage-backed securities	2,888,180	4,820	(41,291)	2,851,709
Other securities	98,974	361	(504)	98,831
Total securities available for sale	$3,486,274	$7,374	$(47,551)	$3,446,097
Securities held to maturity:
Obligations of state and political subdivisions	$64,726	$1,609	$(133)	$66,202
Mortgage-backed securities	24,490	57	(817)	23,730
Total securities held to maturity	$89,216	$1,666	$(950)	$89,932
Securities with carrying values of $1.7 billion and $1.5 billion were pledged to secure public deposits and other borrowings at June 30, 2017 and December 31, 2016, respectively.

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows:

	June 30, 2017
	Less Than Twelve Months		Over Twelve Months		Total
(Dollars in thousands)	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$(317)	$110,276	$—	$—	$(317)	$110,276
Obligations of state and political subdivisions	(1,580)	82,187	(114)	4,541	(1,694)	86,728
Mortgage-backed securities	(27,763)	2,330,909	(3,355)	165,156	(31,118)	2,496,065
Other Securities	(540)	38,666	(16)	1,417	(556)	40,083
Total securities available for sale	$(30,200)	$2,562,038	$(3,485)	$171,114	$(33,685)	$2,733,152

Securities held to maturity:
Obligations of state and political subdivisions	$(57)	$5,014	$—	$—	$(57)	$5,014
Mortgage-backed securities	(200)	11,844	(451)	10,308	(651)	22,152
Total securities held to maturity	$(257)	$16,858	$(451)	$10,308	$(708)	$27,166

	December 31, 2016
	Less Than Twelve Months		Over Twelve Months		Total
(Dollars in thousands)	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$(549)	$150,554	$—	$—	$(549)	$150,554
Obligations of state and political subdivisions	(5,207)	148,059	—	—	(5,207)	148,059
Mortgage-backed securities	(38,667)	2,191,563	(2,624)	98,912	(41,291)	2,290,475
Other Securities	(451)	36,484	(53)	3,850	(504)	40,334
Total securities available for sale	$(44,874)	$2,526,660	$(2,677)	$102,762	$(47,551)	$2,629,422

Securities held to maturity:
Obligations of state and political subdivisions	$(133)	$10,602	$—	$—	$(133)	$10,602
Mortgage-backed securities	(330)	12,288	(487)	10,960	(817)	23,248
Total securities held to maturity	$(463)	$22,890	$(487)	$10,960	$(950)	$33,850
The Company assessed the nature of the unrealized losses in its portfolio as of June 30, 2017 and December 31, 2016 to determine if there are losses that should be deemed other-than-temporary. In its analysis of these securities, management considered numerous factors to determine whether there were instances where the amortized cost basis of the debt securities would not be fully recoverable, including, but not limited to:

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

Management believes it has considered these factors, as well as all relevant information available, when determining the expected future cash flows of the securities in question. In each instance, management has determined the cost basis of the securities would be fully recoverable. Management also has the intent to hold debt securities until their maturity or anticipated recovery if the security is classified as available for sale. In addition, management does not believe the Company will be required to sell debt securities before the anticipated recovery of the amortized cost basis of the security. As a result of the Company's analysis, no declines in the estimated fair value of the Company's investment securities were deemed to be other-than-temporary at June 30, 2017 or December 31, 2016.
At June 30, 2017, 386 debt securities had unrealized losses of 1.23% of the securities’ amortized cost basis. At December 31, 2016, 397 debt securities had unrealized losses of 1.79% of the securities’ amortized cost basis. The unrealized losses for each of the securities related to market interest rate changes and not credit concerns of the issuers. Additional information on securities that have been in a continuous loss position for over twelve months at June 30, 2017 and December 31, 2016 is presented in the following table.

(Dollars in thousands)	June 30, 2017	December 31, 2016
Number of securities:
Issued by U.S. Government-sponsored enterprises	43	28
Other	2	3
	45	31
Amortized Cost Basis:
Issued by U.S. Government-sponsored enterprises	$183,926	$112,983
Other	1,432	3,903
	$185,358	$116,886
Unrealized Loss:
Issued by U.S. Government-sponsored enterprises	$3,920	$3,111
Other	16	53
	$3,936	$3,164

The U.S. Government-sponsored enterprises securities are rated AA+ by S&P and Aaa by Moodys.
The amortized cost and estimated fair value of investment securities by maturity at June 30, 2017 are presented in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities. Weighted average yields are calculated on the basis of the yield to maturity based on the amortized cost of each security.

	Securities Available for Sale			Securities Held to Maturity
(Dollars in thousands)	Weighted Average Yield	Amortized Cost	Estimated Fair Value	Weighted Average Yield	Amortized Cost	Estimated Fair Value
Within one year or less	1.61%	$22,066	$22,008	2.65%	$1,622	$1,626
One through five years	1.78	250,400	250,806	2.75	10,234	10,378
After five through ten years	2.34	837,818	840,128	3.24	21,161	21,836
Over ten years	2.27	2,919,371	2,896,357	2.98	51,500	51,608
	2.25%	$4,029,655	$4,009,299	3.01%	$84,517	$85,448
The following is a summary of realized gains and losses from the sale of securities classified as available for sale. Gains or losses on securities sold are recorded on the trade date, using the specific identification method.

	Three Months Ended June 30		Six Months Ended June 30,
(Dollars in thousands)	2017	2016	2017	2016
Realized gains	$242	$2,473	$242	$2,935
Realized losses	(183)	(684)	(183)	(950)
	$59	$1,789	$59	$1,985

In addition to the gains above, the Company realized certain gains on calls of securities held to maturity that were not significant to the consolidated financial statements.
Other Equity Securities
The Company accounts for the following securities at amortized cost, which approximates fair value, in “other assets” on the consolidated balance sheets:

(Dollars in thousands)	June 30, 2017	December 31, 2016
Federal Home Loan Bank (FHLB) stock	$38,539	$42,326
Federal Reserve Bank (FRB) stock	48,584	48,584
Other investments	3,008	2,808
	$90,131	$93,718

NOTE 4 – LOANS
Loans consist of the following, segregated into legacy and acquired loans, for the periods indicated:

	June 30, 2017
(Dollars in thousands)	Legacy Loans	Acquired Loans	Total
Commercial loans:
Commercial real estate- construction	$1,010,479	$89,709	$1,100,188
Commercial real estate- owner-occupied	1,815,167	390,241	2,205,408
Commercial real estate- non-owner-occupied	3,289,284	546,723	3,836,007
Commercial and industrial	3,390,699	293,382	3,684,081
Energy-related	550,162	1,806	551,968
	10,055,791	1,321,861	11,377,652

Residential mortgage loans:	970,961	375,506	1,346,467

Consumer and other loans:
Home equity	1,838,841	320,107	2,158,948
Indirect automobile	92,106	24	92,130
Other	535,711	45,108	580,819
	2,466,658	365,239	2,831,897
Total	$13,493,410	$2,062,606	$15,556,016

	December 31, 2016
(Dollars in thousands)	Legacy Loans	Acquired Loans	Total
Commercial loans:
Commercial real estate- construction	$740,761	$61,408	$802,169
Commercial real estate- owner-occupied	1,784,624	450,012	2,234,636
Commercial real estate- non-owner-occupied	3,097,929	667,532	3,765,461
Commercial and industrial	3,194,796	348,326	3,543,122
Energy-related	559,289	1,904	561,193
	9,377,399	1,529,182	10,906,581

Residential mortgage loans:	854,216	413,184	1,267,400

Consumer and other loans:
Home equity	1,783,421	372,505	2,155,926
Indirect automobile	131,048	4	131,052
Other	548,840	55,172	604,012
	2,463,309	427,681	2,890,990
Total	$12,694,924	$2,370,047	$15,064,971
Net deferred loan origination fees were $24.1 million and $22.6 million at June 30, 2017 and December 31, 2016, respectively. In addition to loans issued in the normal course of business, the Company considers overdrafts on customer deposit accounts to be loans and reclassifies these overdrafts as loans in its consolidated balance sheets. At June 30, 2017 and December 31, 2016, overdrafts of $5.9 million and $4.2 million, respectively, have been reclassified to loans.
Loans with carrying values of $4.5 billion were pledged as collateral for borrowings at both June 30, 2017 and December 31, 2016, respectively.

Aging Analysis
The following tables provide an analysis of the aging of loans as of June 30, 2017 and December 31, 2016. Due to the difference in accounting for acquired loans, the tables below further segregate the Company’s loans between loans originated, or renewed and underwritten by the Company ("legacy loans") and acquired loans.

	June 30, 2017
	Legacy loans
	Accruing
(Dollars in thousands)	Current or less than 30 days past due	30-59 days	60-89 days	> 90 days	Total Past Due	Non-accrual Loans	Total Loans
Commercial real estate - construction	$1,008,834	$214	$—	$—	$214	$1,431	$1,010,479
Commercial real estate - owner-occupied	1,804,289	343	1,687	33	2,063	8,815	1,815,167
Commercial real estate- non-owner-occupied	3,277,719	3,245	3,046	267	6,558	5,007	3,289,284
Commercial and industrial	3,349,442	10,633	1,429	—	12,062	29,195	3,390,699
Energy-related	453,357	2,240	—	—	2,240	94,565	550,162
Residential mortgage	955,343	1,933	1,693	310	3,936	11,682	970,961
Consumer - home equity	1,819,163	4,983	4,161	—	9,144	10,534	1,838,841
Consumer - indirect automobile	89,590	1,353	261	—	1,614	902	92,106
Consumer - credit card	85,690	168	117	—	285	612	86,587
Consumer - other	444,743	2,809	567	—	3,376	1,005	449,124
Total	$13,288,170	$27,921	$12,961	$610	$41,492	$163,748	$13,493,410

	December 31, 2016
	Legacy loans
	Accruing
(Dollars in thousands)	Current or less than 30 days past due	30-59 days	60-89 days	> 90 days	Total Past Due	Non-accrual Loans	Total Loans
Commercial real estate - construction	$740,761	$—	$—	$—	$—	$—	$740,761
Commercial real estate - owner-occupied	1,775,695	959	127	—	1,086	7,843	1,784,624
Commercial real estate- non-owner-occupied	3,088,207	902	224	—	1,126	8,596	3,097,929
Commercial and industrial	3,158,700	3,999	870	—	4,869	31,227	3,194,796
Energy-related	407,434	—	1,526	—	1,526	150,329	559,289
Residential mortgage	836,509	2,012	1,577	1,104	4,693	13,014	854,216
Consumer - home equity	1,768,763	5,249	1,430	—	6,679	7,979	1,783,421
Consumer - indirect automobile	127,054	2,551	405	—	2,956	1,038	131,048
Consumer - credit card	81,602	199	99	—	298	624	82,524
Consumer - other	462,650	2,155	618	—	2,773	893	466,316
Total	$12,447,375	$18,026	$6,876	$1,104	$26,006	$221,543	$12,694,924

	June 30, 2017
	Acquired loans (1) (2)
	Accruing
(Dollars in thousands)	Current or Less Than 30 days past due	30-59 days	60-89 days	> 90 days	Total Past Due	Non-accrual Loans	Discount/Premium	Acquired Impaired Loans	Total Loans
Commercial real estate - construction	$53,564	$216	$—	$—	$216	$1,118	$(183)	$34,994	$89,709
Commercial real estate - owner-occupied	284,841	—	—	—	—	3,684	(2,670)	104,386	390,241
Commercial real estate- non-owner-occupied	441,193	2,067	319	—	2,386	4,035	(94)	99,203	546,723
Commercial and industrial	256,584	47	4,651	—	4,698	1,382	(712)	31,430	293,382
Energy-related	1,657	154	—	—	154	—	(5)	—	1,806
Residential mortgage	263,658	14	403	192	609	1,598	(1,609)	111,250	375,506
Consumer - home equity	242,091	407	1,279	—	1,686	1,947	(4,497)	78,880	320,107
Consumer - indirect automobile	18	—	—	—	—	—	—	6	24
Consumer - credit card	—	—	—	—	—	—	—	501	501
Consumer - other	40,644	307	94	—	401	444	(859)	3,977	44,607
Total	$1,584,250	$3,212	$6,746	$192	$10,150	$14,208	$(10,629)	$464,627	$2,062,606

	December 31, 2016
	Acquired loans (1) (2)
	Accruing
(Dollars in thousands)	Current or Less Than 30 days past due	30-59 days	60-89 days	> 90 days	Total Past Due	Non-accrual Loans	Discount/Premium	Acquired Impaired Loans	Total Loans
Commercial real estate - construction	$26,714	$—	$—	$—	$—	$1,946	$(243)	$32,991	$61,408
Commercial real estate - owner-occupied	326,761	493	55	—	548	166	(3,084)	125,621	450,012
Commercial real estate- non-owner-occupied	544,731	223	—	32	255	1,055	(565)	122,056	667,532
Commercial and industrial	314,990	73	51	—	124	1,317	(837)	32,732	348,326
Energy-related	1,910	—	—	—	—	—	(6)	—	1,904
Residential mortgage	290,031	328	989	—	1,317	719	(1,835)	122,952	413,184
Consumer - home equity	286,411	1,078	189	250	1,517	1,395	(5,237)	88,419	372,505
Consumer - indirect automobile	—	—	—	—	—	—	—	4	4
Consumer - credit card	468	—	—	—	—	—	—	—	468
Consumer - other	49,449	391	97	—	488	360	(1,004)	5,411	54,704
Total	$1,841,465	$2,586	$1,381	$282	$4,249	$6,958	$(12,811)	$530,186	$2,370,047

(1)	Past due and non-accrual information presents acquired loans at the gross loan balance, prior to application of discounts.

(2)
Past due and non-accrual loan amounts exclude acquired impaired loans, even if contractually past due or if the Company does not expect to receive payment in full, as the Company is currently accreting interest income over the expected life of the loans.

Loans Acquired
The following is a summary of changes in the accretable difference for all loans accounted for under ASC 310-30 during the six months ended June 30:

(Dollars in thousands)	2017	2016
Balance at beginning of period	$175,054	$227,502
Transfers from non-accretable difference to accretable yield	2,544	4,425
Accretion	(28,496)	(36,256)
Changes in expected cash flows not affecting non-accretable differences (1)	2,439	8,949
Balance at end of period	$151,541	$204,620

(1)
Includes changes in cash flows expected to be collected due to the impact of changes in actual or expected timing of liquidation events, modifications, changes in interest rates and changes in prepayment assumptions.

Troubled Debt Restructurings
Information about the Company’s troubled debt restructurings ("TDRs") at June 30, 2017 and 2016 is presented in the following tables. Modifications of loans that are accounted for within a pool under ASC Topic 310-30 are excluded as TDRs. Accordingly, such modifications do not result in the removal of those loans from the pool, even if the modification of those loans would otherwise be considered a TDR. As a result, all such acquired loans that would otherwise meet the criteria for classification as a TDR are excluded from the tables below.
TDRs totaling $28.4 million and $165.3 million occurred during the six months ended June 30, 2017 and June 30, 2016, respectively, through modification of the original loan terms.
The following table provides information on how the TDRs were modified during the periods indicated:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2017	2016	2017	2016
Extended maturities	$8,488	$54,758	$15,014	$57,533
Maturity and interest rate adjustment	3,886	30,781	6,502	31,048
Movement to or extension of interest-rate only payments	38	440	138	440
Interest rate adjustment	26	134	26	134
Forbearance	3,466	33,426	4,687	38,367
Other concession(s) (1)	1,988	15,985	2,031	37,761
Total	$17,892	$135,524	$28,398	$165,283

(1)	Other concessions may include covenant waivers, forgiveness of principal or interest associated with a customer bankruptcy, or a combination of any of the above concessions.

Of the $28.4 million of TDRs occurring during the six months ended June 30, 2017, $22.8 million are on accrual status and $5.6 million are on non-accrual status. Of the $165.3 million of TDRs occurring during the six months ended June 30, 2016, $126.6 million were on accrual status and $38.7 million were on non-accrual status.

The following table presents the end of period balance for loans modified in a TDR during the periods indicated:

	Three Months Ended June 30
	2017			2016
(In thousands, except number of loans)	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Commercial real estate- construction	1	$275	$275	—	$—	$—
Commercial real estate- owner-occupied	1	32	31	3	794	785
Commercial real estate- non-owner-occupied	6	2,721	2,795	6	10,777	10,047
Commercial and industrial	24	9,028	8,551	16	19,496	19,353
Energy-related	—	—	—	19	82,882	100,205
Residential mortgage	6	521	492	10	1,438	1,438
Consumer - home equity	33	4,820	4,807	36	2,750	2,750
Consumer - indirect	23	224	114	—	—	—
Consumer - other	30	832	827	61	946	946
Total	124	$18,453	$17,892	151	$119,083	$135,524

	Six Months Ended June 30
	2017			2016
(In thousands, except number of loans)	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Commercial real estate- construction	1	$275	$275	1	$28	$26
Commercial real estate- owner-occupied	2	1,730	1,698	5	1,069	1,050
Commercial real estate- non-owner-occupied	11	4,409	4,465	10	11,516	10,749
Commercial and industrial	33	9,254	8,747	28	24,018	23,632
Energy-related	—	—	—	25	110,443	119,890
Residential mortgage	10	780	730	25	4,733	4,692
Consumer - home equity	66	10,851	10,771	57	3,928	3,916
Consumer - indirect	33	360	222	—	—	—
Consumer - other	50	1,547	1,490	85	1,386	1,328
Total	206	$29,206	$28,398	236	$157,121	$165,283

Information detailing TDRs that defaulted during the three-month and six-month periods ended June 30, 2017 and 2016, and were modified in the previous twelve months (i.e., the twelve months prior to the default) is presented in the following tables. The Company has defined a default as any loan with a loan payment that is currently past due greater than 30 days, or was past due greater than 30 days at any point during the respective periods, or since the date of modification, whichever is shorter.

	Three Months Ended June 30
	2017		2016
(In thousands, except number of loans)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial real estate- construction	—	$—	—	$—
Commercial real estate- owner-occupied	5	2,297	—	—
Commercial real estate- non-owner-occupied	9	5,640	4	1,358
Commercial and industrial	17	8,081	5	758
Energy-related	—	—	1	2,250
Residential mortgage	5	454	4	480
Consumer - home equity	19	1,532	17	1,112
Consumer - indirect automobile	9	75	—	—
Consumer - other	17	592	34	482
Total	81	$18,671	65	$6,440

	Six Months Ended June 30
	2017		2016
(In thousands, except number of loans)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial real estate- construction	2	$132	—	$—
Commercial real estate- owner-occupied	7	2,404	—	—
Commercial real estate- non-owner-occupied	14	6,406	8	1,377
Commercial and industrial	25	8,239	8	3,273
Energy-related	—	—	1	2,250
Residential mortgage	21	1,854	7	536
Consumer - home equity	37	2,488	24	1,608
Consumer - indirect automobile	33	328	—	—
Consumer - other	29	893	67	598
Total	168	$22,744	115	$9,642

NOTE 5 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY
Allowance for Credit Losses Activity
A summary of changes in the allowance for credit losses for the six months ended June 30 is as follows:

	2017
(Dollars in thousands)	Legacy Loans	Acquired Loans	Total
Allowance for credit losses
Allowance for loan losses at beginning of period	$105,569	$39,150	$144,719
Provision for (Reversal of) loan losses	18,315	(111)	18,204
Transfer of balance to OREO and other	—	258	258
Loans charged-off	(18,098)	(1,382)	(19,480)
Recoveries	1,824	700	2,524
Allowance for loan losses at end of period	$107,610	$38,615	$146,225

Reserve for unfunded commitments at beginning of period	$11,241	$—	$11,241
Provision for (Reversal of) unfunded lending commitments	(779)	—	(779)
Reserve for unfunded commitments at end of period	$10,462	$—	$10,462
Allowance for credit losses at end of period	$118,072	$38,615	$156,687

	2016
	Legacy Loans	Acquired Loans	Total
Allowance for credit losses
Allowance for loan losses at beginning of period	$93,808	$44,570	$138,378
Provision for (Reversal of) loan losses before benefit attributable to FDIC loss share agreements	28,390	(2,416)	25,974
Adjustment attributable to FDIC loss share arrangements	—	797	797
Net provision for (Reversal of) loan losses	28,390	(1,619)	26,771
Adjustment attributable to FDIC loss share arrangements	—	(797)	(797)
Transfer of balance to OREO and other	—	(967)	(967)
Loans charged-off	(17,359)	(1,196)	(18,555)
Recoveries	2,022	600	2,622
Allowance for loan losses at end of period	$106,861	$40,591	$147,452

Reserve for unfunded commitments at beginning of period	$14,145	$—	$14,145
Provision for (Reversal of) unfunded lending commitments	(319)	—	(319)
Reserve for unfunded commitments at end of period	$13,826	$—	$13,826
Allowance for credit losses at end of period	$120,687	$40,591	$161,278

A summary of changes in the allowance for credit losses for legacy loans, by loan portfolio type, for the six months ended June 30 is as follows:

	2017
(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Energy-related	Residential Mortgage	Consumer	Total
Allowance for loan losses at beginning of period	$25,408	$35,434	$22,486	$3,835	$18,406	$105,569
Provision for (Reversal of) loan losses	4,323	5,181	3,387	(884)	6,308	18,315
Loans charged-off	(256)	(8,366)	(2,845)	(45)	(6,586)	(18,098)
Recoveries	189	269	—	77	1,289	1,824
Allowance for loan losses at end of period	$29,664	$32,518	$23,028	$2,983	$19,417	$107,610

Reserve for unfunded commitments at beginning of period	$3,206	$3,535	$1,003	$657	$2,840	$11,241
Provision for (Reversal of) unfunded commitments	294	(46)	(856)	(89)	(82)	(779)
Reserve for unfunded commitments at end of period	$3,500	$3,489	$147	$568	$2,758	$10,462
Allowance on loans individually evaluated for impairment	$1,316	$7,192	$16,094	$137	$2,181	$26,920
Allowance on loans collectively evaluated for impairment	28,348	25,326	6,934	2,846	17,236	80,690
Loans, net of unearned income:
Balance at end of period	$6,114,930	$3,390,699	$550,162	$970,961	$2,466,658	$13,493,410
Balance at end of period individually evaluated for impairment	42,204	36,836	89,814	4,631	25,983	199,468
Balance at end of period collectively evaluated for impairment	6,072,726	3,353,863	460,348	966,330	2,440,675	13,293,942

	2016
(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Energy-related	Residential Mortgage	Consumer	Total
Allowance for loan losses at beginning of period	$24,658	$23,283	$23,863	$3,947	$18,057	$93,808
Provision for (Reversal of) loan losses	(715)	5,874	16,819	264	6,148	28,390
Loans charged-off	(1,549)	(1,154)	(7,715)	(173)	(6,768)	(17,359)
Recoveries	644	35	—	27	1,316	2,022
Allowance for loan losses at end of period	$23,038	$28,038	$32,967	$4,065	$18,753	$106,861

Reserve for unfunded commitments at beginning of period	$4,160	$3,448	$2,665	$830	$3,042	$14,145
Provision for (Reversal of) unfunded commitments	(26)	(60)	(442)	(23)	232	(319)
Reserve for unfunded commitments at end of period	$4,134	$3,388	$2,223	$807	$3,274	$13,826
Allowance on loans individually evaluated for impairment	$691	$969	$11,925	$100	$800	$14,485
Allowance on loans collectively evaluated for impairment	22,347	27,069	21,042	3,965	17,953	92,376
Loans, net of unearned income:
Balance at end of period	$5,097,689	$3,027,590	$659,510	$794,701	$2,405,359	$11,984,849
Balance at end of period individually evaluated for impairment	26,152	34,298	148,317	3,451	9,140	221,358
Balance at end of period collectively evaluated for impairment	5,071,537	2,993,292	511,193	791,250	2,396,219	11,763,491
A summary of changes in the allowance for loan losses for acquired loans, by loan portfolio type, for the six months ended June 30 is as follows:

	2017
(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Energy-related	Residential Mortgage	Consumer	Total
Allowance for loan losses at beginning of period	$23,574	$3,230	$39	$7,412	$4,895	$39,150
Provision for (Reversal of) loan losses	1,407	(46)	(21)	(578)	(873)	(111)
Transfer of balance to OREO and other	135	(69)	—	2	190	258
Loans charged-off	(1,026)	(71)	—	(30)	(255)	(1,382)
Recoveries	145	77	—	65	413	700
Allowance for loan losses at end of period	$24,235	$3,121	$18	$6,871	$4,370	$38,615
Allowance on loans individually evaluated for impairment	$402	$678	$—	$32	$92	$1,204
Allowance on loans collectively evaluated for impairment	23,833	2,443	18	6,839	4,278	37,411
Loans, net of unearned income:
Balance at end of period	$1,026,673	$293,382	$1,806	$375,506	$365,239	$2,062,606
Balance at end of period individually evaluated for impairment	10,225	2,851	—	660	2,856	16,592
Balance at end of period collectively evaluated for impairment	777,865	259,101	1,806	263,596	279,019	1,581,387
Balance at end of period acquired with deteriorated credit quality	238,583	31,430	—	111,250	83,364	464,627

	2016
(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Energy-related	Residential Mortgage	Consumer	Total
Allowance for loan losses at beginning of period	$25,979	$2,819	$125	$7,841	$7,806	$44,570
Provision for (Reversal of) loan losses	(1,804)	350	(52)	896	(1,009)	(1,619)
Increase (Decrease) in FDIC loss share receivable	45	(28)	—	(562)	(252)	(797)
Transfer of balance to OREO and other	(880)	323	—	22	(432)	(967)
Loans charged-off	(31)	(700)	—	—	(465)	(1,196)
Recoveries	85	112	—	29	374	600
Allowance for loan losses at end of period	$23,394	$2,876	$73	$8,226	$6,022	$40,591
Allowance on loans individually evaluated for impairment	$—	$22	$—	$2	$44	$68
Allowance on loans collectively evaluated for impairment	23,394	2,854	73	8,224	5,978	40,523
Loans, net of unearned income:
Balance at end of period	$1,374,312	$408,219	$2,524	$454,361	$498,296	$2,737,712
Balance at end of period individually evaluated for impairment	1,145	2,075	—	245	4,412	7,877
Balance at end of period collectively evaluated for impairment	1,038,737	368,283	2,524	321,879	386,080	2,117,503
Balance at end of period acquired with deteriorated credit quality	334,430	37,861	—	132,237	107,804	612,332
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
The Company’s investment in loans by credit quality indicator is presented in the following tables. The tables below further segregate the Company’s loans between loans that were originated, or renewed and underwritten by the Company (legacy loans) and acquired loans. Loan premiums/discounts in the tables below represent the adjustment of acquired loans to fair value at the acquisition date, as adjusted for income accretion and changes in cash flow estimates in subsequent periods. Asset risk classifications for commercial loans reflect the classification as of June 30, 2017 and December 31, 2016. Credit quality information in the tables below includes total loans acquired (including acquired impaired loans) at the gross loan balance, prior to the application of premiums/discounts, at June 30, 2017 and December 31, 2016.
Loan delinquency is the primary credit quality indicator that the Company utilizes to monitor consumer asset quality.

	Legacy loans
	June 30, 2017					December 31, 2016
(Dollars in thousands)	Pass	Special Mention	Sub- standard	Doubtful	Total	Pass	Special Mention	Sub- standard	Doubtful	Total
Commercial real estate - construction	$997,264	$7,917	$5,298	$—	$1,010,479	$734,687	$2,203	$3,871	$—	$740,761
Commercial real estate - owner-occupied	1,740,717	39,772	34,210	468	1,815,167	1,738,024	17,542	29,058	—	1,784,624
Commercial real estate- non-owner-occupied	3,251,368	8,696	29,220	—	3,289,284	3,063,470	8,617	25,842	—	3,097,929
Commercial and industrial	3,287,383	42,422	58,527	2,367	3,390,699	3,112,300	29,763	35,199	17,534	3,194,796
Energy-related	373,342	49,097	74,620	53,103	550,162	242,123	80,084	225,724	11,358	559,289
Total	$9,650,074	$147,904	$201,875	$55,938	$10,055,791	$8,890,604	$138,209	$319,694	$28,892	$9,377,399

	Legacy loans
	June 30, 2017			December 31, 2016
(Dollars in thousands)	Current	30+ Days Past Due	Total	Current	30+ Days Past Due	Total
Residential mortgage	$955,343	$15,618	$970,961	$836,509	$17,707	$854,216
Consumer - home equity	1,819,163	19,678	1,838,841	1,768,763	14,658	1,783,421
Consumer - indirect automobile	89,590	2,516	92,106	127,054	3,994	131,048
Consumer - credit card	85,690	897	86,587	81,602	922	82,524
Consumer - other	444,743	4,381	449,124	462,650	3,666	466,316
Total	$3,394,529	$43,090	$3,437,619	$3,276,578	$40,947	$3,317,525

	Acquired loans
	June 30, 2017						December 31, 2016
(Dollars in thousands)	Pass	Special Mention	Sub-standard	Doubtful	Premium/(Discount)	Total	Pass	Special Mention	Sub-standard	Doubtful	Loss	Premium/(Discount)	Total
Commercial real estate - construction	$71,157	$1,208	$3,431	$14	$13,899	$89,709	$46,498	$459	$3,118	$2,574	$—	$8,759	$61,408
Commercial real estate - owner-occupied	384,411	3,275	14,627	—	(12,072)	390,241	426,492	7,664	17,584	1,356	—	(3,084)	450,012
Commercial real estate- non-owner-occupied	541,724	3,434	26,188	119	(24,742)	546,723	663,571	11,620	31,552	101	23	(39,335)	667,532
Commercial and industrial	275,350	5,440	11,315	2,601	(1,324)	293,382	323,154	1,416	27,749	494	—	(4,487)	348,326
Energy-related	1,811	—	—	—	(5)	1,806	1,910	—	—	—	—	(6)	1,904
Total	$1,274,453	$13,357	$55,561	$2,734	$(24,244)	$1,321,861	$1,461,625	$21,159	$80,003	$4,525	$23	$(38,153)	$1,529,182

	Acquired loans
	June 30, 2017				December 31, 2016
(Dollars in thousands)	Current	30+ Days Past Due	Premium (Discount)	Total	Current	30+ Days Past Due	Premium (Discount)	Total
Residential mortgage	$378,204	$22,121	$(24,819)	$375,506	$424,300	$20,914	$(32,030)	$413,184
Consumer - home equity	322,658	13,051	(15,602)	320,107	377,021	12,807	(17,323)	372,505
Consumer - indirect automobile	24	—	—	24	12	—	(8)	4
Consumer - other	48,168	1,225	(4,285)	45,108	58,141	1,423	(4,392)	55,172
Total	$749,054	$36,397	$(44,706)	$740,745	$859,474	$35,144	$(53,753)	$840,865

Legacy Impaired Loans
Information on the Company’s investment in legacy impaired loans, which include all TDRs and all other non-accrual loans evaluated or measured individually for impairment for purposes of determining the allowance for loan losses, is presented in the following tables as of and for the periods indicated.

	June 30, 2017			December 31, 2016
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
(Dollars in thousands)
With no related allowance recorded:
Commercial real estate- construction	$2,123	$2,123	$—	$38	$38	$—
Commercial real estate- owner-occupied	13,932	13,932	—	4,593	4,593	—
Commercial real estate- non-owner-occupied	4,443	4,443	—	12,668	11,876	—
Commercial and industrial	16,016	16,016	—	14,202	13,189	—
Energy-related	32,013	32,013	—	152,424	143,239	—
Residential mortgage	1,123	1,123	—	—	—	—
Consumer - home equity	3,336	3,336	—	—	—	—
Consumer -other	—	—	—	—	—	—

With an allowance recorded:
Commercial real estate- construction	36	36	(1)	—	—	—
Commercial real estate- owner-occupied	17,945	17,945	(690)	17,580	17,429	(640)
Commercial real estate- non-owner-occupied	3,725	3,725	(625)	108	95	(1)
Commercial and industrial	20,820	20,820	(7,192)	28,829	28,329	(10,864)
Energy-related	57,801	57,801	(16,094)	53,967	53,088	(9,769)
Residential mortgage	3,543	3,508	(137)	4,627	4,312	(144)
Consumer - home equity	18,865	18,757	(1,805)	13,906	13,257	(993)
Consumer - indirect automobile	668	668	(83)	1,037	758	(114)
Consumer - other	3,222	3,222	(293)	2,447	2,442	(251)
Total	$199,611	$199,468	$(26,920)	$306,426	$292,645	$(22,776)
Total commercial loans	$168,854	$168,854	$(24,602)	$284,409	$271,876	$(21,274)
Total mortgage loans	4,666	4,631	(137)	4,627	4,312	(144)
Total consumer loans	26,091	25,983	(2,181)	17,390	16,457	(1,358)

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016		Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)
With no related allowance recorded:
Commercial real estate- construction	$2,123	$13	$27	$—	$2,123	$39	$30	$—
Commercial real estate- owner-occupied	14,054	158	2,072	20	14,179	404	2,085	41
Commercial real estate- non-owner-occupied	4,409	39	13,395	123	4,433	67	13,454	237
Commercial and industrial	21,116	106	36,212	467	21,998	232	41,074	947
Energy-related	32,370	44	106,692	912	34,330	102	102,364	1,857
Residential mortgage	1,130	12	825	10	1,136	24	825	19
Consumer - home equity	3,347	32	—	—	3,356	65	—	—
With an allowance recorded:
Commercial real estate- construction	37	1	—	—	37	1	—	—
Commercial real estate- owner-occupied	17,908	86	10,636	83	17,998	186	10,694	166
Commercial real estate- non-owner-occupied	3,761	13	53	—	3,774	57	60	1
Commercial and industrial	21,028	284	2,125	23	21,504	555	2,191	48
Energy-related	58,399	2	15,486	10	58,868	4	12,290	47
Residential mortgage	3,528	34	2,642	18	3,549	68	2,657	38
Consumer - home equity	18,359	196	7,550	74	17,443	375	7,290	146
Consumer - indirect automobile	750	6	650	6	797	14	723	18
Consumer - other	3,100	51	846	15	2,921	96	702	25
Total	$205,419	$1,077	$199,211	$1,761	$208,446	$2,289	$196,439	$3,590
Total commercial loans	$175,205	$746	$186,698	$1,638	$179,244	$1,647	$184,242	$3,344
Total mortgage loans	4,658	46	3,467	28	4,685	92	3,482	57
Total consumer loans	25,556	285	9,046	95	24,517	550	8,715	189
As of June 30, 2017 and December 31, 2016, the Company was not committed to lend a material amount of additional funds to any customer whose loan was classified as impaired or as a troubled debt restructuring.

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Changes to the carrying amount of goodwill by reporting unit for the six months ended June 30, 2017, and the year ended December 31, 2016 are provided in the following table.

(Dollars in thousands)	IBERIABANK	IMC	LTC	Total
Balance, December 31, 2015	$696,260	$23,178	$5,165	$724,603
Goodwill adjustments during the year	2,253	—	—	2,253
Balance, December 31, 2016	$698,513	$23,178	$5,165	$726,856
Goodwill adjustments during the year	—	—	—	—
Balance, June 30, 2017	$698,513	$23,178	$5,165	$726,856
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
Mortgage Servicing Rights
Mortgage servicing rights are recorded at the lower of cost or market value in “other assets” on the Company's consolidated balance sheets and amortized over the remaining servicing life of the loans, with consideration given to prepayment assumptions. Mortgage servicing rights had the following carrying values as of the periods indicated:

	June 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(Dollars in thousands)
Mortgage servicing rights	$8,265	$(3,576)	$4,689	$7,202	$(3,144)	$4,058

In addition, there was an insignificant amount of non-mortgage servicing rights related to SBA loans as of June 30, 2017 and December 31, 2016, respectively.
Title Plant
The Company held title plant assets recorded in “other assets” on the Company's consolidated balance sheets totaling $6.7 million at both June 30, 2017 and December 31, 2016. No events or changes in circumstances occurred during the six months ended June 30, 2017 to suggest the carrying value of the title plant was not recoverable.
Intangible assets subject to amortization
Definite-lived intangible assets had the following carrying values included in “other assets” on the Company’s consolidated balance sheets as of the periods indicated:

	June 30, 2017			December 31, 2016
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$74,001	$(55,501)	$18,500	$74,001	$(52,165)	$21,836
Customer relationship intangible asset	1,143	(942)	201	1,348	(1,064)	284
Non-compete agreement	63	(31)	32	63	(22)	41
Total	$75,207	$(56,474)	$18,733	$75,412	$(53,251)	$22,161

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
Information pertaining to outstanding derivative instruments is as follows:

	Balance Sheet Location	Derivative Assets - Fair Value		Balance Sheet Location	Derivative Liabilities - Fair Value
(Dollars in thousands)		June 30, 2017	December 31, 2016		June 30, 2017	December 31, 2016
Derivatives designated as hedging instruments under ASC Topic 815:
Interest rate contracts	Other assets	$—	$—	Other liabilities	$1,041	$525
Total derivatives designated as hedging instruments under ASC Topic 815		$—	$—		$1,041	$525
Derivatives not designated as hedging instruments under ASC Topic 815:
Interest rate contracts	Other assets	$20,432	$20,719	Other liabilities	$18,384	$20,719
Foreign exchange contracts	Other assets	73	27	Other liabilities	73	26
Forward sales contracts	Other assets	860	6,014	Other liabilities	706	794
Written and purchased options	Other assets	11,535	12,125	Other liabilities	8,439	8,098
Other contracts	Other assets	—	1	Other liabilities	41	47
Total derivatives not designated as hedging instruments under ASC Topic 815		$32,900	$38,886		$27,643	$29,684
Total		$32,900	$38,886		$28,684	$30,209

	Derivative Assets - Notional Amount		Derivative Liabilities - Notional Amount
(Dollars in thousands)	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Derivatives designated as hedging instruments under ASC Topic 815:
Interest rate contracts	$—	$—	$108,500	$108,500
Total derivatives designated as hedging instruments under ASC Topic 815	$—	$—	$108,500	$108,500

Derivatives not designated as hedging instruments under ASC Topic 815:
Interest rate contracts	$1,120,278	$1,033,955	$1,120,278	$1,033,955
Foreign exchange contracts	1,724	4,474	1,724	4,474
Forward sales contracts	214,925	229,181	131,915	120,567
Written and purchased options	369,582	289,115	177,921	154,170
Other contracts	8,630	8,784	103,055	106,518
Total derivatives not designated as hedging instruments under ASC Topic 815	$1,715,139	$1,565,509	$1,534,893	$1,419,684
Total	$1,715,139	$1,565,509	$1,643,393	$1,528,184

The Company has entered into risk participation agreements with counterparties to transfer or assume credit exposures related to interest rate derivatives. The notional amounts of risk participation agreements sold were $103.1 million and $106.5 million at June 30, 2017 and December 31, 2016, respectively. Assuming all underlying third party customers referenced in the swap contracts defaulted at June 30, 2017 and December 31, 2016, the exposure from these agreements would not be material based on the fair value of the underlying swaps.
The Company is party to collateral agreements with certain derivative counterparties. Such agreements require that the Company maintain collateral based on the fair values of individual derivative transactions. In the event of default by the Company, the counterparty would be entitled to the collateral.
At June 30, 2017 and December 31, 2016, the Company was required to post $1.5 million and $1.9 million, respectively, in cash or securities as collateral for its derivative transactions, which is included in "interest-bearing deposits in banks" on the Company’s consolidated balance sheets. Effective January 3, 2017, the Chicago Mercantile Exchange and LCH.Clearnet Limited amended their rulebooks to legally characterize variation margin payments for over-the-counter derivatives they clear as settlements of the derivatives' exposure rather than collateral against the exposures. As of June 30, 2017, the Company was required to post $2.7 million in variation margin payments for its derivative transactions, which is now required to be netted against the fair value of the derivatives in "other assets/other liabilities" on the consolidated balance sheet. The Company does not anticipate additional assets will be required to be posted as collateral, nor does it believe additional assets would be required to settle its derivative instruments immediately if contingent features were triggered at June 30, 2017. The Company’s master netting agreements represent written, legally enforceable bilateral agreements that (1) create a single legal obligation for all individual transactions covered by the master agreement and (2) in the event of default, provide the non-defaulting counterparty the right to accelerate, terminate, and close-out on a net basis all transactions under the agreement and to promptly liquidate or set-off collateral posted by the defaulting counterparty. As permitted by U.S. GAAP, the Company does not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against recognized fair value amounts of derivatives executed with the same counterparty under a master netting agreement.

The following table reconciles the gross amounts presented in the consolidated balance sheets to the net amounts that would result in the event of offset.

	June 30, 2017
	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet		Net
(Dollars in thousands)		Derivatives	Collateral (1)
Derivatives subject to master netting arrangements
Derivative assets
Interest rate contracts not designated as hedging instruments	$20,432	$(8,747)	$—	$11,685
Written and purchased options	8,329	—	—	8,329
Total derivative assets subject to master netting arrangements	$28,761	$(8,747)	$—	$20,014

Derivative liabilities
Interest rate contracts designated as hedging instruments	$1,041	$—	$—	$1,041
Interest rate contracts not designated as hedging instruments	18,384	(8,747)	(1,513)	8,124
Total derivative liabilities subject to master netting arrangements	$19,425	$(8,747)	$(1,513)	$9,165

(1)	Consists of cash collateral recorded at cost, which approximates fair value, and investment securities.

	December 31, 2016
	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet		Net
(Dollars in thousands)		Derivatives	Collateral (1)
Derivatives subject to master netting arrangements
Derivative assets
Interest rate contracts not designated as hedging instruments	$20,719	$(9,677)	$—	$11,042
Written and purchased options	8,085	—	—	8,085
Total derivative assets subject to master netting arrangements	$28,804	$(9,677)	$—	$19,127

Derivative liabilities
Interest rate contracts designated as hedging instruments	$525	$—	$(181)	$344
Interest rate contracts not designated as hedging instruments	20,719	(9,677)	(1,711)	9,331
Total derivative liabilities subject to master netting arrangements	$21,244	$(9,677)	$(1,892)	$9,675

(1)	Consists of cash collateral recorded at cost, which approximates fair value, and investment securities.
During the six months ended June 30, 2017 and 2016, the Company has not reclassified into earnings any gain or loss as a result of the discontinuance of cash flow hedges, because it was probable the original forecasted transaction would not occur by the end of the originally specified term.
At June 30, 2017, the Company does not expect to reclassify a material amount from accumulated other comprehensive income into interest income over the next twelve months for derivatives that will be settled.

At June 30, 2017 and 2016, and for the three and six months then ended, information pertaining to the effect of the hedging instruments on the consolidated financial statements is as follows:

						Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Amount of Gain (Loss) Recognized in OCI net of taxes (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income net of taxes (Effective Portion)

(Dollars in thousands)
	For the Three Months Ended June 30
Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	2017	2016		2017	2016		2017	2016
Interest rate contracts	$(790)	$(2,328)	Other income (expense)	$(103)	$—	Other income (expense)	$—	$—
Total	$(790)	$(2,328)		$(103)	$—		$—	$—

						Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Amount of Gain (Loss) Recognized in OCI net of taxes (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income net of taxes (Effective Portion)

(Dollars in thousands)
	For the Six Months Ended June 30
Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	2017	2016		2017	2016		2017	2016
Interest rate contracts	$(627)	$(6,455)	Other income (expense)	$(148)	$—	Other income (expense)	$—	$—
Total	$(627)	$(6,455)		$(148)	$—		$—	$—

At June 30, 2017 and 2016, and for the three and six months then ended, information pertaining to the effect of derivatives not designated as hedging instruments on the consolidated financial statements is as follows:

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		For the Three Months Ended June 30		For the Six Months Ended June 30
(Dollars in thousands)		2017	2016	2017	2016
Interest rate contracts (1)	Other income	$1,299	$2,332	$2,416	$5,294
Foreign exchange contracts	Other income	7	2	14	3
Forward sales contracts	Mortgage income	(1,526)	(4,787)	(1,886)	(10,130)
Written and purchased options	Mortgage income	(1,586)	2,488	(931)	6,470
Other contracts	Other income	5	—	9	—
Total		$(1,801)	$35	$(378)	$1,637
(1) Includes fees associated with customer interest rate contracts.

NOTE 8 – SHAREHOLDERS' EQUITY, CAPITAL RATIOS AND OTHER REGULATORY MATTERS

Preferred Stock
The following table presents a summary of the Company's non-cumulative perpetual preferred stock:

					June 30, 2017	December 31, 2016
	Issuance Date	Earliest Redemption Date	Annual Dividend Rate	Liquidation Amount	Carrying Amount	Carrying Amount
				(Dollars in thousands)
Series B Preferred Stock	8/5/2015	8/1/2025	6.625%	$80,000	$76,812	$76,812
Series C Preferred Stock	5/9/2016	5/1/2026	6.600%	57,500	55,285	55,285
				$137,500	$132,097	$132,097
Common Stock
During the second quarter of 2016, the Company's Board of Directors authorized the repurchase of up to 950,000 shares of IBERIABANK Corporation's outstanding common stock. Stock repurchases under this program will be made from time to time, on the open market or in privately negotiated transactions. The timing of these repurchases will depend on market conditions and other requirements. The share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended, or discontinued at any time. At June 30, 2017, the remaining common shares that could be repurchased under the plan approved by the Board was 747,494 shares. The Company has not repurchased any common shares during 2017.
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
Management believes that, as of June 30, 2017, the Company and IBERIABANK met all capital adequacy requirements to which they are subject.
As of June 30, 2017, the most recent notification from the FRB categorized IBERIABANK as well-capitalized under the regulatory framework for prompt corrective action (the prompt corrective action requirements are not applicable to the Company). To be categorized as well-capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed that categorization.

The Company’s and IBERIABANK’s actual capital amounts and ratios as of June 30, 2017 and December 31, 2016 are presented in the following table.

(Dollars in thousands)	June 30, 2017
	Minimum		Well-Capitalized		Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage
Consolidated	$845,167	4.00%	N/A	N/A	$2,787,729	13.19%
IBERIABANK	842,313	4.00	1,052,892	5.00	1,994,073	9.47
Common Equity Tier 1 (CET1) (1)
Consolidated	$822,980	4.50%	N/A	N/A	$2,655,632	14.52%
IBERIABANK	820,978	4.50	1,185,857	6.50	1,994,073	10.93
Tier 1 Risk-Based Capital (1)
Consolidated	$1,097,306	6.00%	N/A	N/A	$2,787,729	15.24%
IBERIABANK	1,094,637	6.00	1,459,516	8.00	1,994,073	10.93
Total Risk-Based Capital (1)
Consolidated	$1,463,075	8.00%	N/A	N/A	$3,060,916	16.74%
IBERIABANK	1,459,516	8.00	1,824,395	10.00	2,150,760	11.79

	December 31, 2016
	Minimum		Well-Capitalized		Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage
Consolidated	$818,440	4.00%	N/A	N/A	$2,221,528	10.86%
IBERIABANK	816,152	4.00	1,020,190	5.00	1,878,703	9.21
Common Equity Tier 1 (CET1) (1)
Consolidated	$794,334	4.50%	N/A	N/A	$2,089,431	11.84%
IBERIABANK	792,111	4.50	1,144,160	6.50	1,878,703	10.67
Tier 1 Risk-Based Capital (1)
Consolidated	$1,059,112	6.00%	N/A	N/A	$2,221,528	12.59%
IBERIABANK	1,056,147	6.00	1,408,197	8.00	1,878,703	10.67
Total Risk-Based Capital (1)
Consolidated	$1,412,149	8.00%	N/A	N/A	$2,493,988	14.13%
IBERIABANK	1,408,197	8.00	1,760,246	10.00	2,034,663	11.56
(1) Minimum capital ratios are subject to a capital conservation buffer. In order to avoid limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers, an institution must hold a capital conservation buffer above its minimum risk-based capital requirements. This capital conservation buffer is calculated as the lowest of the differences between the actual CET1 ratio, Tier 1 Risk-Based Capital Ratio, and Total Risk-Based Capital ratio and the corresponding minimum ratios. At June 30, 2017, the required minimum capital conservation buffer was 1.250%, and will increase in subsequent years by 0.625% until it is fully phased in on January 1, 2019 at 2.50%. At June 30, 2017, the capital conservation buffers of the Company and IBERIABANK were 8.74% and 3.79%, respectively.

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
The following table presents the calculation of basic and diluted earnings per share for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2017	2016	2017	2016
Earnings per common share - basic:
Net income	$52,018	$50,810	$102,491	$93,579
Preferred stock dividends	(949)	(854)	(4,548)	(3,430)
Dividends and undistributed earnings allocated to unvested restricted shares	(361)	(540)	(707)	(1,003)
Net income allocated to common shareholders - basic	$50,708	$49,416	$97,236	$89,146
Weighted average common shares outstanding	50,630	40,771	48,389	40,741
Earnings per common share - basic	1.00	1.21	2.01	2.19
Earnings per common share - diluted:
Net income allocated to common shareholders - basic	$50,708	$49,416	$97,236	$89,146
Dividends and undistributed earnings allocated to unvested restricted shares	(2)	(12)	(39)	(13)
Net income allocated to common shareholders - diluted	$50,706	$49,404	$97,197	$89,133
Weighted average common shares outstanding	50,630	40,771	48,389	40,741
Dilutive potential common shares	354	137	362	86
Weighted average common shares outstanding - diluted	50,984	40,908	48,751	40,827
Earnings per common share - diluted	$0.99	$1.21	$1.99	$2.18
For the three months ended June 30, 2017, and 2016, the calculations for basic shares outstanding exclude the weighted average shares owned by the Recognition and Retention Plan (“RRP”) of 365,087 and 461,124, respectively. For the six months ended June 30, 2017, and 2016, basic shares outstanding exclude 385,876 and 468,273 shares owned by the RRP, respectively.
The effects from the assumed exercises of 69,289 and 262,853 stock options were not included in the computation of diluted earnings per share for the three months ended June 30, 2017 and 2016, respectively, because such amounts would have had an antidilutive effect on earnings per common share. For the six months ended June 30, 2017, and 2016, the effects from the assumed exercise of 69,289 and 482,272 stock options, respectively, were not included in the computation of diluted earnings per share because such amounts would have had an antidilutive effect on earnings per common share.

NOTE 10 – SHARE-BASED COMPENSATION
The Company has various types of share-based compensation plans that permit the granting of awards in the form of stock options, restricted stock, restricted share units, phantom stock, and performance units. These plans are administered by the Compensation Committee of the Board of Directors, which selects persons eligible to receive awards and determines the terms, conditions and other provisions of the awards. At June 30, 2017, awards of 2,081,303 shares could be made under approved incentive compensation plans. The Company issues shares to fulfill stock option exercises and restricted share units and restricted stock awards vesting from available authorized common shares. At June 30, 2017, the Company believes there are adequate authorized shares to satisfy anticipated stock option exercises and restricted share unit and restricted stock award vesting.
Stock option awards
The Company issues stock options under various plans to directors, officers and other key employees. The option exercise price cannot be less than the fair value of the underlying common stock as of the date of the option grant and the maximum option term cannot exceed ten years.
The following table represents the activity related to stock options during the periods indicated:

	Number of Shares	Weighted Average Exercise Price
Outstanding options, December 31, 2015	813,777	$56.99
Granted	149,932	47.46
Exercised	(8,811)	55.62
Forfeited or expired	(45,723)	60.97
Outstanding options, June 30, 2016	909,175	$55.23
Exercisable options, June 30, 2016	598,469	$56.31

Outstanding options, December 31, 2016	721,538	$55.38
Granted	71,491	85.42
Exercised	(64,163)	55.05
Forfeited or expired	(15,091)	74.72
Outstanding options, June 30, 2017	713,775	$58.01
Exercisable options, June 30, 2017	470,841	$55.79
The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option awards. The following weighted-average assumptions were used for option awards issued during the following periods:

	For the Six Months Ended June 30
	2017	2016
Expected dividends	1.7%	2.9%
Expected volatility	24.9%	29.1%
Risk-free interest rate	2.1%	1.4%
Expected term (in years)	5.6	6.5
Weighted-average grant-date fair value	$18.76	$10.10
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

The following table represents the compensation expense that is included in non-interest expense and related income tax benefits in the accompanying consolidated statements of comprehensive income related to stock options for the following periods:

	For the Three Months Ended June 30		For the Six Months Ended June 30
(Dollars in thousands)	2017	2016	2017	2016
Compensation expense related to stock options	$344	$502	$789	$987
Income tax benefit related to stock options	47	81	115	162
At June 30, 2017, there was $2.5 million of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 2.8 years.
Restricted stock awards
The Company issues restricted stock under various plans for certain officers and directors. The restricted stock awards may not be sold or otherwise transferred until certain restrictions have lapsed. The holders of the restricted stock receive dividends and have the right to vote the shares. The compensation expense for these awards is determined based on the market price of the Company's common stock at the date of grant applied to the total number of shares granted and is recognized over the vesting period (generally three to seven years). As of June 30, 2017 and 2016, unrecognized share-based compensation associated with these awards totaled $20.0 million and $21.1 million, respectively. The unrecognized compensation cost related to restricted stock awards at June 30, 2017 is expected to be recognized over a weighted-average period of 1.6 years.
Restricted share units
During the first six months of 2017 and 2016, the Company issued restricted share units to certain of its executive officers. Restricted share units vest after the end of a three year performance period, based on satisfaction of the performance conditions set forth in the restricted share unit agreement. Recipients do not possess voting or investment power over the common stock underlying such units until vesting. The grant date fair value of these restricted share units is the same as the value of the corresponding number of shares of common stock, adjusted for assumptions surrounding the market-based conditions contained in the respective agreements.
The following table represents the compensation expense that was included in non-interest expense and related income tax benefits in the accompanying consolidated statements of comprehensive income related to restricted stock awards and restricted share units for the periods indicated:

	For the Three Months Ended June 30		For the Six Months Ended June 30
(Dollars in thousands)	2017	2016	2017	2016
Compensation expense related to restricted stock awards and restricted share units	$3,045	$3,329	$6,322	$6,715
Income tax benefit related to restricted stock awards and restricted share units	1,066	1,165	2,213	2,350
The following table represents unvested restricted stock award and restricted share unit activity for the following periods:

	For the Six Months Ended June 30
	2017	2016
Balance at beginning of period	543,258	507,130
Granted	163,353	240,699
Forfeited	(9,951)	(9,040)
Earned and issued	(185,092)	(172,356)
Balance at end of period	511,568	566,433
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
The following table indicates compensation expense recorded for phantom stock and performance units based on the number of share equivalents vested at June 30 of the years indicated and the current market price of the Company’s stock at that time:

	For the Three Months Ended June 30		For the Six Months Ended June 30
(Dollars in thousands)	2017	2016	2017	2016
Compensation expense related to phantom stock and performance units	$2,889	$2,793	$5,942	$5,198
The following table represents phantom stock award and performance unit activity during the periods indicated.

(Dollars in thousands)	Number of share equivalents (1)	Value of share equivalents (2)
Balance, December 31, 2015	462,430	$25,466
Granted	192,359	11,490
Forfeited share equivalents	(16,283)	973
Vested share equivalents	(147,511)	7,452
Balance, June 30, 2016	490,995	$29,327

Balance, December 31, 2016	472,830	$39,600
Granted	105,048	8,561
Forfeited share equivalents	(15,104)	1,231
Vested share equivalents	(150,409)	14,246
Balance, June 30, 2017	412,365	$33,608

(1)	Number of share equivalents includes all reinvested dividend equivalents for the periods indicated.

(2)
Except for share equivalents at the beginning of each period, which are based on the value at that time, and vested share payments, which are based on the cash paid at the time of vesting, the value of share equivalents is calculated based on the market price of the Company’s stock at the end of the respective periods. The market price of the Company’s stock was $81.50 and $59.73 on June 30, 2017, and 2016, respectively.

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

	June 30, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale	$—	$4,009,299	$—	$4,009,299
Mortgage loans held for sale	—	140,959	—	140,959
Derivative instruments	—	32,900	—	32,900
Total	$—	$4,183,158	$—	$4,183,158
Liabilities
Derivative instruments	$—	$28,684	$—	$28,684
Total	$—	$28,684	$—	$28,684

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale	$—	$3,446,097	$—	$3,446,097
Mortgage loans held for sale	—	157,041	—	157,041
Derivative instruments	—	38,886	—	38,886
Total	$—	$3,642,024	$—	$3,642,024
Liabilities
Derivative instruments	$—	$30,209	$—	$30,209
Total	$—	$30,209	$—	$30,209
During the six months ended June 30, 2017, there were no transfers between the Level 1 and Level 2 fair value categories.
Non-recurring fair value measurements
The Company has segregated all assets and liabilities that are measured at fair value on a non-recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below.

	June 30, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Loans	$—	$—	$97,363	$97,363
OREO, net	—	—	2,871	2,871
Total	$—	$—	$100,234	$100,234

	December 31, 2016
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Loans	$—	$—	$93,485	$93,485
OREO, net	—	—	185	185
Total	$—	$—	$93,670	$93,670

In accordance with the provisions of ASC Topic 310, the Company records certain loans considered impaired at their estimated fair value. A loan is considered impaired if it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Fair value is measured at the estimated fair value of the collateral for collateral-dependent loans.
The Company did not record any liabilities at fair value for which measurement of the fair value was made on a non-recurring basis at June 30, 2017 and December 31, 2016.
Fair value option
The Company has elected the fair value option for certain originated residential mortgage loans held for sale, which allows for a more effective offset of the changes in fair values of the loans and the derivative instruments used to hedge them without the burden of complying with the requirements for hedge accounting. The Company has $13.3 million and $12.7 million of mortgage loans held for investment for which the fair value option was elected upon origination and continue to be accounted for at fair value at June 30, 2017 and December 31, 2016, respectively. Net gains (losses) resulting from the change in fair value of these loans that were recorded in mortgage income in the consolidated statements of comprehensive income for the three and six months ended June 30, 2017 totaled $343.3 thousand and $(65.4) thousand, respectively. These loans were transferred from loans held for sale to loans held for investment during the third quarter of 2016.
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for mortgage loans held for sale measured at fair value:

	June 30, 2017			December 31, 2016
(Dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Unpaid Principal
Mortgage loans held for sale, at fair value	$140,959	$137,524	$3,435	$157,041	$153,801	$3,240
Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest income on loans held for sale in the consolidated statements of comprehensive income. Net gains (losses) resulting from the change in fair value of these loans that were recorded in mortgage income in the consolidated statements of comprehensive income for the three and six months ended June 30, 2017 totaled $32.1 thousand and $871.0 thousand, respectively, while net gains resulting from the change in fair value of these loans were $2.0 million and $3.9 million for the three and six months ended June 30, 2016, respectively. The changes in fair value are mostly offset by economic hedging activities, with an insignificant portion of these changes attributable to changes in instrument-specific credit risk.

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

	June 30, 2017
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$469,360	$469,360	$469,360	$—	$—
Investment securities	4,093,816	4,094,747	—	4,094,747	—
Loans and loans held for sale, net of unearned income and allowance for loan losses	15,550,750	15,667,569	—	140,959	15,526,610
Derivative instruments	32,900	32,900	—	32,900	—

Financial Liabilities
Deposits	$16,853,116	$15,817,343	$—	$—	$15,817,343
Short-term borrowings	583,935	583,935	333,935	250,000	—
Long-term debt	667,243	658,483	—	—	658,483
Derivative instruments	28,684	28,684	—	28,684	—

	December 31, 2016
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$1,362,126	$1,362,126	$1,362,126	$—	$—
Investment securities	3,535,313	3,536,029	—	3,536,029	—
Loans and loans held for sale, net of unearned income and allowance for loan losses	15,077,293	15,066,055	—	157,041	14,909,014
Derivative instruments	38,886	38,886	—	38,886	—

Financial Liabilities
Deposits	$17,408,283	$16,762,475	$—	$—	$16,762,475
Short-term borrowings	509,136	509,136	334,136	175,000	—
Long-term debt	628,953	617,656	—	—	617,656
Derivative instruments	30,209	30,209	—	30,209	—
The fair value estimates presented herein are based upon pertinent information available to management as of June 30, 2017 and December 31, 2016. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

•	Elimination of investment in subsidiary balances on certain operating segments included in total and average segment assets; and

•	Elimination of intercompany due to and due from balances on certain operating segments that are included in total and average segment assets.

	Three Months Ended June 30, 2017
(Dollars in thousands)	IBERIABANK	IMC	LTC	Consolidated
Interest and dividend income	$202,694	$1,881	$—	$204,575
Interest expense	20,932	—	—	20,932
Net interest income	181,762	1,881	—	183,643
Provision for/(reversal of) loan losses	12,134	(84)	—	12,050
Mortgage income	—	19,730	—	19,730
Service charges on deposit accounts	11,410	—	—	11,410
Title revenue	—	—	6,190	6,190
Other non-interest income	18,647	(11)	—	18,636
Allocated expenses	(3,322)	2,490	832	—
Non-interest expense	120,698	22,417	4,393	147,508
Income/(loss) before income tax expense	82,309	(3,223)	965	80,051
Income tax expense/(benefit)	28,745	(1,094)	382	28,033
Net income/(loss)	$53,564	$(2,129)	$583	$52,018
Total loans and loans held for sale, net of unearned income	$15,504,171	$192,804	$—	$15,696,975
Total assets	21,549,557	215,862	25,308	21,790,727
Total deposits	16,852,620	496	—	16,853,116
Average assets	21,593,026	226,326	24,185	21,843,537

	Three Months Ended June 30, 2016
(Dollars in thousands)	IBERIABANK	IMC	LTC	Consolidated
Interest and dividend income	$176,564	$2,130	$—	$178,694
Interest expense	14,782	1,159	—	15,941
Net interest income	161,782	971	—	162,753
Provision for loan losses	11,866	—	—	11,866
Mortgage income	7	25,984	—	25,991
Service charges on deposit accounts	10,940	—	—	10,940
Title revenue	—	—	6,135	6,135
Other non-interest income	21,843	8	—	21,851
Allocated expenses	(3,885)	2,947	938	—
Non-interest expense	120,268	14,820	4,416	139,504
Income/(loss) before income tax expense	66,323	9,196	781	76,300
Income tax expense/(benefit)	21,558	3,625	307	25,490
Net income/(loss)	$44,765	$5,571	$474	$50,810
Total loans and loans held for sale, net of unearned income	$14,702,843	$249,371	$—	$14,952,214
Total assets	19,807,507	326,397	26,951	20,160,855
Total deposits	15,855,908	6,119	—	15,862,027
Average assets	19,668,456	308,647	26,814	20,003,917

	Six Months Ended June 30, 2017
(Dollars in thousands)	IBERIABANK	IMC	LTC	Consolidated
Interest and dividend income	$393,517	$3,590	$1	$397,108
Interest expense	40,647	—	—	40,647
Net interest income	352,870	3,590	1	356,461
Provision for/(reversal of) loan losses	18,292	(88)	—	18,204
Mortgage income	—	33,845	—	33,845
Service charges on deposit accounts	22,563	—	—	22,563
Title revenue	—	—	10,931	10,931
Other non-interest income	36,000	(21)	(6)	35,973
Allocated expenses	(5,496)	4,146	1,350	—
Non-interest expense	242,349	37,584	8,593	288,526
Income/(loss) before income tax expense	156,288	(4,228)	983	153,043
Income tax expense/(benefit)	51,574	(1,416)	394	50,552
Net income/(loss)	$104,714	$(2,812)	$589	$102,491
Total loans and loans held for sale, net of unearned income	$15,504,171	$192,804	$—	$15,696,975
Total assets	21,549,557	215,862	25,308	21,790,727
Total deposits	16,852,620	496	—	16,853,116
Average assets	21,572,094	256,343	24,032	21,852,469

	Six Months Ended June 30, 2016
(Dollars in thousands)	IBERIABANK	IMC	LTC	Consolidated
Interest and dividend income	$351,888	$3,741	$1	$355,630
Interest expense	29,436	2,038	—	31,474
Net interest income	322,452	1,703	1	324,156
Provision for loan losses	26,771	—	—	26,771
Mortgage income	6	45,925	—	45,931
Service charges on deposit accounts	21,891	—	—	21,891
Title revenue	—	—	10,880	10,880
Other non-interest income	42,053	7	—	42,060
Allocated expenses	(6,554)	4,997	1,557	—
Non-interest expense	240,295	28,018	8,643	276,956
Income/(loss) before income tax expense	125,890	14,620	681	141,191
Income tax expense/(benefit)	41,559	5,778	275	47,612
Net income/(loss)	$84,331	$8,842	$406	$93,579
Total loans and loans held for sale, net of unearned income	$14,702,843	$249,371	$—	$14,952,214
Total assets	19,807,507	326,397	26,951	20,160,855
Total deposits	15,855,908	6,119	—	15,862,027
Average assets	19,525,087	280,464	27,063	19,832,614

NOTE 14 – COMMITMENTS AND CONTINGENCIES
Off-balance sheet commitments
In the normal course of business, to meet the financing needs of its customers, the Company is a party to credit related financial instruments, with risk not reflected in the consolidated financial statements. These financial instruments include commitments to extend credit, standby letters of credit, and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The credit policies used for these commitments are consistent with those used for on-balance sheet instruments. The Company’s exposure to credit loss in the event of non-performance by its customers under such commitments or letters of credit represents the contractual amount of the financial instruments as indicated in the table below. At June 30, 2017 and December 31, 2016, the fair value of guarantees under commercial and standby letters of credit was $1.8 million and $1.6 million, respectively. This fair value will decrease as the existing commercial and standby letters of credit approach their expiration dates.
At June 30, 2017 and December 31, 2016, respectively, the Company had the following financial instruments outstanding and related reserves, whose contract amounts represent credit risk:

(Dollars in thousands)	June 30, 2017	December 31, 2016
Commitments to grant loans	$518,934	$355,558
Unfunded commitments under lines of credit	5,051,175	4,899,930
Commercial and standby letters of credit	183,031	163,560
Reserve for unfunded lending commitments	10,462	11,241
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
In July of 2016, the Company received a subpoena from the Office of Inspector General of the U.S. Department of Housing and Urban Development (“HUD”) requesting information on certain previously originated loans insured by the Federal Housing Administration ("FHA") as well as other documents regarding the Company's FHA-related policies and practices. After the Company complied with the subpoena, attorneys from the Department of Justice (“DOJ”) informed the Company in late March of 2017 that a civil qui tam suit had been filed against the Company in federal court involving the subject matter of the HUD subpoena (collectively, “the mortgage lawsuit”).  The complaint was under partial seal by the district court judge, but the judge has now removed the seal order and thus the lawsuit is public. However, the Company has not been formally served with process. The Company began preliminary discussions with representatives from the DOJ regarding the mortgage lawsuit in mid-April of 2017 and began early-stage settlement discussions in late May that have continued through the date of this filing.  Based on the developments late in the second quarter of 2017, the Company concluded that a loss is reasonably possible, the range of which is between $6 million and $17 million.  As of the date of this filing, the Company is unable to conclude on an amount of probable loss within this range, and accordingly, IBERIABANK recorded a $6 million accrual during the second quarter. IBERIABANK has insurance policies and will pursue coverage under those policies.

The Company assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that the Company will incur a loss and the amount of the loss can be reasonably estimated, the Company records a liability in its consolidated financial statements. These legal reserves may be increased or decreased to reflect any relevant developments on a quarterly basis. Where a loss is not probable or the amount of loss is not estimable, the Company does not accrue legal reserves. While the outcome of legal proceedings is inherently uncertain, based on information currently available and available insurance coverage, the Company’s management believes that it has established appropriate legal reserves. Any liabilities arising from pending legal proceedings are not expected to have a material adverse effect on the Company’s consolidated financial position, consolidated results of operations, or consolidated cash flows other than the HUD matter disclosed above. However, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to the Company’s consolidated financial position, consolidated results of operations, or consolidated cash flows.
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
The Company has granted loans to executive officers and directors and their affiliates. These loans, including the related principal additions, principal payments, and unfunded commitments are not material to the consolidated financial statements at June 30, 2017 and December 31, 2016. None of the related party loans were classified as non-accrual, past due, troubled debt restructurings, or potential problem loans at June 30, 2017 and December 31, 2016, with the exception of the loan discussed below.
IBERIABANK and several other financial institutions previously extended credit (the “Credit Facility”) under a multi-bank syndicated credit facility to Stone Energy Corporation (the “Borrower"). At the time of origination and subsequent restructure, one of the Company’s directors, David H. Welch, was the Chairman, President and Chief Executive Officer of the Borrower. IBERIABANK held approximately 6 percent of the total commitments from twelve banks under the Credit Facility. On December 14, 2016, the Borrower filed for Chapter 11 Bankruptcy with the U.S. Bankruptcy Court in the Southern District of Texas. On February 28, 2017, the Borrower’s confirmed Amended Joint Prepackaged Plan of Reorganization became effective, and the Borrower satisfied the entire amount due and owing to the financial institutions, which was the principal amount outstanding under the Credit Facility at the time of the bankruptcy filing. On that date, the Borrower emerged from the Chapter 11 bankruptcy and entered into a new Exit Facility with the lenders, including IBERIABANK. The new Exit Facility, which replaced the Credit Facility, provides for a $200 million reserve-based credit facility with a maturity date of February 21, 2021. Interest on advances under the Exit Facility is calculated using the London Interbank Offering Rate ("LIBOR") or the base rate, at the election of the Borrower, plus, in each case an applicable margin. IBERIABANK holds a 5.9 percent pro-rata share, or $11.8 million, of the $200 million total committed under the new Exit Facility. At June 30, 2017, there were no draws or outstanding amounts under the Exit Facility. Effective April 28, 2017, David H. Welch retired as Chairman, President and Chief Executive Officer of the Borrower.
Deposits from related parties held by the Company were not material at June 30, 2017 and December 31, 2016.

NOTE 16 – SUBSEQUENT EVENTS
On July 31, 2017, the Company completed its acquisition of Sabadell United Bank, N.A. ("Sabadell United") from Banco de Sabadell, S.A. ("Banco Sabadell"). Under the terms of the Stock Purchase Agreement, Banco Sabadell received $796 million in cash and approximately 2.6 million shares of the Company's common stock for total consideration of approximately $1.0 billion based on the Company's closing stock price on July 31, 2017. The cash consideration was financed through two public common stock offerings completed on December 7, 2016, and March 7, 2017. In connection with the closing of the acquisition, the Company entered into a Registration Rights Agreement, dated as of July 31, 2017, pursuant to which the Company has agreed to provide Banco Sabadell with certain customary registration rights with respect to the shares of IBKC common stock issued as consideration for the acquisition. The Registration Rights Agreement contains customary terms and conditions, including certain customary indemnification obligations. The registration obligations will terminate upon the earliest of six months after the completion of the acquisition, the sale of all registrable shares pursuant to an effective registration statement or the sale or transfer of all registrable shares to any person who is not an affiliate of Banco Sabadell.
At June 30, 2017, Sabadell United had total assets of $5.7 billion, gross loans of $4.1 billion, and total deposits of $4.4 billion. Upon completion of the acquisition, the Company had approximately $28 billion in total assets. The branch and operating systems conversions associated with the acquisition are expected to be completed in October 2017. Due to the timing of the Sabadell United acquisition, the Company is continuing its evaluation of the fair value adjustments necessary to adjust the acquired assets and assumed liabilities to estimated fair value, as well as the related intangible assets associated with the transaction. The acquired assets and assumed liabilities, fair value adjustments, and required supplemental pro forma information will be disclosed in subsequent filings.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to assist readers in understanding the consolidated financial condition and results of operations of IBERIABANK Corporation and its wholly owned subsidiaries (collectively, the “Company”) as of and for the period ended June 30, 2017, and updates the Annual Report on Form 10-K for the year ended December 31, 2016. This discussion should be read in conjunction with the unaudited consolidated financial statements, accompanying footnotes and supplemental financial data included herein. The emphasis of this discussion will be amounts as of June 30, 2017 compared to December 31, 2016 for the balance sheets and the three and six months ended June 30, 2017 compared to June 30, 2016 for the statements of comprehensive income. Certain amounts in prior year presentations have been reclassified to conform to the current year presentation.
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

EXECUTIVE SUMMARY
Corporate Profile
The Company is a $21.8 billion bank holding company primarily concentrated in commercial banking in the southeastern United States. The Company has been fulfilling the commercial and retail banking needs of our customers for 130 years through our subsidiary, IBERIABANK, with products and services currently offered in eight states. The Company operates mortgage production offices in 10 states through IMC, which was merged into IBERIABANK effective January 1, 2017, and offers a full line of title insurance and closing services throughout Arkansas and Louisiana through LTC and its subsidiaries. ICP provides equity research, institutional sales and trading, and corporate finance services throughout the energy industry. 1887 Leasing, LLC owns an aircraft used by management of the Company. IAM provides wealth management and trust services for commercial and private banking clients. 840 Denning, LLC invests in a commercial rental property. CDE is engaged in the purchase of tax credits.
Highlights of the Company's performance for the second quarter and first six months of 2017 are discussed below. Refer to subsequent sections of Management's Discussion and Analysis for further detail regarding the fluctuations noted below.
Summary of 2Q 2017 Compared to 2Q 2016 Results of Operations

•
Net income available to common shareholders for the three months ended June 30, 2017 totaled $51.1 million, or $0.99 per diluted common share, compared to $50.0 million, or $1.21, for the same period of 2016. The decrease in diluted EPS was driven by the issuance of 3.6 million shares of common stock in December 2016 and the issuance of 6.1 million shares of common stock in March 2017.

•
Net interest income was $183.6 million for the second quarter of 2017, a $20.9 million, or 13%, increase compared to the same quarter of 2016. Net interest margin on a tax-equivalent basis increased six basis points to 3.71% from 3.65%.

•	Non-interest income decreased $8.9 million, or 14%, to $56.0 million during the quarter ended June 30, 2017, driven primarily by lower mortgage income.

•	Non-interest expense for the second quarter of 2017 increased $8.0 million, or 6%, to $147.5 million compared to the same period of 2016. The increase was primarily due to a $6 million legal accrual.

•	The Company recorded a provision for loan losses of $12.1 million during the quarter ended June 30, 2017, $0.2 million higher than the provision recorded during the quarter ended June 30, 2016.

•
The Company recorded income tax expense of $28.0 million and $25.5 million, respectively, for the three months ended June 30, 2017 and 2016, which resulted in an effective income tax rate of 35.0% and 33.4%, respectively.

Summary of Year-to-Date 2017 Compared to 2016 Results of Operations

•
Net income available to common shareholders for the six months ended June 30, 2017 totaled $97.9 million, or $1.99 per diluted common share, compared to $90.1 million, or $2.18, for the same period of 2016. The decrease in diluted EPS was driven by the issuance of 3.6 million shares of common stock in December 2016 and the issuance of 6.1 million shares of common stock in March 2017.

•
Net interest income was $356.5 million for the first half of 2017, a $32.3 million, or 10%, increase compared to the same period of 2016. Net interest margin on a tax-equivalent basis decreased five basis points to 3.62% from 3.67% when comparing the periods.

•	Non-interest income decreased $17.5 million, or 14%, to $103.3 million for the six months ended June 30, 2017, driven primarily by lower mortgage income.

•	Non-interest expense for the first six months of 2017 increased $11.6 million, or 4%, to $288.5 million compared to the same period of 2016.

•	The Company recorded a provision for loan losses of $18.2 million during the first half of 2017, a decrease of $8.6 million, or 32%, when compared to the same period of 2016.

•
The Company recorded income tax expense of $50.6 million and $47.6 million, respectively, for the six months ended June 30, 2017 and 2016, which resulted in an effective income tax rate of 33.0% and 33.7%, respectively.

Summary of Financial Condition at June 30, 2017 Compared to December 31, 2016

•
Total assets at June 30, 2017 were $21.8 billion, up $131.5 million, or 1%, from December 31, 2016. A $563.2 million increase in available for sale securities and a $491.0 million increase in loans drove the increase in total assets, which was partially offset by an $892.8 million decrease in cash and cash equivalents.

•
Total loans net of unearned income at June 30, 2017 were $15.6 billion, an increase of $491.0 million, or 3%, from December 31, 2016. The Company grew legacy loans by $798.5 million, or 6%, during the first six months of 2017, offset by a $307.4 million, or 13%, decrease in acquired loans.

•
Asset quality improved as criticized legacy loans to total legacy loans decreased to 3.0% at June 30, 2017, from 3.8% at December 31, 2016. In addition, annualized legacy net charge-offs to average legacy loans decreased to 0.25% for the six months ended June 30, 2017 from 0.27% for the six months ended June 30, 2016.

•
Total deposits decreased $555.2 million, or 3%, to $16.9 billion at June 30, 2017, while non-interest-bearing deposits increased $91.3 million, or 2%, and comprised 30% of total deposits at June 30, 2017, compared to 28% at December 31, 2016.

•
Shareholders’ equity increased $563.5 million, or 19%, from year-end 2016 primarily due to the Company's March 2017 issuance of 6.1 million shares of common stock (net proceeds of $485.2 million) in anticipation of the acquisition of Sabadell United Bank, N.A., which closed on July 31, 2017.

2017 Outlook
The Company's long-term financial goals are as follows:

•	Return on Average Tangible Common Equity of 13% to 17% (core basis);

•	Core Tangible Efficiency Ratio of less than 60%; and

•	Legacy Asset Quality in the top 10% of our peers.
Management's expectations for the Company in 2017 include the following key assumptions:

•	High single-digit to low double-digit net loan growth in the second half of 2017 (excluding Sabadell United Bank acquisition);

•	Headwinds to loan growth from risk-off trade continue to decline materially;

•	Mid-single-digit deposit growth in the second half of 2017 (excluding Sabadell United Bank acquisition);

•
An improvement in the Company's net interest margin on a stand-alone basis to 3.70% for the remainder of 2017 assuming no additional loan recoveries and no additional Fed Fund rate increases. Consolidated margin will decline by approximately 5% from the impact of the Sabadell acquisition;

•	An improvement in overall credit metrics throughout 2017;

•	A decline in the provision for loan losses from 2016 levels in conjunction with improving credit in the energy portfolio;

•
A $10 million decline in non-interest income for the full-year of 2017 as compared to the full-year of 2016. The overall decline in non-interest income will depend on the volumes of mortgage loan originations and related gains within mortgage income, as well as customer interest rate swap-related income;

•	Continued cost containment with a core tangible efficiency ratio below 60%;

•	An effective tax rate in the second half of 2017 of approximately 33.5% assuming no change in the statutory rate; and

•	Based on asset sensitivity modeling for the Company, each 25 basis point increase in the Fed Funds rate is estimated to increase quarterly EPS by five cents.

On February 28, 2017, the Company announced the signing of a definitive agreement under which the Company will acquire Sabadell United Bank, N.A., in a stock and cash transaction valued at $1.025 billion. The Company received regulatory approvals to complete the acquisition on May 31, 2017 and closed the transaction on July 31, 2017. The branch and operating systems conversions associated with the acquisition are expected to be completed in October 2017.
FINANCIAL OVERVIEW
The following table sets forth selected financial ratios and other relevant data used by management to analyze the Company's performance.
TABLE 1—SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

	As of and For the Three Months Ended June 30
	2017	2016
Key Ratios (1)
Return on average assets	0.96%	1.02%
Core return on average assets (Non-GAAP) (2)	1.06	1.00
Return on average common equity	6.08	8.05
Core return on average tangible common equity (Non-GAAP) (2) (3)	8.86	11.64
Equity to assets at end of period	16.08	13.08
Earning assets to interest-bearing liabilities at end of period	153.37	143.39
Interest rate spread (4)	3.49	3.50
Net interest margin (TE) (4) (5)	3.71	3.65
Non-interest expense to average assets (annualized)	2.71	2.80
Efficiency ratio (6)	61.6	61.3
Core tangible efficiency ratio (TE) (Non-GAAP) (2) (3) (5) (6)	57.6	60.0
Common stock dividend payout ratio	36.2	28.0
Asset Quality Data (Legacy)
Non-performing assets to total assets at end of period (7)	0.87%	0.63%
Allowance for credit losses to non-performing loans at end of period (7)	71.84	126.44
Allowance for credit losses to total loans at end of period	0.88	1.01
Consolidated Capital Ratios
Tier 1 leverage capital ratio	13.19%	9.70%
Common Equity Tier 1 (CET1)	14.52	10.09
Tier 1 risk-based capital ratio	15.24	10.85
Total risk-based capital ratio	16.74	12.47

(1)	With the exception of end-of-period ratios, all ratios are based on average daily balances during the respective periods.

(2)	See Table 18 for GAAP to Non-GAAP reconciliations.

(3)	Tangible calculations eliminate the effect of goodwill and acquisition-related intangible assets and the corresponding amortization expense on a tax-effected basis where applicable.

(4)
Interest rate spread represents the difference between the weighted average yield on earning assets and the weighted average cost of interest-bearing liabilities. Net interest margin represents net interest income as a percentage of average net earning assets.

(5)	Fully taxable equivalent ("TE") calculations include the tax benefit associated with related income sources that are tax-exempt using a rate of 35%, which approximates the marginal tax rate.

(6)	The efficiency ratio represents non-interest expense as a percentage of total revenues. Total revenues are the sum of net interest income and non-interest income.

(7)	Non-performing loans consist of non-accruing loans and loans 90 days or more past due. Non-performing assets consist of non-performing loans and repossessed assets.

ANALYSIS OF RESULTS OF OPERATIONS
Net Interest Income/Net Interest margin
Net interest income is the difference between interest realized on earning assets and interest paid on interest-bearing liabilities and is also the largest driver of earnings. As such, it is subject to constant scrutiny by management. The rate of return and relative risk associated with earning assets are weighed to determine the appropriateness and mix of earning assets. Additionally, the need for lower cost funding sources is weighed against relationships with clients and future growth opportunities. The Company’s net interest spread, which is the difference between the yields earned on average earning assets and the rates paid on average interest-bearing liabilities, was 3.49% and 3.50%, during the three months ended June 30, 2017 and 2016, respectively, and 3.41% and 3.51% for the six months ended June 30, 2017 and 2016, respectively. The Company’s net interest margin on a taxable equivalent (“TE”) basis, which is net interest income (TE) as a percentage of average earning assets, was 3.71% and 3.65%, respectively, for the three months ended June 30, 2017 and 2016, and 3.62% and 3.67% respectively, for the six months ended June 30, 2017 and 2016.

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
TABLE 2—QUARTERLY AVERAGE BALANCES, NET INTEREST INCOME AND INTEREST YIELDS / RATES

	Three Months Ended June 30
	2017			2016
(Dollars in thousands)	Average Balance	Interest Income/Expense (2)	Yield/ Rate (TE)	Average Balance	Interest Income/Expense (2)	Yield/ Rate (TE)
Earning Assets:
Loans(1):
Commercial loans	$11,136,842	$127,301	4.64%	$10,458,822	$114,588	4.46%
Residential mortgage loans	1,319,207	14,345	4.35%	1,221,254	13,781	4.51%
Consumer and other loans	2,827,958	37,619	5.34%	2,890,869	37,200	5.18%
Total loans	15,284,007	179,265	4.74%	14,570,945	165,569	4.61%
Loans held for sale	145,274	1,249	3.44%	211,468	1,850	3.50%
Investment securities	4,029,491	22,307	2.32%	2,856,805	14,663	2.17%
FDIC loss share receivable	—	—	—%	32,189	(4,163)	(52.01)%
Other earning assets	650,083	1,754	1.08%	483,597	775	0.64%
Total earning assets	20,108,855	204,575	4.13%	18,155,004	178,694	4.01%
Allowance for loan losses	(146,448)			(149,037)
Non-earning assets	1,881,130			1,997,950
Total assets	$21,843,537			$20,003,917
Interest-bearing liabilities
Deposits:
NOW accounts	$3,124,243	$3,507	0.45%	$2,911,510	$2,080	0.29%
Savings and money market accounts	7,079,773	9,030	0.51%	6,486,242	5,527	0.34%
Certificates of deposit	1,964,234	4,576	0.93%	2,117,711	4,309	0.82%
Total interest-bearing deposits	12,168,250	17,113	0.56%	11,515,463	11,916	0.42%
Short-term borrowings	352,410	226	0.26%	624,302	662	0.43%
Long-term debt	628,632	3,593	2.29%	593,305	3,363	2.28%
Total interest-bearing liabilities	13,149,292	20,932	0.64%	12,733,070	15,941	0.51%
Non-interest-bearing demand deposits	4,992,598			4,463,928
Non-interest-bearing liabilities	200,673			203,050
Total liabilities	18,342,563			17,400,048
Shareholders’ equity	3,500,974			2,603,869
Total liabilities and shareholders’ equity	$21,843,537			$20,003,917
Net earning assets	$6,959,563			$5,421,934
Net interest income/ Net interest spread		$183,643	3.49%		$162,753	3.50%
Net interest income (TE) / Net interest margin (TE) (3)		$186,135	3.71%		$165,043	3.65%

(1)	Total loans include non-accrual loans for all periods presented.

(2)	Interest income includes loan fees of $0.7 million for the three-month periods ended June 30, 2017 and 2016.

(3)	Taxable equivalent yields are calculated using a rate of 35%, which approximates the marginal tax rate.

TABLE 3—YEAR-TO-DATE AVERAGE BALANCES, NET INTEREST INCOME AND INTEREST YIELDS / RATES

	Six Months Ended June 30
	2017			2016
(Dollars in thousands)	Average Balance	Interest Income/ Expense (2)	Yield/ Rate (TE)	Average Balance	Interest Income/ Expense (2)	Yield/ Rate (TE)
Earning Assets:
Loans(1):
Commercial loans	$11,027,883	$246,906	4.57%	$10,354,688	$228,005	4.48%
Residential mortgage loans	1,296,266	27,193	4.20%	1,211,973	27,210	4.49%
Consumer and other loans	2,841,390	74,143	5.26%	2,896,016	74,345	5.16%
Total loans	15,165,539	348,242	4.67%	14,462,677	329,560	4.62%
Loans held for sale	160,309	2,219	2.77%	186,170	3,251	3.49%
Investment securities	3,886,106	42,234	2.28%	2,861,890	29,875	2.21%
FDIC loss share receivable	—	—	—%	34,775	(8,549)	(49.44)%
Other earning assets	885,278	4,413	1.01%	468,667	1,493	0.64%
Total earning assets	20,097,232	397,108	4.03%	18,014,179	355,630	4.02%
Allowance for loan losses	(145,890)			(145,215)
Non-earning assets	1,901,127			1,963,650
Total assets	$21,852,469			$19,832,614
Interest-bearing liabilities
Deposits:
NOW accounts	$3,181,347	$6,597	0.42%	$2,885,726	$4,021	0.28%
Savings and money market accounts	7,145,295	17,359	0.49%	6,542,540	11,166	0.34%
Certificates of deposit	2,023,661	9,213	0.92%	2,107,871	8,663	0.83%
Total interest-bearing deposits	12,350,303	33,169	0.54%	11,536,137	23,850	0.42%
Short-term borrowings	381,407	504	0.27%	559,486	1,147	0.41%
Long-term debt	623,591	6,974	2.26%	558,404	6,477	2.33%
Total interest-bearing liabilities	13,355,301	40,647	0.62%	12,654,027	31,474	0.51%
Non-interest-bearing demand deposits	4,984,815			4,426,093
Non-interest-bearing liabilities	211,274			185,430
Total liabilities	18,551,390			17,265,550
Shareholders’ equity	3,301,079			2,567,064
Total liabilities and shareholders’ equity	$21,852,469			$19,832,614
Net earning assets	$6,741,931			$5,360,152
Net interest income/ Net interest spread		$356,461	3.41%		$324,156	3.51%
Net interest income (TE) / Net interest margin (TE)(3)		$361,408	3.62%		$328,735	3.67%

(1)	Total loans include non-accrual loans for all periods presented.

(2)	Interest income includes loan fees of $1.4 million for the six-month periods ended June 30, 2017 and 2016.

(3)	Taxable equivalent yields are calculated using a rate of 35%, which approximates the marginal tax rate.

Net interest income increased $20.9 million, or 13%, to $183.6 million in the second quarter of 2017 when compared to the same quarter of 2016. The increase in net interest income for the second quarter of 2017 is the result of a $2.0 billion, or 11%, increase in average earning assets as well as a 12 basis point increase in yield. This increase is partially offset by a $416.2 million, or 3%, increase in average interest-bearing liabilities compared to the second quarter of 2016, and a 13 basis point increase in funding costs to 0.64% when compared to the second quarter of 2016. The drivers of the increase in the earning asset yield included resets on variable loan production in addition to new origination rates exceeding portfolio rate levels, as well as the elimination of the negative yield related to the amortization of FDIC loss share receivables. The primary driver of the increase in the funding costs was due to increases in rates on indexed deposits as well as higher rates on promotional deposit offerings. These yield/rate increases were impacted by the Federal Open Market Committee's interest rate increases of 25 basis points in both December of 2016 and March of 2017 (the subsequent FOMC rate increase of 25 basis points in June of 2017 has not yet materially impacted the Company's results). Net interest margin on a tax-equivalent basis increased six basis points to 3.71% from 3.65% when comparing the periods.
Net interest income was $356.5 million for the first half of 2017, a $32.3 million, or 10%, increase compared to the same period of 2016. The increase in net interest income for the first six months of 2017 is the result of a $2.1 billion, or 12%, increase in average earning assets and the elimination of the negative yield related to the amortization of FDIC loss share receivable in prior periods. This increase is partially offset by a $0.7 billion, or 6%, increase in average interest-bearing liabilities compared to the first half of 2016. The earning asset yield increased one basis point to 4.03% when compared to the first six months of 2016, while funding costs increased 11 basis points to 0.62% when compared to the first six months of 2016. The primary driver of the increase in the earning asset yield was due to resets on variable loan production in addition to new origination rates exceeding portfolio rate levels. The primary driver of the increase in the funding costs was due to increases in rates on indexed deposits as well as higher rates on promotional deposit offerings. As noted above, the FOMC increased rates by 25 basis points in both December of 2016 and March of 2017. Net interest margin on a tax-equivalent basis decreased five basis points to 3.62%, from 3.67%, when comparing the periods.
Average loans made up 76% and 80% of average earning assets in the second quarters and six-month periods of 2017 and 2016, respectively. Average loans increased $713.1 million, or 5%, when comparing the second quarter of 2017 to 2016, and $702.9 million, or 5%, when comparing the six months of 2017 to the same period of 2016. The increase in loans was a result of the growth in the commercial real estate legacy loan portfolio. Investment securities made up 20% and 16% of average earning assets for the second quarters of 2017 and 2016, respectively, and 19% and 16% for the respective six-month periods. The increase in investment securities is due to the deployment of excess liquidity into the investment securities portfolio during the second half of 2016 and a significant portion during the first half of 2017.
Average interest-bearing deposits made up 92% and 90% of average interest-bearing liabilities in the second quarter of 2017 and 2016, respectively, and 92% and 92%, for the respective six-month periods. Average short-term borrowings made up 3% and 5% of average interest-bearing liabilities in the second quarter of 2017 and 2016, respectively, and 3% for the first six months of 2017, compared to 4% for the same period of 2016. Average long-term debt made up 5% and 5% of average interest-bearing liabilities in the second quarter of 2017 and 2016, respectively, and 5% and 4% for the respective six-month periods.
The following table sets forth information regarding average loan balances and average yields, segregated into the legacy and acquired portfolios, for the periods indicated.
TABLE 4—AVERAGE LOAN BALANCES AND YIELDS

	Three Months Ended June 30				Six Months Ended June 30
	2017		2016		2017		2016
(Dollars in thousands)	Average Balance	Average Yield (TE)	Average Balance	Average Yield (TE)	Average Balance	Average Yield (TE)	Average Balance	Average Yield (TE)
Legacy loans	$13,149,705	4.31%	$11,737,394	4.09%	$12,955,950	4.25%	$11,528,043	4.11%
Acquired loans	2,134,302	7.41	2,833,551	6.73	2,209,589	7.10	2,934,634	6.64
Total loans	15,284,007	4.74	14,570,945	4.61	15,165,539	4.67	14,462,677	4.62
FDIC loss share receivables	—	—	32,189	(52.01)	—	—	34,775	(49.44)
Total loans and FDIC loss share receivables	$15,284,007	4.74%	$14,603,134	4.48%	$15,165,539	4.67%	$14,497,452	4.49%

Provision for Loan Losses
Management of the Company formally assesses the ACL quarterly and will make provisions for loan losses and unfunded lending commitments as necessary in order to maintain the appropriateness of the ACL at the balance sheet date. The provision for loan losses exceeded net charge-offs by $1.2 million and $10.8 million in the first six months of 2017 and 2016, respectively.
On a consolidated basis, the Company recorded a provision for loan losses of $18.2 million for the six months ended June 30, 2017, an $8.6 million, or 32%, decrease from the provision recorded for the same period of 2016. The Company’s total provision for credit losses recorded during the six months ended June 30, 2017 was $17.4 million, which is $9.0 million, or 34%, below the total provision recorded in the first six months of 2016. The decrease in the provision was primarily due to a $13.4 million decrease in the provision for energy-related loans from $16.8 million in the first two quarters of 2016 to $3.4 million for the same period of 2017, offset by a $7.2 million increase in the non-energy commercial loan provision during the first six months of 2017 compared to same period for 2016. The provision for energy-related loans decreased as certain energy-related classified assets have cycled through resolution. Classified energy loans decreased 48% to $127.7 million at June 30, 2017, compared to $243.9 million at June 30, 2016. Conversely, non-energy-related classified commercial loans increased 11% to $188.4 million at June 30, 2017. Net charge-offs to average loans in the legacy portfolio were 0.30% in the second quarter of 2017, compared to 0.38% in the second quarter of the prior year, and were 0.25% and 0.27% of average loans for the six months ended June 30, 2017 and 2016, respectively.
See the "Asset Quality" section for further discussion on past due loans, non-performing assets, troubled debt restructurings and the allowance for credit losses.
Non-interest Income
The Company’s operating results for the three months ended June 30, 2017 included non-interest income of $56.0 million compared to $64.9 million for the same period of 2016. This $8.9 million, or 14%, decrease in non-interest income included a $6.3 million, or 24%, decrease in mortgage income. Mortgage income was impacted by a $3.1 million decrease in gains on the sale of loans, as mortgage sales volume declined 25% in the second quarter of 2017 when compared to the same period in 2016. In addition, a $2.6 million decrease in favorable market value adjustments related to hedging, driven by a $95.8 million decrease in the locked pipeline volume compared to the same period of 2016, negatively impacted mortgage income in 2017.
Non-interest income in the second quarter of 2017 was also impacted by a $1.7 million, or 97%, decrease in gains on the sale of available for sale investment securities from the second quarter of 2016 due to a lower volume of bonds sold in 2017. In addition, broker commissions decreased by $1.0 million, or 26%, as the size of individual transactions declined on similar volumes period over period. Non-interest income as a percentage of total gross revenue (defined as total interest and non-interest income) was 21% in the second quarter of 2017 compared to 27% in the second quarter of 2016.
On a year-to-date basis, non-interest income decreased $17.5 million, or 14%, from the first six months of 2016 to $103.3 million, which included a decrease of $12.1 million, or 26%, in mortgage income, primarily the result of a $9 million decrease in gains on the sale of loans from a $226 million decrease in sales volume thus far in 2017. Mortgage income was also negatively impacted by higher unfavorable fair value adjustments relating to hedging activity compared to the first six months of 2016.
Other non-interest income decreased $3.6 million, or 21%, from the first six months of 2016, which was primarily the result of a decrease in income from customer swap activity. Other decreases from the first six months of 2016 included a $2.1 million, or 27%, decrease in broker commissions, the result of volume-driven decreases in both trading and research income, and a $1.9 million, or 97%, decrease in gains on the sale of available for sale securities from the corresponding 2016 period. These decreases were partially offset by increases of $1.4 million, or 25%, in credit card and merchant-related income and $0.7 million, or 3.1%, in service charges on deposit accounts.
Non-interest Expense
The Company’s results for the second quarter of 2017 included non-interest expense of $147.5 million, an increase of $8.0 million, or 6%, compared to the same quarter of 2016. For the quarter, the Company’s efficiency ratio was 61.6%, compared to 61.3% in the second quarter of 2016.
Professional services increased by $6.3 million, or 127%, in the second quarter of 2017 when compared to the second quarter of the prior year, primarily due to the estimated $6 million legal accrual associated with the previously disclosed U.S. Department of Housing and Urban Development lawsuit (See Note 14 "Commitments and Contingencies" for further discussion on the HUD matter). Data processing increased $1.2 million, or 20%, in the second quarter of 2017 when compared to the same period of 2016, as a result of the implementation of new software, including more cloud-based applications. Salaries and employee benefits increased $1.2 million, or 1%, in the second quarter of 2017 when compared to the same period of 2016, driven by an increase in merit raises, number of employees, off cycle raises, and an increase in the employer 401k match. This was partially offset by a significant decrease in incentive expense, which is the result of a decrease in mortgage loan production. Travel and entertainment expenses increased $0.8 million, or 42%, in the second quarter of 2017 when compared to the second quarter of the prior year, primarily due to an increase in travel and meal costs related to the acquisition of Sabadell United Bank.
These increases were partially offset by a decrease of $0.5 million, or 3%, in net occupancy and equipment expense during the second quarter of 2017. This decrease was primarily due to a change in ATM equipment from lease to owned resulting in lower equipment rental expenses. Additionally, lower insurance expenses and depreciation expenses due to branch closures in 2016 also contributed to lower occupancy and equipment expense. Other non-interest expense decreased $1.6 million, or 15%, due to a $1.9 million FDIC loss share reimbursement expense incurred during the second quarter of 2016, slightly offset by impairment related to new market tax credits when compared to the same quarter of the prior year.
Non-interest expense for the first half of 2017 increased $11.6 million, or 4%, to $288.5 million, when compared to the first half of 2016, due to increases in professional services of $7.8 million, or 90%, primarily related to the HUD legal matter, data processing of $2.2 million, or 19%, related to new cloud-based applications, and credit and other loan-related expenses of $2.7 million, or 48%, due to increased loan origination and maintenance expenses.
These increases were partially offset by a decrease of $1.4 million, or 4%, in net occupancy and equipment expense and a decrease in other non-interest expense of $3.1 million, or 12%, for the first six months of 2017. The decrease in other non-interest expense is the result of a $4.5 million FDIC loss share reimbursement expense incurred during the first six months of 2016, offset by an increase in passive losses from new market tax credits when compared to the same period of prior year.
Income Taxes
For the three months ended June 30, 2017 and 2016, the Company recorded income tax expense of $28.0 million and $25.5 million, respectively, which resulted in an effective income tax rate of 35.0% and 33.4%, respectively. For the six months ended June 30, 2017 and 2016, the Company recorded income tax expense of $50.6 million and $47.6 million, respectively, which resulted in an effective income tax rate of 33.0% for the first half of 2017 and 33.7% for the same period of 2016.
The difference between the effective tax rate and the statutory federal and state tax rates relates to items that are non-taxable or non-deductible, primarily the effect of tax-exempt income and various tax credits. The effective tax rate in 2017 was impacted by the increase in pre-tax income, the continued expiration of tax credits, and the increase in deductions from taxable income for certain incentive-based expenses (restricted stock and certain stock options) as a result of the implementation of ASU No. 2016-09 during the first quarter of 2017. This ASU requires the Company to recognize the excess tax benefits/(shortfalls) of exercised or vested awards as income tax benefit/(expense) through the income statement, whereas these excess tax benefits/(shortfalls) were previously recognized in additional paid-in-capital on the balance sheet.
FINANCIAL CONDITION
Earning Assets
Interest income associated with earning assets is the Company’s primary source of income. Earning assets are composed of interest-earning or dividend-earning assets, including loans, securities, short-term investments, and loans held for sale. Earning assets increased $104.0 million, or less than 1%, since December 31, 2016.
The following discussion highlights the Company’s major categories of earning assets.
Loans
The Company had total loans of $15.6 billion at June 30, 2017, an increase of $491.0 million from December 31, 2016. Legacy loans increased $798.5 million, or 6%, to $13.5 billion at June 30, 2017, while acquired loans decreased $307.4 million, or 13%, to $2.1 billion at June 30, 2017. The growth in the legacy portfolio included increases in commercial loans of $678.4 million, or 7%, mortgage loans of $116.7 million, or 14%, and home equity loans of $55.4 million, or 3%, offset by a decrease in other consumer loans of $52.1 million, or 8%, compared to December 31, 2016. The acquired portfolio decreased as pay-downs and pay-offs occurred. In addition, acquired loans are transferred to the legacy portfolio as they are refinanced, renewed, restructured, or otherwise underwritten to the Company's standards.
The Company’s loan to deposit ratio at June 30, 2017 was 92% compared to 87% at December 31, 2016. The percentage of fixed-rate loans to total loans decreased from 45% at the end of 2016 to 43% at June 30, 2017.

The major categories of loans outstanding at June 30, 2017 and December 31, 2016 are presented in the following tables, segregated into legacy and acquired loans.
TABLE 5—SUMMARY OF LOANS

	June 30, 2017
(Dollars in thousands)	Commercial			Consumer and Other
	Real Estate	Commercial and Industrial	Energy-related	Residential Mortgage	Home equity	Indirect automobile	Credit Card	Other	Total
Legacy	$6,114,930	$3,390,699	$550,162	$970,961	$1,838,841	$92,106	$86,587	$449,124	$13,493,410
Acquired	1,026,673	293,382	1,806	375,506	320,107	24	501	44,607	2,062,606
Total loans	$7,141,603	$3,684,081	$551,968	$1,346,467	$2,158,948	$92,130	$87,088	$493,731	$15,556,016

	December 31, 2016
	Commercial			Consumer and Other
	Real Estate	Commercial and Industrial	Energy-related	Residential Mortgage	Home equity	Indirect automobile	Credit Card	Other	Total
Legacy	$5,623,314	$3,194,796	$559,289	$854,216	$1,783,421	$131,048	$82,524	$466,316	$12,694,924
Acquired	1,178,952	348,326	1,904	413,184	372,505	4	468	54,704	2,370,047
Total loans	$6,802,266	$3,543,122	$561,193	$1,267,400	$2,155,926	$131,052	$82,992	$521,020	$15,064,971
Commercial Loans
Total commercial loans increased $471.1 million, or 4%, from December 31, 2016, with $678.4 million, or 7%, in legacy loan growth and a decrease in acquired commercial loans of $207.3 million, or 14%. Commercial loans were 73% of the total loan portfolio at June 30, 2017 consistent with the composition at December 31, 2016. Unfunded commitments on commercial loans including approved loan commitments not yet funded were $4.3 billion at June 30, 2017, an increase of $212.9 million, or 5%, when compared to the end of the prior year.
Commercial real estate loans increased $339.3 million, or 5%, during the first six months of 2017, consisting of increases in legacy commercial real estate loans of $491.6 million, or 9%, offset by decreases in acquired commercial real estate loans of $152.3 million, or 13%. At June 30, 2017, commercial real estate loans totaled $7.1 billion, or 46%, of the total loan portfolio, consistent with December 31, 2016.
As of June 30, 2017, commercial and industrial loans totaled $3.7 billion, a $141.0 million, or 4%, increase from December 31, 2016. Commercial and industrial loans comprised approximately 24% of the total loan portfolio at both June 30, 2017 and December 31, 2016.
The following table details the Company’s commercial loans by state.
TABLE 6—COMMERCIAL LOANS BY STATE OF ORIGINATION

(Dollars in thousands)	Louisiana	Florida	Alabama	Texas	Arkansas	Georgia	Tennessee	Other (1)	Total
June 30, 2017
Legacy	$3,181,010	$1,791,676	$1,220,408	$1,922,598	$679,557	$614,055	$536,024	$110,463	$10,055,791
Acquired	166,920	765,182	7,942	36,465	—	319,406	9,634	16,312	1,321,861
Total	$3,347,930	$2,556,858	$1,228,350	$1,959,063	$679,557	$933,461	$545,658	$126,775	$11,377,652

December 31, 2016
Legacy	$3,133,872	$1,546,290	$1,157,914	$1,849,625	$639,053	$436,936	$540,479	$73,230	$9,377,399
Acquired	193,059	843,191	19,050	39,391	—	395,299	12,868	26,324	1,529,182
Total	$3,326,931	$2,389,481	$1,176,964	$1,889,016	$639,053	$832,235	$553,347	$99,554	$10,906,581

(1)	Other loans include primarily equipment financing and corporate asset financing loans, which the Company does not classify by state.

Energy-related Loans
The Company’s loan portfolio includes energy-related loans of $552.0 million at June 30, 2017, compared to $561.2 million at December 31, 2016, a $9.2 million decrease. Energy-related loans were 3.5% of total loans at June 30, 2017, compared to 3.7% at December 31, 2016. At June 30, 2017, exploration and production (“E&P”) loans accounted for 48% of energy-related loans and 55% of energy-related commitments. Midstream companies accounted for 19% of energy-related loans and 21% of energy loan commitments, while service company loans totaled 33% of energy-related loans and 24% of energy commitments.
The rapid and sustained decline in energy commodity prices that began in 2014 and culminated in early 2016 appears to be slowly recovering and reaching stabilization. While the vast majority of the Company's loan portfolio continues to have no exposure to these concerns, we took actions to mitigate the risks in the weakened economic environment by employing a risk-off strategy, reducing or exiting exposures in our highest risk credits and strengthening certain underwriting standards.
During 2016, many of the Company's criticized (defined as special mention or worse) energy credits deteriorated and cycled toward resolution, as expected. Management has been closely monitoring these loans since the decline in commodities prices in 2014.  Beginning in late 2016, and thus far in 2017, energy prices have shown some stabilization, and the Company expects that prices will remain stable or rise in the foreseeable future.  As a result, energy-related criticized assets have also stabilized, decreasing $140.3 million, or 44%, since December 31, 2016, to 32% of the total energy-related loan portfolio from 57% at December 31, 2016. The Company's historical focus on sound client selection, conservative credit underwriting, proactive portfolio management, and market and business diversification continue to serve the Company well. The strategic decision to expand into other markets across the southeast allows the Company to drive growth and profitability to offset declining positions in impacted energy segments of business. Based on the composition and detailed analysis of its energy portfolio at June 30, 2017, the Company believes most of its energy exposure is in areas of lower credit risk; however, a deterioration in prices of energy commodities or other factors could lead to increased losses in future periods. Additionally, the Company is monitoring a few problem credits within the Energy portfolio.  Should the actual resolution of these credits adversely differ from our expectations, we believe a maximum loss of $15 million would be incurred above reserves already accrued.
Residential Mortgage Loans
Residential mortgage loans consist of loans to consumers to finance a primary residence. The vast majority of the residential mortgage loan portfolio is comprised of non-conforming 1-4 family mortgage loans secured by properties located in the Company's market areas and originated under terms and documentation that permit their sale in a secondary market. Total residential mortgage loans increased $79.1 million, or 6.2%, compared to December 31, 2016, primarily the result of a $77.1 million increase in non-conforming single-family mortgage loan originations.
Consumer and Other Loans
The Company offers consumer loans in order to provide a full range of retail financial services to customers in the communities in which it operates. The Company originates substantially all of its consumer loans in its primary market areas. At June 30, 2017, $2.8 billion, or 18%, of the total loan portfolio was comprised of consumer loans, compared to $2.9 billion, or 19%, at the end of 2016. Total consumer loans at June 30, 2017 decreased $59.1 million, or 2%, from December 31, 2016, primarily due to a $38.9 million decrease in indirect automobile loans, a product that is no longer offered. The majority of the consumer loan portfolio is comprised of home equity loans, which were approximately $2.2 billion at both June 30, 2017 and December 31, 2016.
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
TABLE 7—CONSUMER LOANS BY STATE OF ORIGINATION

(Dollars in thousands)	Louisiana	Florida	Alabama	Texas	Arkansas	Georgia	Tennessee	Other (1)	Total
June 30, 2017
Legacy	$1,022,517	$489,396	$269,044	$113,395	$254,944	$81,355	$72,842	$163,165	$2,466,658
Acquired	113,655	170,838	2,419	25,271	—	43,146	9,889	21	365,239
Total	$1,136,172	$660,234	$271,463	$138,666	$254,944	$124,501	$82,731	$163,186	$2,831,897

December 31, 2016
Legacy	$1,033,358	$437,316	$264,293	$119,366	$266,443	$68,167	$69,736	$204,630	$2,463,309
Acquired	126,758	203,840	4,085	30,990	—	50,906	11,085	17	427,681
Total	$1,160,116	$641,156	$268,378	$150,356	$266,443	$119,073	$80,821	$204,647	$2,890,990

(1)	Other loans include primarily credit card and indirect consumer loans, which the Company does not classify by state.

TABLE 8—CONSUMER LOANS BY CREDIT SCORE

(Dollars in thousands)	Below 660	660-720	Above 720	Discount	Total
June 30, 2017
Legacy	$520,812	$617,052	$1,328,794	$—	$2,466,658
Acquired	147,703	72,226	165,197	(19,887)	365,239
Total	$668,515	$689,278	$1,493,991	$(19,887)	$2,831,897

December 31, 2016
Legacy	$526,479	$601,285	$1,335,545	$—	$2,463,309
Acquired	169,980	84,100	195,324	(21,723)	427,681
Total	$696,459	$685,385	$1,530,869	$(21,723)	$2,890,990
Mortgage Loans Held for Sale
The Company continues to sell the majority of conforming mortgage loan originations in the secondary market rather than assume the interest rate risk associated with these longer term assets. Upon the sale, the Company retains servicing on a limited portion of these loans. Loans held for sale totaled $141.0 million at June 30, 2017, a decrease of $16.1 million, or 10%, from $157.0 million at year-end 2016. The net decrease during the first six months of 2017 is the result of lower volumes and timing-related origination and sales activity, as mortgage loan sales outpaced originations activity in the first half of 2017.
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

Investment Securities
Investment securities increased by $558.5 million, or 16%, since December 31, 2016 to $4.1 billion at June 30, 2017. The increase in investment securities is primarily due to the deployment of excess liquidity into the investment securities portfolio during the first half of 2017. Investment securities approximated 19% and 16% of total assets at June 30, 2017 and December 31, 2016, respectively. Average investment securities were 19% of average earning assets in the first six months of 2017, up from 16% for the same period of 2016.
All of the Company's mortgage-backed securities were issued by government-sponsored enterprises at June 30, 2017. The Company does not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, or structured investment vehicles, nor does it hold any private label collateralized mortgage obligations, subprime, Alt-A, sovereign debt, or second lien elements in its investment portfolio. At June 30, 2017, the Company's investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.
Funds generated as a result of sales and prepayments of investment securities are used to fund loan growth and purchase other securities. The Company continues to monitor market conditions and take advantage of market opportunities with appropriate risk and return elements. Note 3 to the consolidated financial statements provides further information on the Company’s investment securities.
Short-term Investments
Short-term investments primarily result from excess funds invested overnight in interest-bearing deposit accounts at the FRB and the FHLB of Dallas. These balances fluctuate daily depending on the funding needs of the Company and earn interest at the current FHLB and FRB discount rates. The balance in interest-bearing deposits at other institutions decreased $898.8 million, or 84%, from December 31, 2016 to $167.5 million at June 30, 2017. The Company’s cash activity is further discussed in the “Liquidity and Other Off-Balance Sheet Activities” section below.
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
In the first quarter of 2016, the banking regulatory agencies issued interpretive guidance on the valuation of collateral underlying E&P loans and how such valuations should impact the assessment of the inherent credit risk (and ultimately risk ratings and charge-offs) in such loans. The Company's implementation of this guidance in the first quarter of 2016 and subsequently through 2017, contributed to the increase in criticized assets within the Company's energy portfolio.
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
Non-performing Assets
The Company defines non-performing assets as non-accrual loans, accruing loans more than 90 days past due, OREO, and foreclosed property. Management continuously monitors loans and transfers loans to non-accrual status when warranted.
The Company accounts for loans formerly covered by loss sharing agreements with the FDIC, other loans acquired with deteriorated credit quality, as well as all loans acquired with significant discounts that did not exhibit deteriorated credit quality at acquisition, in accordance with ASC Topic 310-30. Collectively, all loans accounted for under ASC 310-30 are referred to as "acquired impaired loans". Application of ASC Topic 310-30 results in significant accounting differences, compared to loans originated or acquired by the Company that are not accounted for under ASC 310-30. See Note 1, Summary of Significant Accounting Policies, in the Annual Report on Form 10-K for the year ended December 31, 2016 for further details.
Due to the significant difference in accounting for acquired impaired loans, the Company believes inclusion of these loans in certain asset quality ratios that reflect non-performing assets in the numerator or denominator (or both) results in significant distortion to these ratios. In addition, because loan level charge-offs related to acquired impaired loans are not recognized in the financial statements until the cumulative amounts exceed the original loss projections on a pool basis, the net charge-off ratio for acquired loans is not consistent with the net charge-off ratio for other loan portfolios. The inclusion of these loans in certain asset quality ratios could result in a lack of comparability across quarters or years, and could impact comparability with other portfolios that were not impacted by acquired impaired loan accounting. The Company believes that the presentation of certain asset quality measures excluding acquired impaired loans, as indicated below, and related amounts from both the numerator and denominator provides better perspective into underlying trends related to the quality of its loan portfolio. Accordingly, the asset quality measures in the tables below present asset quality information excluding acquired impaired loans, as indicated within each table, and related amounts.
Legacy non-performing assets decreased $60.4 million, or 26%, compared to December 31, 2016, as non-performing loans decreased $58.3 million. Including TDRs that are in compliance with their modified terms, legacy non-performing assets and TDRs decreased $99.2 million during the first six months of 2017.

The following table sets forth the composition of the Company’s non-performing assets, including accruing loans 90 days or more past due and TDRs for the periods indicated.
TABLE 9—NON-PERFORMING ASSETS AND TROUBLED DEBT RESTRUCTURINGS

	June 30, 2017		December 31, 2016
(Dollars in thousands)	Legacy	Acquired (4)	Legacy	Acquired (4)
Non-accrual loans:
Commercial	$44,448	$10,219	$47,666	$4,484
Energy-related	94,565	—	150,329	—
Mortgage	11,682	1,598	13,014	719
Consumer and credit card	13,053	2,391	10,534	1,755
Total non-accrual loans	163,748	14,208	221,543	6,958
Accruing loans 90 days or more past due	610	192	1,104	282
Total non-performing loans (1)	164,358	14,400	222,647	7,240
OREO and foreclosed property (2)	7,106	12,612	9,264	11,935
Total non-performing assets (1)	171,464	27,012	231,911	19,175
Performing troubled debt restructurings (3)	57,150	6,516	95,951	8,418
Total non-performing assets and troubled debt restructurings (1)	$228,614	$33,528	$327,862	$27,593
Non-performing loans to total loans (1)	1.22%	0.70%	1.75%	0.31%
Non-performing assets to total assets (1)	0.87%	1.32%	1.20%	0.81%
Non-performing assets and troubled debt restructurings to total assets (1)	1.16%	1.64%	1.70%	1.17%
Allowance for credit losses to non-performing loans	71.84%	268.16%	52.46%	540.75%
Allowance for credit losses to total loans	0.88%	1.87%	0.92%	1.65%

(1)	Non-performing loans and assets include accruing loans 90 days or more past due.

(2)	OREO and foreclosed property at June 30, 2017 and December 31, 2016 include $1.3 million and $4.8 million, respectively, of legacy former bank properties held for development or resale.

(3)
Performing troubled debt restructurings for June 30, 2017 and December 31, 2016 exclude $96.5 million and $136.8 million, respectively, of legacy loans, and $4.1 million and $2.2 million, respectively, of acquired loans that meet non-performing asset criteria.

(4)
Acquired non-performing loans exclude acquired impaired loans, even if contractually past due or if the Company does not expect to receive payment in full, as the Company is currently accreting interest income over the expected life of the loans.

Non-performing legacy loans were 1.22% of total legacy loans at June 30, 2017, 53 basis points lower than at December 31, 2016. Legacy non-performing assets were 0.87% of total legacy assets at June 30, 2017, 33 basis points below December 31, 2016. The decrease in legacy non-performing loans and assets was primarily due to payments totaling approximately $54.4 million on seven energy-related non-accrual loans during the first six months of 2017.
The allowance for credit losses as a percentage of non-performing legacy loans was 71.84% at June 30, 2017 compared to 52.46% at December 31, 2016. The Company’s allowance for credit losses as a percentage of total legacy loans decreased four basis points from 0.92% at December 31, 2016 to 0.88% at June 30, 2017. The Company has considered collateral support on non-performing assets in determining the allowance for credit losses.
At June 30, 2017, the Company had $201.9 million of legacy commercial assets classified as substandard and $55.9 million of commercial assets classified as doubtful. Accordingly, the aggregate of the Company’s legacy classified commercial assets was $257.8 million, or 1.18% of total assets, 1.66% of total loans, and 1.91% of legacy loans. At December 31, 2016, legacy classified commercial assets totaled $348.6 million, or 1.61% of total assets, 2.31% of total loans, and 2.75% of legacy loans.
In addition to the problem loans described above, there were $147.9 million of legacy commercial loans classified as special mention at June 30, 2017, which in management’s opinion were subject to potential future rating downgrades. Special mention loans are defined as loans where known information about possible credit problems of the borrowers causes management to have some doubt as to the ability of these borrowers to comply with the present loan repayment terms, which may result in future disclosure of these loans as non-performing. Special mention loans at June 30, 2017 increased $9.7 million, or 7%, from December 31, 2016, primarily due to a $40.7 million increase in non-energy-related special mention loans, offset by a $31.0 million decrease in energy-related special mention loans. Special mention loans were 1.47% of total legacy commercial loans at both June 30, 2017 and December 31, 2016.
Acquired non-performing assets increased $7.8 million, or 41%, when compared to December 31, 2016, as non-performing loans increased $7.2 million. Acquired non-performing assets were 1.32% of total acquired assets at June 30, 2017, 51 basis points higher than at December 31, 2016. The increase in acquired non-performing assets was primarily the result of the movement of three commercial loans totaling $7.1 million to non-accrual in the current year.
At June 30, 2017, $55.6 million of acquired commercial assets were classified as substandard and $2.7 million of acquired commercial assets were classified as doubtful. Accordingly, the aggregate of the Company's acquired classified commercial assets was $58.3 million, or 0.37% of total loans, a decrease of $26.3 million, or 31%, from $84.6 million at December 31, 2016. The decrease was primarily a result of five acquired loans totaling $15.6 million that were paid off or upgraded in the current year.
See "Allowance for Credit Losses" section of this MD&A and Note 5 "Allowance for Credit Losses and Credit Quality" for further details.
Past Due and Non-accrual Loans
Past due status is based on the contractual terms of loans. Total legacy past due and non-accrual loans were 1.52% of total legacy loans at June 30, 2017 compared to 1.95% at December 31, 2016. At June 30, 2017, total acquired past due and non-accrual loans were 1.18% of total acquired loans, an increase of 71 basis points from 0.47% at December 31, 2016. Additional information on past due loans is presented in the following table.
TABLE 10—PAST DUE AND NON-ACCRUAL LOAN SEGREGATION

	June 30, 2017
	Legacy		Acquired (1)		Total
(Dollars in thousands)	Amount	% of Outstanding Balance	Amount	% of Outstanding Balance	Amount	% of Outstanding Balance
Accruing loans:
30-59 days past due	$27,921	0.21%	$3,212	0.15%	$31,133	0.20%
60-89 days past due	12,961	0.10	6,746	0.33	19,707	0.13
90-119 days past due	426	—	192	0.01	618	—
120 days past due or more	184	—	—	—	184	—
	41,492	0.31	10,150	0.49	51,642	0.33
Non-accrual loans	163,748	1.21	14,208	0.69	177,956	1.14
Total past due and non-accrual loans	$205,240	1.52%	$24,358	1.18%	$229,598	1.47%

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

Total past due and non-accrual loans decreased $29.2 million from December 31, 2016 to $229.6 million at June 30, 2017. The change was primarily due to a decrease of $50.5 million in non-accrual loans from a $55.8 million decrease in legacy energy-related non-accrual loans, partially offset by increases in accruing loans 30-59 days past due of $10.5 million and 60-89 days past due of $11.5 million. The increase in accruing past due loans was a result of a limited number of commercial credits.
Allowance for Credit Losses
The allowance for credit losses represents management’s best estimate of probable credit losses inherent at the balance sheet date. Determination of the allowance for credit losses involves a high degree of complexity and requires significant judgment. Several factors are taken into consideration in the determination of the overall allowance for credit losses. Based on facts and circumstances available, management of the Company believes that the allowance for credit losses was appropriate at June 30, 2017 to cover probable losses in the Company’s loan portfolio. However, future adjustments to the allowance may be necessary, and the results of operations could be adversely affected, if circumstances differ substantially from the assumptions used by management in determining the allowance for credit losses. See the “Application of Critical Accounting Policies and Estimates” and Note 1, Summary of Significant Accounting Policies, in the Annual Report on Form 10-K for the year ended December 31, 2016 for more information.
The allowance for credit losses was $156.7 million at June 30, 2017, or 1.01% of total loans, $0.7 million higher than at December 31, 2016. The allowance for credit losses as a percentage of loans was 1.04% at December 31, 2016.
The allowance for credit losses on the legacy portfolio increased $1.3 million, or 1.1%, to $118.1 million since December 31, 2016. The acquired allowance for credit losses includes a reserve of $38.6 million for losses probable in the portfolio at June 30, 2017 above estimated expected credit losses at acquisition, a decrease of $0.5 million, or 1.4%, from December 31, 2016.
Net charge-offs on legacy loans during the first six months of 2017 were $16.3 million, or 0.25% annualized, of average loans as compared to net charge-offs of $15.3 million, or 0.27% annualized, for the first six months of 2016. The legacy provision for loan losses covered 113% and 185% of legacy net charge-offs for the first six months of 2017 and 2016, respectively.
At June 30, 2017 and December 31, 2016, the legacy allowance for loan losses covered 65% and 47% of total non-performing loans, respectively. Including acquired non-impaired loans, the allowance for loan losses covered 82% of total non-performing loans at June 30, 2017 and 63% at December 31, 2016.

The following tables set forth the activity in the Company’s allowance for credit losses for the six-month periods ended June 30, 2017 and 2016.
TABLE 11—SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR CREDIT LOSSES

	June 30, 2017			June 30, 2016
(Dollars in thousands)	Legacy Loans	Acquired Loans	Total	Legacy Loans	Acquired Loans	Total
Allowance for loan losses at beginning of period	$105,569	$39,150	$144,719	$93,808	$44,570	$138,378
Provision for (Reversal of) loan losses before benefit attributable to FDIC loss share agreements	18,315	(111)	18,204	28,390	(2,416)	25,974
Adjustment attributable to FDIC loss share arrangements	—	—	—	—	797	797
Net provision for (Reversal of) loan losses	18,315	(111)	18,204	28,390	(1,619)	26,771
Adjustment attributable to FDIC loss share arrangements	—	—	—	—	(797)	(797)
Transfer of balance to OREO and other	—	258	258	—	(967)	(967)
Loans charged-off	(18,098)	(1,382)	(19,480)	(17,359)	(1,196)	(18,555)
Recoveries	1,824	700	2,524	2,022	600	2,622
Allowance for loan losses at end of period	107,610	38,615	146,225	106,861	40,591	147,452
Reserve for unfunded commitments at beginning of period	11,241	—	11,241	14,145	—	14,145
Provision for (Reversal of) unfunded lending commitments	(779)	—	(779)	(319)	—	(319)
Reserve for unfunded lending commitments at end of period	10,462	—	10,462	13,826	—	13,826
Allowance for credit losses at end of period	$118,072	$38,615	$156,687	$120,687	$40,591	$161,278
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
The Company will benefit from all future recoveries, and be responsible for all future losses and expenses related to the assets previously subject to the loss share agreements. Amortization expense associated with the FDIC indemnification asset, which was expected to be $8 million in 2017 at the time of termination, will no longer be recognized and will positively impact the net interest margin. For the three-month and six-month periods ended June 30, 2017, acquired loan yields increased 133 basis points and 111 basis points, respectively, from the corresponding periods of 2016, partially attributable to the termination of these loss share agreements.
FUNDING SOURCES
Deposits obtained from clients in its primary market areas are the Company’s principal source of funds for use in lending and other business purposes. The Company attracts local deposit accounts by offering a wide variety of products, competitive interest rates and convenient branch office locations and service hours. Increasing core deposits is a continuing focus of the Company and has been accomplished through the development of client relationships and acquisitions. Short-term and long-term borrowings are also an important funding source for the Company. Other funding sources include subordinated debt and shareholders’ equity. Refer to the “Liquidity and Other Off-Balance Sheet Activities” section below for further discussion of the Company’s sources and uses of funding. The following discussion highlights the major changes in the mix of deposits and other funding sources during the first six months of 2017.

Deposits
The Company’s ability to attract and retain customer deposits is critical to the Company’s continued success. Total deposits decreased $555.2 million, or 3%, to $16.9 billion at June 30, 2017, from $17.4 billion at December 31, 2016. This decrease was primarily the result of a strategic move by the Company to reduce certain wholesale funding balances to reduce excess liquidity. In addition, there was a seasonal outflow of deposits due to a surge of public funds in the fourth quarter that has declined over the remainder of 2017. Over the same period, non-interest-bearing deposits increased $91.3 million, or 2%, and equated to 30% and 28% of total deposits at June 30, 2017 and December 31, 2016, respectively. Additionally, interest-bearing deposits decreased $646.5 million, or 5%, from December 31, 2016.
The following table sets forth the composition of the Company’s deposits as of the dates indicated.
TABLE 12—DEPOSIT COMPOSITION BY PRODUCT

(Dollars in thousands)	June 30, 2017		December 31, 2016		$ Change	% Change
Non-interest-bearing deposits	$5,020,195	30%	$4,928,878	28%	91,317	2
NOW accounts	3,089,482	18	3,314,281	19	(224,799)	(7)
Money market accounts	6,017,654	36	6,219,532	36	(201,878)	(3)
Savings accounts	797,859	5	814,385	5	(16,526)	(2)
Certificates of deposit	1,927,926	11	2,131,207	12	(203,281)	(10)
Total deposits	$16,853,116	100%	$17,408,283	100%	(555,167)	(3)
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
The Company also enters into repurchase agreements to facilitate customer transactions that are accounted for as secured borrowings. These transactions typically involve the receipt of deposits from customers that the Company collateralizes with its investment portfolio and have an average rate of 14.5 basis points.
The following table details the average and ending balances of repurchase transactions as of and for the three months ended June 30:
TABLE 13—REPURCHASE TRANSACTIONS

(Dollars in thousands)	2017	2016
Average balance	$314,090	$265,465
Ending balance	333,935	288,017
Total short-term borrowings increased $74.8 million, or 15%, from December 31, 2016, to $583.9 million at June 30, 2017, a result of an increase of $75.0 million in outstanding FHLB advances offset by a decrease of $0.2 million in repurchase agreements. On a quarter-to-date average basis, short-term borrowings decreased $271.9 million, or 44%, from the second quarter of 2016, largely due to a decrease of $320.5 million in average short-term FHLB advances, partially offset by an increase of $48.6 million in average repurchase agreements from the second quarter of 2016.
Total short-term borrowings were 3% of total liabilities and 47% of total borrowings at June 30, 2017 compared to 3% and 45%, respectively, at December 31, 2016. On a quarter-to-date average basis, short-term borrowings were 2% of total liabilities and 36% of total borrowings in the second quarter of 2017, compared to 4% and 51%, respectively, during the same period of 2016.
Long-term Debt
Long-term debt increased to $667.2 million at June 30, 2017 from $629.0 million at December 31, 2016, due to an increase in FHLB advances. On a period-end basis, long-term debt was 4% and 3% of total liabilities at June 30, 2017 and December 31, 2016, respectively.

On average, long-term debt increased to $628.6 million in the second quarter of 2017, $35.3 million, or 6%, higher than the second quarter of 2016 due to an increase in FHLB advances, partially offset by a decrease in notes payable. Average long-term debt was 3% of average total liabilities during the second quarter of both 2017 and 2016.
Long-term debt at June 30, 2017 included $518.3 million in fixed-rate advances from the FHLB of Dallas that cannot be prepaid without incurring substantial penalties. The remaining debt consisted of $120.1 million of the Company’s junior subordinated debt and $28.9 million in notes payable on investments in new market tax credit entities. Interest on the junior subordinated debt is payable quarterly and may be deferred at any time at the election of the Company for up to 20 consecutive quarterly periods. During any deferral period, the Company is subject to certain restrictions, including being prohibited from declaring dividends to its common shareholders. The junior subordinated debt is redeemable by the Company in whole or in part.
CAPITAL RESOURCES
On March 7, 2017, the Company issued an additional 6,100,000 shares of its common stock at a price of $83.00 per common share. Net proceeds from the offering, after deduction of underwriting discounts, commissions, and direct issuance costs, were $485.2 million. The Company intends to use the proceeds of the offering to fund a portion of the cash consideration payable in connection with its announced acquisition of Sabadell United Bank, N.A.
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
At June 30, 2017 and December 31, 2016, the Company exceeded all required regulatory capital ratios, and the regulatory capital ratios of IBERIABANK were in excess of the levels established for “well-capitalized” institutions, as shown in the following table and chart.
TABLE 14—REGULATORY CAPITAL RATIOS

Ratio	Entity	Well- Capitalized Minimums	June 30, 2017	December 31, 2016
			Actual	Actual
Tier 1 Leverage	IBERIABANK Corporation	N/A	13.19%	10.86%
	IBERIABANK	5.00%	9.47	9.21
Common Equity Tier 1 (CET1)	IBERIABANK Corporation	N/A	14.52	11.84
	IBERIABANK	6.50%	10.93	10.67
Tier 1 risk-based capital	IBERIABANK Corporation	N/A	15.24	12.59
	IBERIABANK	8.00%	10.93	10.67
Total risk-based capital	IBERIABANK Corporation	N/A	16.74	14.13
	IBERIABANK	10.00%	11.79	11.56
The increase in IBERIABANK Corporation's capital ratios from December 31, 2016 was primarily driven by an increase in regulatory capital from the additional common stock issued in March 2017, as well as undistributed earnings in the first six months of 2017. Effective June 30, 2017, the Company received regulatory approval to begin netting certain deferred tax liabilities against intangible assets in the calculation of risk-based capital. The netting of these deferred tax liabilities resulted in a moderate increase to the Company's and IBERIABANK's regulatory capital ratios.
Beginning January 1, 2016, minimum capital ratios were subject to a capital conservation buffer. In order to avoid limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers, an institution must hold a capital conservation buffer above its minimum risk-based capital requirements. This capital conservation buffer is calculated as the lowest of the differences between the actual CET1 ratio, Tier 1 Risk-Based Capital Ratio, and Total Risk-Based Capital ratio and the corresponding minimum ratios. At June 30, 2017, the required minimum capital conservation buffer was 1.250%, and will increase in subsequent years by 0.625% until it is fully phased in on January 1, 2019 at 2.50%. At June 30, 2017, the capital conservation buffers of the Company and IBERIABANK were 8.74% and 3.79%, respectively.
The Company expects to meet all capital adequacy requirements, including excess capital conservation buffers, upon completion of the Sabadell United acquisition.

Management believes that at June 30, 2017, the Company and IBERIABANK would have met all capital adequacy requirements on a fully phased-in basis if such requirements were then effective. There can be no assurances that the Basel III capital rules will not be revised before the expiration of the phase-in periods.
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
The primary sources of funds for the Company are deposits and borrowings. Other sources of funds include repayments and maturities of loans and investment securities, securities sold under agreements to repurchase, and, to a lesser extent, off-balance sheet borrowing availability. Certificates of deposit scheduled to mature in one year or less at June 30, 2017 totaled $1.2 billion. Based on past experience, management believes that a significant portion of maturing deposits will remain with the Company. Additionally, the majority of the investment securities portfolio is classified as available for sale, which provides the ability to liquidate unencumbered securities as needed. Of the $4.1 billion in the investment securities portfolio, $2.4 billion is unencumbered and $1.7 billion has been pledged to support repurchase transactions and public funds deposits. Due to the relatively short implied duration of the investment securities portfolio, the Company has historically experienced consistent cash inflows on a regular basis. Securities cash flows are highly dependent on prepayment speeds and could change materially as economic or market conditions change.
Scheduled cash flows from the amortization and maturities of loans and securities are relatively predictable sources of funds. Conversely, deposit flows, prepayments of loan and investment securities, and draws on customer letters and lines of credit are greatly influenced by general interest rates, economic conditions, competition, and customer demand. The FHLB of Dallas provides an additional source of liquidity to make funds available for general requirements and also to assist with the variability of less predictable funding sources. At June 30, 2017, the Company had $768.3 million of outstanding FHLB advances, $250.0 million of which was short-term and $518.3 million was long-term. Additional FHLB borrowing capacity available at June 30, 2017 amounted to $5.1 billion. At June 30, 2017, the Company also has various funding arrangements with commercial banks providing up to $180.0 million in the form of federal funds and other lines of credit. At June 30, 2017, there were no balances outstanding on these lines and all of the funding was available to the Company. During July of 2017, the Company borrowed from the FHLB short-term advances of approximately $1.1 billion primarily in anticipation of purchasing Sabadell United Bank. At July 31, 2017 the Company had $4.7 billion of FHLB borrowing capacity.
Liquidity management is both a daily and long-term function of business management. The Company manages its liquidity with the objective of maintaining sufficient funds to respond to the predicted needs of depositors and borrowers and to take advantage of investments in earning assets and other earnings enhancement opportunities. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Company maintains a strategy of investing in various lending and investment security products. The Company uses its sources of funds primarily to fund loan commitments and to meet its ongoing commitments associated with its operations. Based on its available cash at June 30, 2017 and current deposit modeling, the Company believes it has adequate liquidity to fund ongoing operations. The Company has adequate availability of funds from deposits, borrowings, repayments and maturities of loans and investment securities to provide the Company additional working capital if needed.
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
The Company’s interest rate risk model indicates that the Company is asset sensitive in terms of interest rate sensitivity. Based on the Company’s interest rate risk model at June 30, 2017, the table below illustrates the impact of an immediate and sustained 100 and 200 basis point increase or decrease in interest rates on net interest income over the next twelve months.
TABLE 15—INTEREST RATE SENSITIVITY

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+200	9.2%
+100	4.9%
-100	(9.3)%
-200	(15.5)%
The influence of using the forward curve as of June 30, 2017 as a basis for projecting the interest rate environment would approximate a 1.4% increase in net interest income over the next 12 months. The computations of interest rate risk shown above are performed on a static balance sheet and do not necessarily include certain actions that management may undertake to manage this risk in response to unanticipated changes in interest rates and other factors to include shifts in deposit behavior.
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

The Federal Open Market Committee (“FOMC”) of the FRB, in an attempt to stimulate the overall economy, has, among other things, kept interest rates low through its targeted Federal funds rate. On June 15, 2017, the FOMC voted to raise the target Federal funds rate by 0.25% to a range of 1.00%-1.25%. As the FOMC increases the Federal funds rate, it is possible that overall interest rates could rise, which may negatively impact the housing markets and the U.S. economy. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our commercial borrowers, and the values of collateral securing loans, which could negatively affect our financial performance.

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

The table below presents the Company’s anticipated repricing of loans and investment securities over the next four quarters.
TABLE 16—REPRICING OF CERTAIN EARNING ASSETS (1)

(Dollars in thousands)	3Q 2017	4Q 2017	1Q 2018	2Q 2018	Total less than one year
Investment securities	$190,098	$146,216	$130,991	$136,935	$604,240
Fixed rate loans	739,408	542,316	493,062	482,781	2,257,567
Variable rate loans	8,274,778	205,893	129,256	114,488	8,724,415
Total loans	9,014,186	748,209	622,318	597,269	10,981,982
	$9,204,284	$894,425	$753,309	$734,204	$11,586,222
(1) Amounts include expected maturities, scheduled paydowns, expected prepayments, and loans subject to floors and exclude the repricing of assets from prior periods, as well as non-accrual loans and market value adjustments.
As part of its asset/liability management strategy, the Company has seen greater levels of loan originations with adjustable or variable rates of interest as well as commercial and consumer loans, which typically have shorter terms than residential mortgage loans. The majority of fixed-rate, long-term residential loans are sold in the secondary market to avoid assumption of the interest rate risk associated with longer duration assets in the current low rate environment. As of June 30, 2017, $8.8 billion, or 57%, of the Company’s total loan portfolio had adjustable interest rates. The Company had no significant concentration to any single borrower or industry segment at June 30, 2017.
The Company’s strategy with respect to liabilities in recent periods has been to emphasize transaction accounts, particularly non-interest or low interest-bearing transaction accounts, which are significantly less sensitive to changes in interest rates. At June 30, 2017 and December 31, 2016, 89% of the Company’s deposits were in transaction and limited-transaction accounts. Non-interest-bearing transaction accounts were 30% of total deposits at June 30, 2017, compared to 28% of total deposits at December 31, 2016.
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
The table below presents the Company’s anticipated repricing of liabilities over the next four quarters.
TABLE 17—REPRICING OF LIABILITIES (1)

(Dollars in thousands)	3Q 2017	4Q 2017	1Q 2018	2Q 2018	Total less than one year
Time deposits	$378,197	$238,172	$223,371	$387,134	$1,226,874
Short-term borrowings	583,935	—	—	—	583,935
Long-term debt	130,272	40,738	146,669	13,709	331,388
	$1,092,404	$278,910	$370,040	$400,843	$2,142,197
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
TABLE 18—RECONCILIATIONS OF NON-GAAP FINANCIAL MEASURES

	Three Months Ended
	June 30, 2017			June 30, 2016
(Dollars in thousands, except per share amounts)	Pre-tax	After-tax (1)	Per share (2)	Pre-tax	After-tax (1)	Per share (2)
Net income	$80,051	$52,018	$1.01	$76,300	$50,810	$1.23
Preferred stock dividends	—	(949)	(0.02)	—	(854)	(0.02)
Income available to common shareholders (GAAP)	80,051	51,069	0.99	76,300	49,956	1.21

Non-interest income adjustments (3):
Gain on sale of investments and other non-interest income	(59)	(38)	—	(1,789)	(1,163)	(0.03)
Total non-core non-interest income	(59)	(38)	—	(1,789)	(1,163)	(0.03)

Non-interest and other expense adjustments (3):
Merger-related expense	1,066	789	0.02	—	—	—
Severance expense	378	246	—	140	91	—
Impairment of long-lived assets, net of (gain) loss on sale	(1,306)	(849)	(0.02)	(1,256)	(816)	(0.02)
Litigation expense	6,000	5,481	0.11	—	—	—
Other non-core non-interest expense	—	—	—	1,177	765	0.02
Total non-core non-interest expense	6,138	5,667	0.11	61	40	—
Income tax expense (benefit)	—	—	—	—	—	—
Core earnings (Non-GAAP)	86,130	56,698	1.10	74,572	48,833	1.18
Provision for loan losses	12,050	7,833		11,866	7,712
Pre-provision earnings, as adjusted (Non-GAAP) (3)	$98,180	$64,531		$86,438	$56,545

(1)	After-tax amounts, excluding preferred stock dividends, merger-related expense and litigation expense, are calculated using a tax rate of 35%, which approximates the marginal tax rate.

(2)	Diluted per share amounts may not appear to foot due to rounding.

(3)
Adjustments to GAAP results include certain significant activities or transactions that, in management's opinion, can distort period-to-period comparisons of the Company's performance. These adjustments include, but are not limited to, realized and unrealized gains or losses on former bank-owned real estate, realized gains or losses on the sale of investment securities, merger-related expenses, litigation charges and recoveries, debt prepayment penalties, and gains, losses, and impairment charges on long-lived assets.

	Six Months Ended
	June 30, 2017			June 30, 2016
(Dollars in thousands, except per share amounts)	Pre-tax	After-tax (1)	Per share (2)	Pre-tax	After-tax (1)	Per share (2)
Net income	$153,043	$102,491	$2.08	$141,191	$93,579	$2.26
Preferred stock dividends	—	(4,548)	(0.09)	—	(3,430)	(0.08)
Income available to common shareholders (GAAP)	153,043	97,943	1.99	141,191	90,149	2.18

Non-interest income adjustments (3):
Gain on sale of investments and other non-interest income	(60)	(38)	—	(1,985)	(1,290)	(0.03)
Total non-core non-interest income	(60)	(38)	—	(1,985)	(1,290)	(0.03)

Non-interest and other expense adjustments (3):
Merger-related expense	1,120	824	0.02	3	2	—
Severance expense	476	309	0.01	594	386	0.01
Impairment of long-lived assets, net of (gain) loss on sale	123	80	—	(212)	(137)	(0.01)
Litigation expense	6,000	5,481	0.11	—	—	—
Other non-core non-interest expense	—	—	—	2,268	1,474	0.04
Total non-core non-interest expense	7,719	6,694	0.14	2,653	1,725	0.04
Income tax benefits	—	—	—	—	—	—
Core earnings (Non-GAAP)	160,702	104,599	2.13	141,859	90,584	2.19
Provision for loan losses	18,204	11,833		26,771	17,400
Pre-provision earnings, as adjusted (Non-GAAP) (3)	$178,906	$116,432		$168,630	$107,984

(1)	After-tax amounts, excluding preferred stock dividends, merger-related expense and litigation expense, are calculated using a tax rate of 35%, which approximates the marginal tax rate.

(2)	Diluted per share amounts may not appear to foot due to rounding.

(3)
Adjustments to GAAP results include certain significant activities or transactions that, in management's opinion, can distort period-to-period comparisons of the Company's performance. These adjustments include, but are not limited to, realized and unrealized gains or losses on former bank-owned real estate, realized gains or losses on the sale of investment securities, merger-related expenses, litigation charges and recoveries, debt prepayment penalties, and gains, losses, and impairment charges on long-lived assets.

	As of and For the Three Months Ended June 30
(Dollars in thousands)	2017	2016
Net interest income (GAAP)	$183,643	$162,753
Add: Effect of tax benefit on interest income	2,492	2,290
Net interest income (TE) (Non-GAAP) (1)	$186,135	$165,043

Non-interest income (GAAP)	$55,966	$64,917
Add: Effect of tax benefit on non-interest income	668	760
Non-interest income (TE) (Non-GAAP) (1)	56,634	65,677
Taxable equivalent revenues (Non-GAAP) (1)	242,769	230,720
Securities gains and other non-interest income	(59)	(1,789)
Taxable equivalent core revenues (Non-GAAP) (1)	$242,710	$228,931

Non-interest expense (GAAP)	$147,508	$139,504
Less: Intangible amortization expense	1,651	2,109
Tangible non-interest expense (Non-GAAP) (2)	145,857	137,395
Less: Merger-related expense	1,066	—
Severance expense	378	140
(Gain) Loss on sale of long-lived assets, net of impairment	(1,306)	(1,256)
Litigation expense	6,000	—
Other non-core non-interest expense	—	1,177
Tangible core non-interest expense (Non-GAAP)(2)	$139,719	$137,334

Average assets (GAAP)	$21,843,537	$20,003,917
Less: Average intangible assets, net	753,088	761,354
Total average tangible assets (Non-GAAP) (2)	$21,090,449	$19,242,563

Total shareholders’ equity (GAAP)	$3,503,242	$2,637,597
Less: Goodwill and other intangibles	752,336	759,966
Preferred stock	132,097	132,097
Total tangible common shareholders’ equity (Non-GAAP) (2)	$2,618,809	$1,745,534

Average shareholders’ equity (GAAP)	$3,500,974	$2,603,869
Less: Average preferred equity	132,097	108,955
Average common equity	3,368,877	2,494,914
Less: Average intangible assets, net	753,088	761,354
Average tangible common shareholders’ equity (Non-GAAP) (2)	$2,615,789	$1,733,560

Return on average assets (GAAP)	0.96%	1.02%
Add: Effect of non-core revenues and expenses	0.10	(0.02)
Core return on average assets (Non-GAAP)	1.06%	1.00%

Return on average common equity (GAAP)	6.08%	8.05%
Add: Effect of intangibles	1.92	3.85
Effect of non-core items	0.86	(0.26)
Core return on average tangible common equity (Non-GAAP) (2)	8.86%	11.64%

Efficiency ratio (GAAP)	61.6%	61.3%
Less: Effect of tax benefit related to tax-exempt income	0.8	0.8
Efficiency ratio (TE) (Non-GAAP) (1)	60.8%	60.5%
Less: Effect of amortization of intangibles	0.7	0.9

Effect of non-core items	2.5	(0.4)
Core tangible efficiency ratio (TE) (Non-GAAP) (1) (2)	57.6%	60.0%

Total shareholders' equity (GAAP)	$3,503,242	$2,637,597
Less: Goodwill and other intangibles	752,336	759,966
Preferred stock	132,097	132,097
Tangible common equity (Non-GAAP) (2)	$2,618,809	$1,745,534

Total assets (GAAP)	$21,790,727	$20,160,855
Less: Goodwill and other intangibles	752,336	759,966
Tangible assets (Non-GAAP) (2)	$21,038,391	$19,400,889
Tangible common equity ratio (Non-GAAP) (2)	12.45%	9.00%

Cash Yield:
Earning assets average balance (GAAP)	$20,108,855	$18,155,004
Add: Adjustments	72,310	84,118
Earning assets average balance, as adjusted (Non-GAAP)	$20,181,165	$18,239,122

Net interest income (GAAP)	$183,643	$162,753
Add: Adjustments	(12,176)	(8,573)
Net interest income, as adjusted (Non-GAAP)	$171,467	$154,180

Yield, as reported	3.71%	3.65%
Add: Adjustments	(0.26)	(0.21)
Yield, as adjusted (Non-GAAP)	3.45%	3.44%
(1) Fully taxable-equivalent (TE) calculations include the tax benefit associated with related income sources that are tax-exempt using a rate of 35%, which approximates the marginal tax rate.
(2) Tangible calculations eliminate the effect of goodwill and acquisition-related intangibles and the corresponding amortization expense on a tax-effected basis where applicable.

Glossary of Defined Terms

Term	Definition
ACL	Allowance for credit losses
Acquired loans	Loans acquired in a business combination
AFS	Securities available for sale
ALL	Allowance for loan and lease losses
AOCI	Accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basel III	Global regulatory standards on bank capital adequacy and liquidity published by the BCBS
BCBS	Basel Committee on Banking Supervision
CDE	IBERIA CDE, LLC
CET1	Common Equity Tier 1 Capital defined by Basel III capital rules
CFPB	Consumer Financial Protection Bureau
Company	IBERIABANK Corporation and Subsidiaries
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
ECL	Expected credit losses
EPS	Earnings per common share
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FOMC	Federal Open Market Committee
FRB	Board of Governors of the Federal Reserve System
GAAP	Accounting principles generally accepted in the United States of America
GSE	Government-sponsored enterprises
HTM	Securities held-to-maturity
IAM	IBERIA Asset Management, Inc.
IBERIABANK	Banking subsidiary of IBERIABANK Corporation
ICP	IBERIA Capital Partners, LLC
IFS	IBERIA Financial Services
IMC	IBERIABANK Mortgage Company
IWA	IBERIA Wealth Advisors
Legacy loans	Loans that were originated directly or otherwise underwritten by the Company
LIBOR	London Interbank Borrowing Offered Rate
LIHTC	Low-income housing tax credit
LTC	Lenders Title Company
MSA	Metropolitan statistical area
Non-GAAP	Financial measures determined by methods other than in accordance with GAAP
NPA	Non-performing asset
OCI	Other comprehensive income
OREO	Other real estate owned
OTTI	Other than temporary impairment
Parent	IBERIABANK Corporation
PCD	Purchased Financial Assets with Credit Deterioration
RRP	Recognition and Retention Plan
RULC	Reserve for unfunded lending commitments

SBA	Small Business Administration
SEC	Securities and Exchange Commission
TE	Fully taxable equivalent
TDR	Troubled debt restructuring
U.S.	United States of America

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risk are presented at December 31, 2016 in Part II, Item 7A of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 21, 2017. Additional information at June 30, 2017 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
Item 4. Controls and Procedures
An evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2017 was carried out under the supervision, and with the participation of, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”).
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

The risk factors below relate to the recently announced acquisition of Sabadell United Bank, N.A., which we refer to as "Sabadell," from Banco de Sabadell, S.A., which we refer to as "Banco Sabadell," and are in addition to the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. The Company completed its acquisition of Sabadell on July 31, 2017.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information concerning Iberiabank Corporation's repurchases of its outstanding common stock during the three-month period ended June 30, 2017, is included in the following table:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2017	—	—	—	747,494
May 1-31, 2017	—	—	—	747,494
June 1-30, 2017	—	—	—	747,494
Total	—	—	—	747,494

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

Restrictions on Dividends and Repurchase of Stock

Holders of IBERIABANK Corporation common stock are only entitled to receive such dividends as the Company's Board of Directors may declare out of funds legally available for such payments. Furthermore, holders of IBERIABANK Corporation common stock are subject to the prior dividend rights of any holders of the Company's preferred stock then outstanding. There were 13,750 shares of preferred stock outstanding at June 30, 2017.

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

IBERIABANK Corporation

Date: August 9, 2017	By:	/s/ Daryl G. Byrd
Daryl G. Byrd
President and Chief Executive Officer

Date: August 9, 2017	By:	/s/ Anthony J. Restel
Anthony J. Restel
Senior Executive Vice President and Chief Financial Officer