Form 10-Q
period 2017-09-30
IBERIABANK CORP
filed 2017-11-08
CIK 933141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☐

		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At October 31, 2017, the Registrant had 53,870,149 shares of common stock, $1.00 par value, which were issued and outstanding.

IBERIABANK CORPORATION AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

IBERIABANK CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	(unaudited)
(Dollars in thousands, except per share data)	September 30, 2017	December 31, 2016
Assets
Cash and due from banks	$298,173	$295,896
Interest-bearing deposits in banks	583,043	1,066,230
Total cash and cash equivalents	881,216	1,362,126
Securities available for sale, at fair value	4,736,339	3,446,097
Securities held to maturity (fair values of $176,315 and $89,932, respectively)	175,906	89,216
Mortgage loans held for sale, at fair value	141,218	157,041
Loans, net of unearned income	19,795,085	15,064,971
Allowance for loan losses	(136,628)	(144,719)
Loans, net	19,658,457	14,920,252
FDIC loss share receivables	9,780	—
Premises and equipment, net	330,800	306,373
Goodwill	1,158,683	726,856
Other intangible assets	122,796	32,967
Other assets	761,440	618,262
Total Assets	$27,976,635	$21,659,190
Liabilities
Deposits:
Non-interest-bearing	$5,963,943	$4,928,878
Interest-bearing	15,370,328	12,479,405
Total deposits	21,334,271	17,408,283
Short-term borrowings	1,523,704	509,136
Long-term debt	1,127,584	628,953
Other liabilities	264,302	173,124
Total Liabilities	24,249,861	18,719,496
Shareholders’ Equity
Preferred stock, $1 par value - 5,000,000 shares authorized
Non-cumulative perpetual, liquidation preference $10,000 per share; 13,750 and 13,750 shares issued and outstanding, respectively, including related surplus	132,097	132,097
Common stock, $1 par value - 100,000,000 shares authorized; 53,864,250 and 44,795,386 shares issued and outstanding, respectively	53,864	44,795
Additional paid-in capital	2,782,065	2,084,446
Retained earnings	771,697	704,391
Accumulated other comprehensive income (loss)	(12,949)	(26,035)
Total Shareholders’ Equity	3,726,774	2,939,694
Total Liabilities and Shareholders’ Equity	$27,976,635	$21,659,190
The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2017	2016	2017	2016
Interest and Dividend Income
Loans, including fees	$216,888	$167,784	$565,130	$497,344
Mortgage loans held for sale, including fees	1,209	1,774	3,429	5,025
Investment securities:
Taxable interest	24,067	12,042	62,177	38,584
Tax-exempt interest	2,179	1,773	6,303	5,107
Amortization of FDIC loss share receivable	—	(3,935)	—	(12,484)
Other	2,629	1,066	7,041	2,558
Total interest and dividend income	246,972	180,504	644,080	536,134
Interest Expense
Deposits:
NOW and MMDA	15,633	7,840	38,940	22,508
Savings	401	299	1,050	818
Time deposits	5,766	4,592	14,980	13,255
Short-term borrowings	4,152	753	4,655	1,900
Long-term debt	4,137	3,603	11,111	10,080
Total interest expense	30,089	17,087	70,736	48,561
Net interest income	216,883	163,417	573,344	487,573
Provision for loan losses	18,514	12,484	36,718	39,255
Net interest income after provision for loan losses	198,369	150,933	536,626	448,318
Non-interest Income
Mortgage income	16,050	21,807	49,895	67,738
Service charges on deposit accounts	12,534	11,066	35,097	32,957
Title revenue	5,643	6,001	16,574	16,881
Broker commissions	2,269	3,797	7,751	11,332
ATM/debit card fee income	3,658	3,483	11,043	10,636
Credit card and merchant-related income	3,724	3,501	10,470	8,888
Income from bank owned life insurance	1,263	1,305	3,815	3,918
Gain (loss) on sale of available for sale securities	(242)	12	(183)	1,997
Other non-interest income	8,168	8,849	21,917	26,236
Total non-interest income	53,067	59,821	156,379	180,583
Non-interest Expense
Salaries and employee benefits	106,970	85,028	275,140	250,875
Net occupancy and equipment	19,139	16,526	51,452	50,246
Communication and delivery	3,533	3,041	9,534	9,381
Marketing and business development	3,706	3,200	10,368	9,844
Data processing	12,899	6,076	27,146	18,095
Professional services	22,550	5,553	39,104	14,272
Credit and other loan related expense	7,532	1,928	15,838	7,530
Insurance	6,264	4,853	15,279	13,486
Travel and entertainment	2,601	1,915	7,837	6,236
Other non-interest expense	17,792	10,019	39,814	35,130
Total non-interest expense	202,986	138,139	491,512	415,095
Income before income tax expense	48,450	72,615	201,493	213,806
Income tax expense	18,806	24,547	69,358	72,159
Net Income	29,644	48,068	132,135	141,647
Less: Preferred stock dividends	3,598	3,590	8,146	7,020
Net Income Available to Common Shareholders	$26,046	$44,478	$123,989	$134,627

Income available to common shareholders - basic	$26,046	$44,478	$123,989	$134,627
Less: Earnings allocated to unvested restricted stock	283	462	1,052	1,464
Earnings allocated to common shareholders	$25,763	$44,016	$122,937	$133,163
Earnings per common share - Basic	$0.49	$1.08	$2.47	$3.27
Earnings per common share - Diluted	0.49	1.08	2.45	3.26
Cash dividends declared per common share	0.37	0.36	1.09	1.04
Comprehensive Income
Net Income	$29,644	$48,068	$132,135	$141,647
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period (net of tax effects of $472, $3,410, $7,430, and $15,605, respectively)	877	(6,334)	13,799	28,980
Less: Reclassification adjustment for gains (losses) included in net income (net of tax effects of $85, $4, $64, and $699, respectively)	(157)	8	(119)	1,298
Unrealized gains (losses) on securities, net of tax	1,034	(6,342)	13,918	27,682
Fair value of derivative instruments designated as cash flow hedges:
Change in fair value of derivative instruments designated as cash flow hedges during the period (net of tax effects of $24, $78, $314, and $3,397, respectively)	(158)	146	(1,081)	(6,309)
Less: Reclassification adjustment for gains (losses) included in net income (net of tax effects of $55, $0, $134, and $0, respectively)	(101)	—	(249)	—
Fair value of derivative instruments designated as cash flow hedges, net of tax	(57)	146	(832)	(6,309)
Other comprehensive income (loss), net of tax	977	(6,196)	13,086	21,373
Comprehensive income	$30,621	$41,872	$145,221	$163,020
The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
(unaudited)

					Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Preferred Stock		Common Stock
(In thousands, except share and per share data)	Shares	Amount	Shares	Amount
Balance, December 31, 2015	8,000	$76,812	41,139,537	$41,140	$1,797,982	$584,486	$(1,585)	$2,498,835
Net income	—	—	—	—	—	141,647	—	141,647
Other comprehensive income/(loss)	—	—	—	—	—	—	21,373	21,373
Cash dividends declared, $1.04 per share	—	—	—	—	—	(42,805)	—	(42,805)
Preferred stock dividends	—	—	—	—	—	(7,020)	—	(7,020)
Common stock issued under incentive plans, net of shares surrendered in payment, including tax benefit	—	—	144,670	145	87	—	—	232
Preferred stock issued	5,750	55,285	—	—	—	—	—	55,285
Common stock repurchases	—	—	(202,506)	(203)	(11,463)	—	—	(11,666)
Share-based compensation cost	—	—	—	—	11,229	—	—	11,229
Balance, September 30, 2016	13,750	$132,097	41,081,701	$41,082	$1,797,835	$676,308	$19,788	$2,667,110

Balance, December 31, 2016	13,750	$132,097	44,795,386	$44,795	$2,084,446	$704,391	$(26,035)	$2,939,694
Net income	—	—	—	—	—	132,135	—	132,135
Other comprehensive income/(loss)	—	—	—	—	—	—	13,086	13,086
Cash dividends declared, $1.09 per share	—	—	—	—	—	(56,683)	—	(56,683)
Preferred stock dividends	—	—	—	—	—	(8,146)	—	(8,146)
Common stock issued under incentive plans, net of shares surrendered in payment	—	—	358,560	359	(1,964)	—	—	(1,605)
Common stock issued	—	—	8,710,304	8,710	688,084	—	—	696,794
Share-based compensation cost	—	—	—	—	11,499	—	—	11,499
Balance, September 30, 2017	13,750	$132,097	53,864,250	$53,864	$2,782,065	$771,697	$(12,949)	$3,726,774

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended September 30,
(Dollars in thousands)	2017	2016
Cash Flows from Operating Activities
Net income	$132,135	$141,647
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	13,489	3,414
Amortization of purchase accounting and market value adjustments	(32,766)	(13,803)
Provision for loan losses	36,718	39,255
Share-based compensation cost - equity awards	11,499	11,229
(Gain)/loss on sale of assets, net	(23)	(64)
(Gain)/loss on sale of available for sale securities	183	(1,997)
(Gain)/loss on sale of OREO, net	(3,309)	(5,798)
Amortization of premium/discount on securities, net	20,337	16,288
Loss on abandonment of fixed assets	4,007	—
Derivative (gains) on swaps	(383)	—
Expense for deferred income taxes	12,438	3,008
Originations of mortgage loans held for sale	(1,415,447)	(1,922,021)
Proceeds from sales of mortgage loans held for sale	1,475,038	1,940,605
Realized and unrealized (gain)/loss on mortgage loans held for sale, net	(48,944)	(77,271)
Other operating activities, net	14,445	41,427
Net Cash Provided by Operating Activities	219,417	175,919
Cash Flows from Investing Activities
Proceeds from sales of available for sale securities	577,891	197,733
Proceeds from maturities, prepayments and calls of available for sale securities	410,419	349,361
Purchases of available for sale securities, net of available for sale securities acquired	(1,312,762)	(594,143)
Proceeds from maturities, prepayments and calls of held to maturity securities	6,714	7,597
Purchases of held to maturity securities	(94,179)	—
Purchases of equity securities, net of equity securities acquired	(40,749)	(31,380)
Proceeds from sales of equity securities	6,119	—
Reimbursement of recoverable covered asset losses to the FDIC	(127)	(7,173)
Increase in loans, net of loans acquired	(699,684)	(568,844)
Proceeds from sales of premises and equipment	2,750	1,200
Purchases of premises and equipment, net of premises and equipment acquired	(31,522)	(9,436)
Proceeds from dispositions of OREO	11,653	28,089
Cash paid for investments in tax credit entities	(7,160)	(16,817)
Cash paid for acquisition of a business, net of cash received	(490,509)	—
Other investing activities, net	1,020	(490)
Net Cash Used in Investing Activities	(1,660,126)	(644,303)
Cash Flows from Financing Activities
Increase/(decrease) in deposits, net of deposits acquired	(456,350)	344,130
Net change in short-term borrowings, net of borrowings acquired	494,029	386,655
Proceeds from long-term debt	516,620	346,754
Repayments of long-term debt	(17,342)	(13,826)
Cash dividends paid on common stock	(52,841)	(42,003)
Cash dividends paid on preferred stock	(8,146)	(6,077)
Net share-based compensation stock transactions	(1,922)	118

Payments to repurchase common stock	—	(11,666)
Net proceeds from issuance of common stock	485,751	—
Net proceeds from issuance of preferred stock	—	55,285
Net Cash Provided by Financing Activities	959,799	1,059,370
Net Increase (Decrease) In Cash and Cash Equivalents	(480,910)	590,986
Cash and Cash Equivalents at Beginning of Period	1,362,126	510,267
Cash and Cash Equivalents at End of Period	$881,216	$1,101,253
Supplemental Schedule of Non-cash Activities
Acquisition of real estate in settlement of loans	$6,873	$5,813
Common stock issued in acquisitions	$211,043	$—
Supplemental Disclosures
Cash paid for:
Interest on deposits and borrowings	$69,057	$46,656
Income taxes, net	$67,434	$54,560
The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 1 - BASIS OF PRESENTATION
General
IBERIABANK Corporation is a regional financial holding company with offices in Louisiana, Arkansas, Tennessee, Alabama, Texas, Florida, Georgia, and South Carolina, offering commercial, private banking, consumer, small business, wealth and trust management, retail brokerage, mortgage, and title insurance services. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts reported in prior periods have been reclassified to conform to the current period presentation. These reclassifications did not have a material effect on previously reported consolidated financial statements.
The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information or footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring items, necessary for a fair presentation of the consolidated financial statements have been made. These interim financial statements should be read in conjunction with the audited consolidated financial statements and footnote disclosures for the Company previously filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Operating results for the period ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.
When we refer to the “Company,” “we,” “our,” or “us” in this Report, we mean IBERIABANK Corporation and subsidiaries (consolidated). When we refer to the “Parent,” we mean IBERIABANK Corporation. See the Glossary of Defined Terms at the end of this Report for terms used throughout this Report.
Concentrations of Credit Risk
Most of the Company’s business activity is with customers located in the southeastern United States. The Company’s lending activity is concentrated in its market areas within those states. The Company has emphasized originations of commercial loans and private banking loans, defined as loans to higher net worth clients. Repayments on loans are expected to come from cash flows of the borrower and/or guarantor. Losses on secured loans are limited by the net realizable value of the collateral upon default of the borrowers and guarantor support. The Company believes it does not have any excessive concentrations to any one industry, loan type, or customer.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS
Pronouncements adopted during the nine months ended September 30, 2017:
ASU No. 2016-09
The Company adopted the amendments of ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, effective January 1, 2017 as follows: (i) prospective adoption of the recognition of excess tax benefits associated with vested or settled awards in the statement of comprehensive income; (ii) prospective adoption of the exclusion of excess tax benefits from assumed proceeds for the calculation of diluted EPS; (iii) modified retrospective adoption of the minimum statutory withholdings requirements; (iv) modified retrospective adoption of the accounting policy election to account for forfeitures as they occur; and (v) prospective adoption of the classifications of certain cash flows associated with stock compensation. The adoption of these amendments did not, either individually or in aggregate, have a significant impact on the Company’s consolidated financial statements.
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
The amendments in ASU No. 2014-09 will be effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company will adopt the amendments beginning January 1, 2018 through the modified-retrospective transition method. A significant amount of the Company’s revenues are derived from net interest income on financial assets and liabilities, which are excluded from the scope of the amended guidance. Preliminary results indicate that certain non-interest income financial statement line items, including service charges on deposit accounts, broker commissions, and other non-interest income, contain revenue streams that are in scope of these updates. Based on the Company’s preliminary scoping, walkthroughs, and contract reviews, it does not expect to recognize a significant cumulative adjustment to equity upon implementation of the standard; however, the Company is still finalizing its review. The Company anticipates an insignificant reclassification adjustment to its consolidated statements of comprehensive income related to the net presentation of certain costs associated with interchange fees and rewards programs. Overall, the Company does not expect a significant impact to the consolidated statements of comprehensive income or consolidated balance sheets based on the amendments.  The Company is in the process of developing additional quantitative and qualitative disclosures that will be required upon adoption of this revenue recognition ASU.
ASU No. 2016-01
In January 2016, the FASB issued ASU No. 2016-01, Financial Statements - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU will impact how the Company measures certain equity investments and discloses and presents certain financial instruments through the application of the “exit price” notion.
ASU No. 2016-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. An entity will record a cumulative-effect adjustment to beginning retained earnings as of the beginning of the first reporting period in which the guidance is adopted, with two exceptions. The amendments related to equity investments without readily determinable fair values (including disclosure requirements) and the requirement to use the “exit price” notion to measure the fair value of financial instruments for disclosure purposes will be applied prospectively.
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
The Company occupies certain banking offices and equipment under operating lease agreements, which currently are not recognized in the consolidated balance sheets. Based on the Company’s preliminary analysis of its current portfolio, the impact to the Company’s consolidated balance sheets is estimated to result in less than a 1% increase in assets and liabilities. The Company is also currently assessing the practical expedients it may elect at adoption, the final determination of the incremental borrowing rate, and the impact to regulatory capital ratios; amongst other matters associated with this ASU.
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
The Company is currently evaluating the impact of this ASU on its consolidated financial statements.
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
ASU No. 2017-04 will be effective for annual reporting periods beginning after December 15, 2019, including interim reporting periods within those periods.  The amendments will be applied prospectively on or after the effective date.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  Based on historical goodwill impairments tests, which did not require the application of Step 2, the Company does not expect the adoption of this ASU to have an immediate impact.
ASU 2017-12
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which amends the hedge accounting model to enable entities to better portray the economics of their risk management activities in the financial statements and enhance the transparency and understandability of hedge results.
The amendments within ASU 2017-12 include:

•	Elimination of the requirement to separately measure and report periodic hedge ineffectiveness for cash flow and net investment hedges.

•	Recognition and presentation of changes in the fair value of the hedging instrument.

•	Recognition and presentation of components excluded from an entity’s hedge effectiveness assessment.

•	Addition of the ability to elect to perform subsequent effectiveness assessments qualitatively.

•	Elimination of the benchmark interest rate concept for variable-rate instruments in cash flow hedges by allowing the designation of the contractually specified interest rate as the hedged risk.

•	Addition of the Securities Industry and Financial Markets Association Municipal Swap Rate as a benchmark interest rate.

•	Addition of the ability to define a long-haul methodology to employ in the event a hedge ceases to qualify under the shortcut method.

•	Addition of the ability to apply the shortcut method to partial-term fair value hedges of interest rate risk.

•
Enhancement of the ability to use the critical-terms-match method for a cash flow hedge of groups of forecasted transactions when the timing of the hedged transactions does not perfectly match the hedging instrument’s maturity date.

•	Addition of new, and amendments to existing, disclosure requirements.

ASU No. 2017-12 will be effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within those periods. Early adoption is permitted in any interim period or fiscal year before the effective date. The implementation of the amendments will not have a significant impact on the Company’s consolidated financial statements based upon its current hedging strategies.

NOTE 3 –ACQUISITION ACTIVITY

The Company completed the acquisition of Sabadell United Bank, N.A. ("Sabadell United") from Banco de Sabadell, S.A. on July 31, 2017. The acquisition added $4.0 billion in loans and $4.4 billion in deposits after fair value adjustments. The consolidated financial statements reflect the impact of the acquisition beginning on the acquisition date and are subject to future refinements to purchase accounting adjustments. The acquisition expanded our presence in Southeast Florida adding 25 offices serving the Miami metropolitan area and three offices in Naples, Sarasota and Tampa.

Under the terms of the Stock Purchase Agreement, Banco de Sabadell, S.A. received $809.2 million in cash and 2,610,304 shares of IBERIABANK Corporation common stock in exchange for 100 percent of Sabadell United's common stock. The cash consideration was financed through two public common stock offerings completed on December 7, 2016, and March 7, 2017.
The acquisition of Sabadell United constituted a business combination. The Company accounts for business combinations under the acquisition method in accordance with ASC Topic 805, Business Combinations. Accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at their estimated fair value on the acquisition date. The determination of estimated fair values requires management to make certain estimates about discount rates, future expected cash flows, market conditions, and other future events that are highly subjective in nature and may require adjustments. Upon receipt of final fair value estimates during the measurement period, which must be within one year of the acquisition date, the Company will record any adjustments to the preliminary fair value estimates in the reporting period in which the adjustments are determined. Fair value adjustments based on updated estimates could materially affect the goodwill recorded on the acquisition. The Company may incur losses on the acquired loans that are materially different from losses the Company originally projected.
During the third quarter of 2017, the Company recorded preliminary purchase price allocations related to Sabadell United, which resulted in goodwill of $431.8 million. The following table summarizes the consideration paid for Sabadell United's net assets and the amount of acquired identifiable assets and liabilities assumed as of the acquisition date.
Acquisition of Sabadell United

(Dollars in thousands)	Number of Shares	Amount
Equity consideration
Common stock issued	2,610,304	$211,043
Total equity consideration		211,043
Non-equity consideration
Cash		809,159
Total consideration paid		1,020,202
Fair value of net assets assumed including identifiable intangible assets		588,375
Goodwill		$431,827

(Dollars in thousands)	Sabadell United Fair Value (Preliminary)
Assets
Cash and cash equivalents	$318,650
Investment securities	964,123
Loans	4,026,240
Core deposit intangible	96,607
Deferred tax asset, net	38,922
Other assets	89,935
Total assets acquired	$5,534,477
Liabilities
Deposit liabilities	$4,383,049
Short-term borrowings	520,539
Other liabilities	42,514
Total liabilities assumed	$4,946,102

Information regarding the allocation of goodwill recorded as a result of the acquisition to the Company's reportable segments is provided in Note 7 "Goodwill and Other Intangible Assets." The goodwill recorded as a result of the acquisition is not deductible for tax purposes.
The following is a description of the methods used to determine the fair values of significant assets acquired and liabilities assumed presented above.

Cash and Cash Equivalents: The carrying amount of these assets is a reasonable estimate of fair value based on the short-term nature of these assets.

Investment Securities: Fair values for securities were based on quoted market prices from multiple bond dealers. The simple average of the prices received was used to calculate the adjustments.

Loans: Fair values for loans were based on a discounted cash flow methodology that considered factors including loan type, classification status, remaining term of the loan, fixed or variable interest rate, amortization status and current discount rates. The discount rates used for loans were based on current market rates for new originations of comparable loans and included adjustments for any liquidity concerns. The discount rate did not include an explicit factor for credit losses, as that was included as a reduction to the estimated cash flows.

Core Deposit Intangible (CDI): The fair value for core deposit intangible assets was estimated based on a discounted cash flow methodology that gave appropriate consideration to expected customer attrition rates, net maintenance cost of the deposit base, alternative cost of funds, and the interest costs associated with the customer deposits. The CDI is being amortized over its estimated useful life of approximately ten years utilizing an accelerated method.

Deposit Liabilities: The fair values used for the demand and savings deposits by definition equal the amount payable on demand at the acquisition date. Fair values for time deposits were estimated using a discounted cash flow analysis, that applied interest rates currently being offered to the contractual interest rates on such time deposits.

Short-term Borrowings: The carrying amount of short-term borrowings is a reasonable estimate of fair value based on the short-term nature of these liabilities.
The following table presents financial information regarding the former Sabadell United operations included in our unaudited consolidated statements of comprehensive income from the acquisition date (July 31, 2017) through September 30, 2017 under the column "Actual from acquisition date." The following table also presents unaudited pro forma information as if the acquisition occurred on January 1, 2016 under the "Unaudited Pro Forma" columns. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company acquired Sabadell United on January 1, 2016. Furthermore, cost savings and other business synergies related to the acquisition are not reflected in the pro forma amounts.

		Unaudited Pro Forma for
		Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	Actual from acquisition date through September 30, 2017	2017	2016	2017	2016
Net interest income	$20,611	$232,828	$210,736	$688,846	$632,209
Non-interest income	1,018	54,511	63,756	164,360	191,267
Net income	13,207	30,663	61,144	162,850	183,433

This pro forma information combines the historical consolidated results of operations of IBERIABANK and Sabadell United for the periods presented and gives effect to the following non recurring adjustments:

Fair value adjustments: Pro forma adjustment to net interest income of $3.0 million and $9.7 million for the three months ended September 30, 2017 and 2016, respectively and $20.3 million and $29.1 million for the nine months ended September 30, 2017 and 2016, respectively, to record estimated amortization of premiums and accretion of discounts on acquired loans, securities, and deposits.

Sabadell United accretion / amortization: Pro forma adjustment to net interest income of $0.02 million and $1.0 million for the three months ended September 30, 2017 and 2016, respectively and $1.3 million and $3.1 million for the nine months ended September 30, 2017 and 2016, respectively, to eliminate Sabadell United's amortization of premiums and accretion of discounts on previously acquired loans, securities, FDIC indemnification asset, and deposits.

Sabadell United provision for loan losses: Pro forma adjustments were made to provision for loan losses of $0.9 million and $1.5 million for the three months ended September 30, 2017 and 2016, respectively and $6.4 million and $4.4 million for the nine months ended September 30, 2017 and 2016, respectively, to eliminate the reversal (benefit) of Sabadell United's release of provision for loan losses and to account for the provision for loan losses on new loans originated during the periods presented.

Amortization of acquired intangibles: Pro forma adjustment to non-interest expense of $1.1 million and $3.4 million for the three months ended September 30, 2017 and 2016, respectively, and $7.7 million and $10.3 million for the nine months ended September 30, 2017 and 2016, respectively, to record estimated amortization of acquired intangible assets.

Other adjustments: Pro forma results also include adjustments related to the removal of benefit from release of reserve for unfunded lending commitments, removal of FDIC clawback liability expense, adjustments to FDIC insurance and other regulatory assessment expenses and related income tax effects.

Merger-related costs: Pro forma results include IBERIABANK merger-related costs which primarily included, but were not limited to, compensation/benefits, professional services, data processing fees, and legal expenses totaling $28.5 million and $29.6 million for the three and nine-months ended September 30, 2017, respectively.

NOTE 4 – INVESTMENT SECURITIES
The amortized cost and fair values of investment securities, with gross unrealized gains and losses, consist of the following:

	September 30, 2017
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$60,940	$99	$(171)	$60,868
Obligations of state and political subdivisions	273,938	5,226	(1,516)	277,648
Mortgage-backed securities	4,300,673	7,448	(29,968)	4,278,153
Other securities	119,553	553	(436)	119,670
Total securities available for sale	$4,755,104	$13,326	$(32,091)	$4,736,339
Securities held to maturity:
Obligations of state and political subdivisions	$153,775	$1,413	$(483)	$154,705
Mortgage-backed securities	22,131	47	(568)	21,610
Total securities held to maturity	$175,906	$1,460	$(1,051)	$176,315

	December 31, 2016
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$212,662	$245	$(549)	$212,358
Obligations of state and political subdivisions	286,458	1,948	(5,207)	283,199
Mortgage-backed securities	2,888,180	4,820	(41,291)	2,851,709
Other securities	98,974	361	(504)	98,831
Total securities available for sale	$3,486,274	$7,374	$(47,551)	$3,446,097
Securities held to maturity:
Obligations of state and political subdivisions	$64,726	$1,609	$(133)	$66,202
Mortgage-backed securities	24,490	57	(817)	23,730
Total securities held to maturity	$89,216	$1,666	$(950)	$89,932
Securities with carrying values of $1.9 billion and $1.5 billion were pledged to secure public deposits and other borrowings at September 30, 2017 and December 31, 2016, respectively.

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows:

	September 30, 2017
	Less Than Twelve Months		Twelve Months or More		Total
(Dollars in thousands)	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$(171)	$54,825	$—	$—	$(171)	$54,825
Obligations of state and political subdivisions	(204)	29,563	(1,312)	68,827	(1,516)	98,390
Mortgage-backed securities	(18,703)	2,416,882	(11,265)	474,232	(29,968)	2,891,114
Other Securities	(420)	67,683	(16)	1,324	(436)	69,007
Total securities available for sale	$(19,498)	$2,568,953	$(12,593)	$544,383	$(32,091)	$3,113,336

Securities held to maturity:
Obligations of state and political subdivisions	$(456)	$85,456	$(27)	$3,031	$(483)	$88,487
Mortgage-backed securities	(20)	2,096	(548)	19,117	(568)	21,213
Total securities held to maturity	$(476)	$87,552	$(575)	$22,148	$(1,051)	$109,700

	December 31, 2016
	Less Than Twelve Months		Twelve Months or More		Total
(Dollars in thousands)	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$(549)	$150,554	$—	$—	$(549)	$150,554
Obligations of state and political subdivisions	(5,207)	148,059	—	—	(5,207)	148,059
Mortgage-backed securities	(38,667)	2,191,563	(2,624)	98,912	(41,291)	2,290,475
Other Securities	(451)	36,484	(53)	3,850	(504)	40,334
Total securities available for sale	$(44,874)	$2,526,660	$(2,677)	$102,762	$(47,551)	$2,629,422

Securities held to maturity:
Obligations of state and political subdivisions	$(133)	$10,602	$—	$—	$(133)	$10,602
Mortgage-backed securities	(330)	12,288	(487)	10,960	(817)	23,248
Total securities held to maturity	$(463)	$22,890	$(487)	$10,960	$(950)	$33,850
The Company assessed the nature of the unrealized losses in its portfolio as of September 30, 2017 and December 31, 2016 to determine if there are losses that should be deemed other-than-temporary. In its analysis of these securities, management considered numerous factors to determine whether there were instances where the amortized cost basis of the debt securities would not be fully recoverable, including, but not limited to:

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

Management believes it has considered these factors, as well as all relevant information available, when determining the expected future cash flows of the securities in question. In each instance, management has determined the cost basis of the securities would be fully recoverable. Management also has the intent to hold debt securities until their maturity or anticipated recovery if the security is classified as available for sale. In addition, management does not believe the Company will be required to sell debt securities before the anticipated recovery of the amortized cost basis of the security. As a result of the Company's analysis, no declines in the estimated fair value of the Company's investment securities were deemed to be other-than-temporary at September 30, 2017 or December 31, 2016.
At September 30, 2017, 439 debt securities had unrealized losses of 1.02% of the securities’ amortized cost basis. At December 31, 2016, 397 debt securities had unrealized losses of 1.79% of the securities’ amortized cost basis. The unrealized losses for each of the securities related to market interest rate changes and not credit concerns of the issuers. Additional information on securities that have been in a continuous loss position for over twelve months at September 30, 2017 and December 31, 2016 is presented in the following table.

(Dollars in thousands)	September 30, 2017	December 31, 2016
Number of securities:
Mortgage-backed securities	91	28
Obligations of state and political subdivisions	28	—
Other	2	3
	121	31
Amortized Cost Basis:
Mortgage-backed securities	$505,161	$112,983
Obligations of state and political subdivisions	73,197	—
Other	1,341	3,903
	$579,699	$116,886
Unrealized Loss:
Mortgage-backed securities	$11,812	$3,111
Obligations of state and political subdivisions	1,339	—
Other	17	53
	$13,168	$3,164

The securities noted above carry a rating of AA+/AA- by S&P and Aaa/Aa3 by Moody's.
The amortized cost and estimated fair value of investment securities by maturity at September 30, 2017 are presented in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities. Weighted average yields are calculated on the basis of the yield to maturity based on the amortized cost of each security.

	Securities Available for Sale			Securities Held to Maturity
(Dollars in thousands)	Weighted Average Yield	Amortized Cost	Estimated Fair Value	Weighted Average Yield	Amortized Cost	Estimated Fair Value
Within one year or less	0.65%	$38,171	$38,071	2.86%	$1,629	$1,642
One through five years	2.02	133,177	133,407	3.01	8,736	8,838
After five through ten years	2.38	840,457	842,821	2.80	35,075	35,733
Over ten years	2.28	3,743,299	3,722,040	2.59	130,466	130,102
	2.27%	$4,755,104	$4,736,339	2.66%	$175,906	$176,315

The following is a summary of realized gains and losses from the sale of securities classified as available for sale. Gains or losses on securities sold are recorded on the trade date, using the specific identification method.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	2017	2016
Realized gains	$667	$12	$909	$2,947
Realized losses	(909)	—	(1,092)	(950)
	$(242)	$12	$(183)	$1,997
In addition to the gains above, the Company realized certain gains on calls of securities held to maturity that were not significant to the consolidated financial statements.
Other Equity Securities
The Company accounts for the following securities at amortized cost, which approximates fair value, in “other assets” on the consolidated balance sheets:

(Dollars in thousands)	September 30, 2017	December 31, 2016
Federal Home Loan Bank (FHLB) stock	$93,672	$42,326
Federal Reserve Bank (FRB) stock	64,728	48,584
Other investments	3,008	2,808
	$161,408	$93,718

NOTE 5 – LOANS
Loans consist of the following, segregated into legacy and acquired loans, for the periods indicated:

	September 30, 2017
(Dollars in thousands)	Legacy Loans	Acquired Loans	Total
Commercial loans:
Commercial real estate- construction	$1,053,245	$244,726	$1,297,971
Commercial real estate- owner-occupied	1,807,670	606,836	2,414,506
Commercial real estate- non-owner-occupied	3,326,556	1,690,592	5,017,148
Commercial and industrial	3,497,374	945,711	4,443,085
Energy-related	610,610	1,003	611,613
	10,295,455	3,488,868	13,784,323

Residential mortgage loans:	1,041,660	1,983,310	3,024,970

Consumer and other loans:
Home equity	1,885,226	435,007	2,320,233
Indirect automobile	76,165	24	76,189
Other	535,310	54,060	589,370
	2,496,701	489,091	2,985,792
Total	$13,833,816	$5,961,269	$19,795,085

	December 31, 2016
(Dollars in thousands)	Legacy Loans	Acquired Loans	Total
Commercial loans:
Commercial real estate- construction	$740,761	$61,408	$802,169
Commercial real estate- owner-occupied	1,784,624	450,012	2,234,636
Commercial real estate- non-owner-occupied	3,097,929	667,532	3,765,461
Commercial and industrial	3,194,796	348,326	3,543,122
Energy-related	559,289	1,904	561,193
	9,377,399	1,529,182	10,906,581

Residential mortgage loans:	854,216	413,184	1,267,400

Consumer and other loans:
Home equity	1,783,421	372,505	2,155,926
Indirect automobile	131,048	4	131,052
Other	548,840	55,172	604,012
	2,463,309	427,681	2,890,990
Total	$12,694,924	$2,370,047	$15,064,971
In the third quarter of 2017, the Company acquired the assets and liabilities of Sabadell United. Certain loans that were acquired in this transaction were covered by loss share agreements between the FDIC and Sabadell United. These FDIC loss share agreements were assumed in connection with the Company's acquisition of Sabadell United, which afforded IBERIABANK loss protection. Covered loans, which are included in the September 30, 2017 acquired loans table above, were $169.2 million at September 30, 2017.
Net deferred loan origination fees were $26.2 million and $22.6 million at September 30, 2017 and December 31, 2016, respectively. In addition to loans issued in the normal course of business, the Company considers overdrafts on customer deposit accounts to be loans and reclassifies these overdrafts as loans in its consolidated balance sheets. At September 30, 2017 and December 31, 2016, overdrafts of $4.8 million and $4.2 million, respectively, have been reclassified to loans.
Loans with carrying values of $5.0 billion and $4.5 billion were pledged as collateral for borrowings at September 30, 2017 and December 31, 2016, respectively.

Aging Analysis
The following tables provide an analysis of the aging of loans as of September 30, 2017 and December 31, 2016. Due to the difference in accounting for acquired loans, the tables below further segregate the Company’s loans between loans originated, or renewed and underwritten by the Company ("legacy loans") and acquired loans. Loan premiums/discounts in the tables below include preliminary discounts recorded on acquired Sabadell United loans, which are subject to change upon receipt of final fair value estimates during the measurement period.

	September 30, 2017
	Legacy loans
	Accruing
(Dollars in thousands)	Current or less than 30 days past due	30-59 days	60-89 days	> 90 days	Total Past Due	Non-accrual Loans	Total Loans
Commercial real estate - construction	$1,051,124	$690	$—	$—	$690	$1,431	$1,053,245
Commercial real estate - owner-occupied	1,792,517	4,694	131	—	4,825	10,328	1,807,670
Commercial real estate- non-owner-occupied	3,319,997	289	1,063	136	1,488	5,071	3,326,556
Commercial and industrial	3,464,455	4,797	1,584	1,373	7,754	25,165	3,497,374
Energy-related	546,006	—	2,175	—	2,175	62,429	610,610
Residential mortgage	1,023,475	4,030	1,785	464	6,279	11,906	1,041,660
Consumer - home equity	1,866,137	6,184	2,202	—	8,386	10,703	1,885,226
Consumer - indirect automobile	73,499	1,683	262	12	1,957	709	76,165
Consumer - credit card	87,109	256	144	—	400	445	87,954
Consumer - other	442,059	3,515	647	6	4,168	1,129	447,356
Total	$13,666,378	$26,138	$9,993	$1,991	$38,122	$129,316	$13,833,816

	December 31, 2016
	Legacy loans
	Accruing
(Dollars in thousands)	Current or less than 30 days past due	30-59 days	60-89 days	> 90 days	Total Past Due	Non-accrual Loans	Total Loans
Commercial real estate - construction	$740,761	$—	$—	$—	$—	$—	$740,761
Commercial real estate - owner-occupied	1,775,695	959	127	—	1,086	7,843	1,784,624
Commercial real estate- non-owner-occupied	3,088,207	902	224	—	1,126	8,596	3,097,929
Commercial and industrial	3,158,700	3,999	870	—	4,869	31,227	3,194,796
Energy-related	407,434	—	1,526	—	1,526	150,329	559,289
Residential mortgage	836,509	2,012	1,577	1,104	4,693	13,014	854,216
Consumer - home equity	1,768,763	5,249	1,430	—	6,679	7,979	1,783,421
Consumer - indirect automobile	127,054	2,551	405	—	2,956	1,038	131,048
Consumer - credit card	81,602	199	99	—	298	624	82,524
Consumer - other	462,650	2,155	618	—	2,773	893	466,316
Total	$12,447,375	$18,026	$6,876	$1,104	$26,006	$221,543	$12,694,924

	September 30, 2017
	Acquired loans (1) (2)
	Accruing
(Dollars in thousands)	Current or Less Than 30 days past due	30-59 days	60-89 days	> 90 days	Total Past Due	Non-accrual Loans	Discount/Premium	Acquired Impaired Loans	Total Loans
Commercial real estate - construction	$212,655	$3,405	$—	$—	$3,405	$1,207	$(8,599)	$36,058	$244,726
Commercial real estate - owner-occupied	498,667	606	—	—	606	5,974	(4,775)	106,364	606,836
Commercial real estate- non-owner-occupied	1,615,204	9,847	936	—	10,783	3,869	(38,537)	99,273	1,690,592
Commercial and industrial	911,877	469	—	2	471	2,464	(642)	31,541	945,711
Energy-related	855	149	—	—	149	—	(1)	—	1,003
Residential mortgage	1,899,229	3,663	333	200	4,196	1,373	(50,868)	129,380	1,983,310
Consumer - home equity	360,526	2,142	393	—	2,535	1,024	(3,822)	74,744	435,007
Consumer - indirect automobile	18	—	—	—	—	—	—	6	24
Consumer - credit card	—	—	—	—	—	—	—	501	501
Consumer - other	49,438	596	103	—	699	195	(791)	4,018	53,559
Total	$5,548,469	$20,877	$1,765	$202	$22,844	$16,106	$(108,035)	$481,885	$5,961,269

	December 31, 2016
	Acquired loans (1) (2)
	Accruing
(Dollars in thousands)	Current or Less Than 30 days past due	30-59 days	60-89 days	> 90 days	Total Past Due	Non-accrual Loans	Discount/Premium	Acquired Impaired Loans	Total Loans
Commercial real estate - construction	$26,714	$—	$—	$—	$—	$1,946	$(243)	$32,991	$61,408
Commercial real estate - owner-occupied	326,761	493	55	—	548	166	(3,084)	125,621	450,012
Commercial real estate- non-owner-occupied	544,731	223	—	32	255	1,055	(565)	122,056	667,532
Commercial and industrial	314,990	73	51	—	124	1,317	(837)	32,732	348,326
Energy-related	1,910	—	—	—	—	—	(6)	—	1,904
Residential mortgage	290,031	328	989	—	1,317	719	(1,835)	122,952	413,184
Consumer - home equity	286,411	1,078	189	250	1,517	1,395	(5,237)	88,419	372,505
Consumer - indirect automobile	—	—	—	—	—	—	—	4	4
Consumer - credit card	468	—	—	—	—	—	—	—	468
Consumer - other	49,449	391	97	—	488	360	(1,004)	5,411	54,704
Total	$1,841,465	$2,586	$1,381	$282	$4,249	$6,958	$(12,811)	$530,186	$2,370,047

(1)	Past due and non-accrual information presents acquired loans at the gross loan balance, prior to application of discounts.

(2)
Past due and non-accrual loan amounts exclude acquired impaired loans, even if contractually past due or if the Company does not expect to receive payment in full, as the Company is currently accreting interest income over the expected life of the loans.

Acquired Loans
As discussed in Note 3, during the third quarter of 2017, the Company acquired loans with fair values of $4.0 billion from Sabadell United. Of the total loans acquired, $3.96 billion were determined to have no evidence of deteriorated credit quality and are accounted for under ASC Topics 310-10 and 310-20. The remaining $65.9 million were determined to exhibit deteriorated credit quality since origination under ASC 310-30. The tables below show the balances acquired during the third quarter of 2017 for these two subsections of the portfolio as of the acquisition date. These amounts are subject to change due to the finalization of purchase accounting adjustments.

(Dollars in thousands)	Acquired Non-Impaired Loans
Contractually required principal and interest at acquisition	$4,914,185
Expected losses and foregone interest	(54,226)
Cash flows expected to be collected at acquisition	4,859,959
Fair value of acquired loans at acquisition	$3,960,308

(Dollars in thousands)	Acquired Impaired Loans
Contractually required principal and interest at acquisition	$111,114
Non-accretable difference (expected losses and foregone interest)	(12,245)
Cash flows expected to be collected at acquisition	98,869
Accretable yield	(32,937)
Basis in acquired loans at acquisition	$65,932
The following is a summary of changes in the accretable difference for all loans accounted for under ASC 310-30 during the nine months ended September 30:

(Dollars in thousands)	2017	2016
Balance at beginning of period	$175,054	$227,502
Additions	32,937	—
Transfers from non-accretable difference to accretable yield	4,977	5,491
Accretion	(42,435)	(52,603)
Changes in expected cash flows not affecting non-accretable differences (1)	(242)	12,743
Balance at end of period	$170,291	$193,133

(1)
Includes changes in cash flows expected to be collected due to the impact of changes in actual or expected timing of liquidation events, modifications, changes in interest rates and changes in prepayment assumptions.

Troubled Debt Restructurings
Information about the Company’s troubled debt restructurings ("TDRs") at September 30, 2017 and 2016 is presented in the following tables. Modifications of loans that are accounted for within a pool under ASC Topic 310-30 are excluded as TDRs. Accordingly, such modifications do not result in the removal of those loans from the pool, even if the modification of those loans would otherwise be considered a TDR. As a result, all such acquired loans that would otherwise meet the criteria for classification as a TDR are excluded from the tables below.
TDRs totaling $24.6 million and $51.5 million and $75.1 million and $218.6 million occurred during the three and nine months ended September 30, 2017 and September 30, 2016, respectively, through modification of the original loan terms.
The following table provides information on how the TDRs were modified during the periods indicated:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2017	2016	2017	2016
Extended maturities	$3,184	$19,620	$18,177	$76,059
Maturity and interest rate adjustment	204	1,958	5,151	26,372
Movement to or extension of interest-rate only payments	3,560	1,256	3,692	1,689
Interest rate adjustment	—	—	25	133
Forbearance	841	51,285	5,528	75,953
Other concession(s) (1)	16,797	949	18,944	38,390
Total	$24,586	$75,068	$51,517	$218,596

(1)	Other concessions may include covenant waivers, forgiveness of principal or interest associated with a customer bankruptcy, or a combination of any of the above concessions.

Of the $24.6 million of TDRs occurring during the three months ended September 30, 2017, $22.9 million are on accrual status and $1.7 million are on non-accrual status. Of the $75.1 million of TDRs occurring during the three months ended September 30, 2016, $25.4 million were on accrual status and $49.7 million were on non-accrual status.
Of the $51.5 million of TDRs occurring during the nine months ended September 30, 2017, $40.5 million are on accrual status and $11.0 million are on non-accrual status. Of the $218.6 million of TDRs occurring during the nine months ended September 30, 2016, $94.3 million were on accrual status and $124.3 million were on non-accrual status.

The following table presents the end of period balance for loans modified in a TDR during the periods indicated:

	Three Months Ended September 30
	2017			2016
(In thousands, except number of loans)	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Commercial real estate- construction	2	$1,166	$1,164	—	$—	$—
Commercial real estate- owner-occupied	3	717	713	5	1,254	1,254
Commercial real estate- non-owner-occupied	10	5,306	5,298	6	9,512	3,688
Commercial and industrial	11	11,650	12,502	24	20,207	20,175
Energy-related	—	—	—	11	51,979	45,682
Residential mortgage	7	409	392	7	937	910
Consumer - home equity	38	3,495	3,479	37	2,570	2,371
Consumer - indirect	11	126	114	19	273	244
Consumer - other	25	952	924	32	750	744
Total	107	$23,821	$24,586	141	$87,482	$75,068

	Nine Months Ended September 30
	2017			2016
(In thousands, except number of loans)	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Commercial real estate- construction	2	$1,166	$1,164	1	$28	$25
Commercial real estate- owner-occupied	5	2,447	2,411	9	8,069	8,043
Commercial real estate- non-owner-occupied	21	9,645	11,505	13	14,668	8,373
Commercial and industrial	44	18,743	19,399	49	44,144	43,083
Energy-related	—	—	—	28	143,012	145,298
Residential mortgage	16	1,126	1,030	31	4,784	4,659
Consumer - home equity	99	13,573	13,471	104	7,071	6,805
Consumer - indirect	36	398	279	63	691	693
Consumer - other	70	2,347	2,258	79	1,681	1,617
Total	293	$49,445	$51,517	377	$224,148	$218,596

Information detailing TDRs that defaulted during the three-month and nine-month periods ended September 30, 2017 and 2016, and were modified in the previous twelve months (i.e., the twelve months prior to the default) is presented in the following tables. The Company has defined a default as any loan with a loan payment that is currently past due greater than 30 days, or was past due greater than 30 days at any point during the respective periods, or since the date of modification, whichever is shorter.

	Three Months Ended September 30
	2017		2016
(In thousands, except number of loans)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial real estate- construction	2	$1,164	—	$—
Commercial real estate- owner-occupied	4	1,304	2	238
Commercial real estate- non-owner-occupied	11	2,206	2	280
Commercial and industrial	16	1,008	8	1,434
Energy-related	—	—	—	—
Residential mortgage	13	819	1	69
Consumer - home equity	23	2,150	11	602
Consumer - indirect automobile	26	242	—	—
Consumer - other	23	553	6	197
Total	118	$9,446	30	$2,820

	Nine Months Ended September 30
	2017		2016
(In thousands, except number of loans)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial real estate- construction	2	$1,164	—	$—
Commercial real estate- owner-occupied	8	3,234	2	239
Commercial real estate- non-owner-occupied	16	4,929	3	429
Commercial and industrial	31	5,939	21	7,476
Energy-related	—	—	1	1,394
Residential mortgage	18	1,243	5	364
Consumer - home equity	34	3,215	16	1,037
Consumer - indirect automobile	34	308	—	—
Consumer - other	31	956	13	278
Total	174	$20,988	61	$11,217

NOTE 6 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY
Allowance for Credit Losses Activity
A summary of changes in the allowance for credit losses for the nine months ended September 30 is as follows:

	2017
(Dollars in thousands)	Legacy Loans	Acquired Loans	Total
Allowance for credit losses
Allowance for loan losses at beginning of period	$105,569	$39,150	$144,719
Provision for (Reversal of) loan losses	37,835	(1,117)	36,718
Transfer of balance to OREO and other	—	963	963
Loans charged-off	(47,100)	(2,839)	(49,939)
Recoveries	3,042	1,125	4,167
Allowance for loan losses at end of period	$99,346	$37,282	$136,628

Reserve for unfunded commitments at beginning of period	11,241	—	11,241
Balance created in purchase accounting	7,626	—	7,626
Provision for unfunded lending commitments	2,165	—	2,165
Reserve for unfunded commitments at end of period	21,032	—	21,032
Allowance for credit losses at end of period	$120,378	$37,282	$157,660

	2016
	Legacy Loans	Acquired Loans	Total
Allowance for credit losses
Allowance for loan losses at beginning of period	$93,808	$44,570	$138,378
Provision for (Reversal of) loan losses before benefit attributable to FDIC loss share agreements	40,516	(2,501)	38,015
Adjustment attributable to FDIC loss share arrangements	—	1,240	1,240
Net provision for (Reversal of) loan losses	40,516	(1,261)	39,255
Adjustment attributable to FDIC loss share arrangements	—	(1,240)	(1,240)
Transfer of balance to OREO and other	—	(2,045)	(2,045)
Loans charged-off	(28,559)	(1,495)	(30,054)
Recoveries	3,124	775	3,899
Allowance for loan losses at end of period	$108,889	$39,304	$148,193

Reserve for unfunded commitments at beginning of period	$14,145	$—	$14,145
Provision for (Reversal of) unfunded lending commitments	(2,155)	—	(2,155)
Reserve for unfunded commitments at end of period	$11,990	$—	$11,990
Allowance for credit losses at end of period	$120,879	$39,304	$160,183

A summary of changes in the allowance for credit losses for legacy loans, by loan portfolio type, for the nine months ended September 30 is as follows:

	2017
(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Energy-related	Residential Mortgage	Consumer	Total
Allowance for loan losses at beginning of period	$25,408	$35,434	$22,486	$3,835	$18,406	$105,569
Provision for (Reversal of) loan losses	4,803	13,345	10,567	(500)	9,620	37,835
Loans charged-off	(384)	(16,882)	(19,802)	(158)	(9,874)	(47,100)
Recoveries	325	474	—	83	2,160	3,042
Allowance for loan losses at end of period	$30,152	$32,371	$13,251	$3,260	$20,312	$99,346

Reserve for unfunded commitments at beginning of period	3,206	3,535	1,003	657	2,840	11,241
Balance created in purchase accounting	1,358	4,903	—	1,303	62	7,626
Provision for (Reversal of) unfunded commitments	1,237	485	269	(30)	204	2,165
Reserve for unfunded commitments at end of period	$5,801	$8,923	$1,272	$1,930	$3,106	$21,032
Allowance on loans individually evaluated for impairment	1,907	4,604	5,091	120	2,369	14,091
Allowance on loans collectively evaluated for impairment	28,245	27,767	8,160	3,140	17,943	85,255
Loans, net of unearned income:
Balance at end of period	$6,187,471	$3,497,374	$610,610	$1,041,660	$2,496,701	$13,833,816
Balance at end of period individually evaluated for impairment	51,467	39,850	61,142	4,659	28,053	185,171
Balance at end of period collectively evaluated for impairment	6,136,004	3,457,524	549,468	1,037,001	2,468,648	13,648,645

	2016
(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Energy-related	Residential Mortgage	Consumer	Total
Allowance for loan losses at beginning of period	$24,658	$23,283	$23,863	$3,947	$18,057	$93,808
Provision for (Reversal of) loan losses	(651)	13,201	18,998	248	8,720	40,516
Loans charged-off	(1,598)	(2,418)	(14,672)	(240)	(9,631)	(28,559)
Recoveries	766	251	—	142	1,965	3,124
Allowance for loan losses at end of period	$23,175	$34,317	$28,189	$4,097	$19,111	$108,889

Reserve for unfunded commitments at beginning of period	$4,160	$3,448	$2,665	$830	$3,042	$14,145
Provision for (Reversal of) unfunded commitments	(427)	(46)	(1,712)	(148)	178	(2,155)
Reserve for unfunded commitments at end of period	$3,733	$3,402	$953	$682	$3,220	$11,990
Allowance on loans individually evaluated for impairment	$655	$8,996	$14,396	$110	$1,053	$25,210
Allowance on loans collectively evaluated for impairment	22,520	25,321	13,793	3,987	18,058	83,679
Loans, net of unearned income:
Balance at end of period	$5,419,483	$3,101,472	$598,279	$840,082	$2,454,054	$12,413,370
Balance at end of period individually evaluated for impairment	31,405	58,464	212,512	4,539	11,546	318,466
Balance at end of period collectively evaluated for impairment	5,388,078	3,043,008	385,767	835,543	2,442,508	12,094,904
A summary of changes in the allowance for loan losses for acquired loans, by loan portfolio type, for the nine months ended September 30 is as follows:

	2017
(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Energy-related	Residential Mortgage	Consumer	Total
Allowance for loan losses at beginning of period	$23,574	$3,230	$39	$7,412	$4,895	$39,150
Provision for (Reversal of) loan losses	167	(338)	(30)	(833)	(83)	(1,117)
Transfer of balance to OREO and other	879	(69)	—	2	151	963
Loans charged-off	(1,026)	(478)	—	(107)	(1,228)	(2,839)
Recoveries	343	131	—	65	586	1,125
Allowance for loan losses at end of period	$23,937	$2,476	$9	$6,539	$4,321	$37,282
Allowance on loans individually evaluated for impairment	$50	$48	$—	$44	$76	$218
Allowance on loans collectively evaluated for impairment	23,887	2,428	9	6,495	4,245	37,064
Loans, net of unearned income:
Balance at end of period	$2,542,154	$945,711	$1,003	$1,983,310	$489,091	$5,961,269
Balance at end of period individually evaluated for impairment	640	196	—	725	1,087	2,648
Balance at end of period collectively evaluated for impairment	2,299,819	913,974	1,003	1,853,205	408,735	5,476,736
Balance at end of period acquired with deteriorated credit quality	241,695	31,541	—	129,380	79,269	481,885

	2016
(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Energy-related	Residential Mortgage	Consumer	Total
Allowance for loan losses at beginning of period	$25,979	$2,819	$125	$7,841	$7,806	$44,570
Provision for (Reversal of) loan losses	(1,952)	216	(99)	1,017	(443)	(1,261)
Decrease in FDIC loss share receivable	(34)	(50)	—	(833)	(323)	(1,240)
Transfer of balance to OREO and other	(380)	(467)	—	28	(1,226)	(2,045)
Loans charged-off	(789)	—	—	—	(706)	(1,495)
Recoveries	102	217	—	33	423	775
Allowance for loan losses at end of period	$22,926	$2,735	$26	$8,086	$5,531	$39,304
Allowance on loans individually evaluated for impairment	$177	$77	$—	$—	$—	$254
Allowance on loans collectively evaluated for impairment	22,749	2,658	26	8,086	5,531	39,050
Loans, net of unearned income:
Balance at end of period	$1,261,732	$361,525	$1,362	$430,448	$456,062	$2,511,129
Balance at end of period individually evaluated for impairment	5,647	1,926	—	—	679	8,252
Balance at end of period collectively evaluated for impairment	948,523	324,445	1,362	304,699	354,801	1,933,830
Balance at end of period acquired with deteriorated credit quality	307,562	35,154	—	125,749	100,582	569,047
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
The Company’s investment in loans by credit quality indicator is presented in the following tables. The tables below further segregate the Company’s loans between legacy and acquired loans. Loan premiums/discounts in the tables below represent the adjustment of acquired loans to fair value at the acquisition date, as adjusted for income accretion and changes in cash flow estimates in subsequent periods. Loan premiums/discounts include preliminary discounts recorded on acquired Sabadell United loans, which are subject to change upon receipt of final fair value estimates during the measurement period. Asset risk classifications for commercial loans reflect the classification as of September 30, 2017 and December 31, 2016. Credit quality information in the tables below includes total loans acquired (including acquired impaired loans) at the gross loan balance, prior to the application of premiums/discounts, at September 30, 2017 and December 31, 2016.
Loan delinquency is the primary credit quality indicator that the Company utilizes to monitor consumer asset quality.

	Legacy loans
	September 30, 2017					December 31, 2016
(Dollars in thousands)	Pass	Special Mention	Sub- standard	Doubtful	Total	Pass	Special Mention	Sub- standard	Doubtful	Total
Commercial real estate - construction	$1,035,639	$6,971	$10,635	$—	$1,053,245	$734,687	$2,203	$3,871	$—	$740,761
Commercial real estate - owner-occupied	1,706,933	62,454	38,283	—	1,807,670	1,738,024	17,542	29,058	—	1,784,624
Commercial real estate- non-owner-occupied	3,287,486	7,464	31,606	—	3,326,556	3,063,470	8,617	25,842	—	3,097,929
Commercial and industrial	3,401,005	42,747	50,862	2,760	3,497,374	3,112,300	29,763	35,199	17,534	3,194,796
Energy-related	459,526	51,511	83,926	15,647	610,610	242,123	80,084	225,724	11,358	559,289
Total	$9,890,589	$171,147	$215,312	$18,407	$10,295,455	$8,890,604	$138,209	$319,694	$28,892	$9,377,399

	Legacy loans
	September 30, 2017			December 31, 2016
(Dollars in thousands)	Current	30+ Days Past Due	Total	Current	30+ Days Past Due	Total
Residential mortgage	$1,023,475	$18,185	$1,041,660	$836,509	$17,707	$854,216
Consumer - home equity	1,866,137	19,089	1,885,226	1,768,763	14,658	1,783,421
Consumer - indirect automobile	73,499	2,666	76,165	127,054	3,994	131,048
Consumer - credit card	87,109	845	87,954	81,602	922	82,524
Consumer - other	442,059	5,297	447,356	462,650	3,666	466,316
Total	$3,492,279	$46,082	$3,538,361	$3,276,578	$40,947	$3,317,525

	Acquired loans
	September 30, 2017						December 31, 2016
(Dollars in thousands)	Pass	Special Mention	Sub-standard	Doubtful	Premium/(Discount)	Total	Pass	Special Mention	Sub-standard	Doubtful	Loss	Premium/(Discount)	Total
Commercial real estate - construction	$232,608	$1,590	$4,259	$13	$6,256	$244,726	$46,498	$459	$3,118	$2,574	$—	$8,759	$61,408
Commercial real estate - owner-occupied	589,972	9,544	21,145	—	(13,825)	606,836	426,492	7,664	17,584	1,356	—	(3,084)	450,012
Commercial real estate- non-owner-occupied	1,712,067	11,011	28,073	614	(61,173)	1,690,592	663,571	11,620	31,552	101	23	(39,335)	667,532
Commercial and industrial	926,837	3,099	16,531	765	(1,521)	945,711	323,154	1,416	27,749	494	—	(4,487)	348,326
Energy-related	855	—	149	—	(1)	1,003	1,910	—	—	—	—	(6)	1,904
Total	$3,462,339	$25,244	$70,157	$1,392	$(70,264)	$3,488,868	$1,461,625	$21,159	$80,003	$4,525	$23	$(38,153)	$1,529,182

	Acquired loans
	September 30, 2017				December 31, 2016
(Dollars in thousands)	Current	30+ Days Past Due	Premium (Discount)	Total	Current	30+ Days Past Due	Premium (Discount)	Total
Residential mortgage	$2,002,389	$71,564	$(90,643)	$1,983,310	$424,300	$20,914	$(32,030)	$413,184
Consumer - home equity	435,543	16,116	(16,652)	435,007	377,021	12,807	(17,323)	372,505
Consumer - indirect automobile	24	—	—	24	12	—	(8)	4
Consumer - other	57,562	1,547	(5,049)	54,060	58,141	1,423	(4,392)	55,172
Total	$2,495,518	$89,227	$(112,344)	$2,472,401	$859,474	$35,144	$(53,753)	$840,865

Legacy Impaired Loans
Information on the Company’s investment in legacy impaired loans, which include all TDRs and all other non-accrual loans evaluated or measured individually for impairment for purposes of determining the allowance for loan losses, is presented in the following tables as of and for the periods indicated.

	September 30, 2017			December 31, 2016
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
(Dollars in thousands)
With no related allowance recorded:
Commercial real estate- construction	$7,848	$7,848	$—	$38	$38	$—
Commercial real estate- owner-occupied	20,519	20,372	—	4,593	4,593	—
Commercial real estate- non-owner-occupied	8,203	7,847	—	12,668	11,876	—
Commercial and industrial	36,253	21,455	—	14,202	13,189	—
Energy-related	59,152	36,932	—	152,424	143,239	—
Residential mortgage	1,109	1,109	—	—	—	—
Consumer - home equity	363	363	—	—	—	—
Consumer -other	—	—	—	—	—	—

With an allowance recorded:
Commercial real estate- construction	35	35	(1)	—	—	—
Commercial real estate- owner-occupied	11,125	10,997	(1,161)	17,580	17,429	(640)
Commercial real estate- non-owner-occupied	4,469	4,368	(745)	108	95	(1)
Commercial and industrial	18,681	18,395	(4,604)	28,829	28,329	(10,864)
Energy-related	27,605	24,210	(5,091)	53,967	53,088	(9,769)
Residential mortgage	3,924	3,550	(120)	4,627	4,312	(144)
Consumer - home equity	24,123	23,648	(1,972)	13,906	13,257	(993)
Consumer - indirect automobile	955	605	(68)	1,037	758	(114)
Consumer - other	3,506	3,437	(329)	2,447	2,442	(251)
Total	$227,870	$185,171	$(14,091)	$306,426	$292,645	$(22,776)
Total commercial loans	$193,890	$152,459	$(11,602)	$284,409	$271,876	$(21,274)
Total mortgage loans	5,033	4,659	(120)	4,627	4,312	(144)
Total consumer loans	28,947	28,053	(2,369)	17,390	16,457	(1,358)

	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016		Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)
With no related allowance recorded:
Commercial real estate- construction	$2,722	$11	$—	$—	$2,538	$57	$—	$—
Commercial real estate- owner-occupied	20,381	81	3,371	38	20,475	489	3,452	115
Commercial real estate- non-owner-occupied	7,858	82	16,974	182	7,908	231	17,182	548
Commercial and industrial	29,165	206	29,533	313	34,193	860	30,772	1,030
Energy-related	52,167	41	165,459	1,364	54,128	142	149,099	3,755
Residential mortgage	1,114	13	—	—	1,129	36	—	—
Consumer - home equity	364	6	—	—	367	18	—	—
With an allowance recorded:
Commercial real estate- construction	36	1	25	—	37	2	28	—
Commercial real estate- owner-occupied	11,095	87	16,470	137	11,140	267	16,335	409
Commercial real estate- non-owner-occupied	4,412	21	187	2	4,335	87	190	8
Commercial and industrial	18,718	258	30,505	356	19,643	776	37,673	1,166
Energy-related	36,128	—	52,536	367	37,181	4	37,192	1,118
Residential mortgage	3,561	36	4,572	43	3,599	107	4,632	134
Consumer - home equity	22,907	245	9,107	97	20,799	663	8,107	259
Consumer - indirect automobile	643	5	687	6	750	21	796	33
Consumer - other	3,387	54	1,315	23	2,957	144	998	55
Total	$214,658	$1,147	$330,741	$2,928	$221,179	$3,904	$306,456	$8,630
Total commercial loans	$182,682	$788	$315,060	$2,759	$191,578	$2,915	$291,923	$8,149
Total mortgage loans	4,675	49	4,572	43	4,728	143	4,632	134
Total consumer loans	27,301	310	11,109	126	24,873	846	9,901	347
As of September 30, 2017 and December 31, 2016, the Company was not committed to lend a material amount of additional funds to any customer whose loan was classified as impaired or as a troubled debt restructuring.

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Changes to the carrying amount of goodwill by reporting unit for the nine months ended September 30, 2017, and the year ended December 31, 2016 are provided in the following table.

(Dollars in thousands)	IBERIABANK	Mortgage	LTC	Total
Balance, December 31, 2015	$696,260	$23,178	$5,165	$724,603
Goodwill adjustments during the year	2,253	—	—	2,253
Balance, December 31, 2016	$698,513	$23,178	$5,165	$726,856
Goodwill acquired during the year (preliminary allocation)	431,827	—	—	431,827
Balance, September 30, 2017	$1,130,340	$23,178	$5,165	$1,158,683
On July 31, 2017, the Company completed its acquisition of Sabadell United. In connection with the acquisition, the Company recorded $431.8 million of goodwill based on preliminary fair value estimates. See Note 3 for additional information regarding this acquisition. The goodwill adjustments during 2016 were the result of the finalization of fair value estimates related to the 2015 acquisitions of Florida Bank Group, Old Florida, and Georgia Commerce during the respective measurement periods.
The Company performed the required annual goodwill impairment test as of October 1, 2016. The Company’s annual impairment test did not indicate impairment in any of the Company’s reporting units as of the testing date. Following the testing date, management evaluated the events and changes that could indicate that goodwill might be impaired and concluded that a subsequent interim test was not necessary. The Company is currently in the process of performing its annual impairment test as of October 1, 2017.
Mortgage Servicing Rights
Mortgage servicing rights are recorded at the lower of cost or market value in “other assets” on the Company's consolidated balance sheets and amortized over the remaining servicing life of the loans, with consideration given to prepayment assumptions. Mortgage servicing rights had the following carrying values as of the periods indicated:

	September 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(Dollars in thousands)
Mortgage servicing rights	$8,985	$(3,747)	$5,238	$7,202	$(3,144)	$4,058

In addition, there was an insignificant amount of non-mortgage servicing rights related to SBA loans as of September 30, 2017 and December 31, 2016, respectively.
Title Plant
The Company held title plant assets recorded in “other assets” on the Company's consolidated balance sheets totaling $6.7 million at both September 30, 2017 and December 31, 2016. No events or changes in circumstances occurred during the nine months ended September 30, 2017 to suggest the carrying value of the title plant was not recoverable.
Intangible assets subject to amortization
In connection with the acquisition of Sabadell United, the Company recorded $96.6 million of core deposit intangible assets. Core deposit intangible assets are subject to amortization over a ten year period. Definite-lived intangible assets had the following carrying values included in “other assets” on the Company’s consolidated balance sheets as of the periods indicated:

	September 30, 2017			December 31, 2016
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible assets	$157,964	$(47,355)	$110,609	$74,001	$(52,165)	$21,836
Customer relationship intangible asset	1,143	(970)	173	1,348	(1,064)	284
Non-compete agreement	63	(35)	28	63	(22)	41
Total	$159,170	$(48,360)	$110,810	$75,412	$(53,251)	$22,161

The estimated amortization expense of other intangible assets for the remainder of 2017 and the next five years is as follows:

(Dollars in thousands)	Amortization Expense
2017	$5,969
2018	21,568
2019	18,105
2020	15,065
2021	11,256
2022	9,087

NOTE 8 – DERIVATIVE INSTRUMENTS AND OTHER HEDGING ACTIVITIES
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
Information pertaining to outstanding derivative instruments is as follows:

	Balance Sheet Location	Derivative Assets - Fair Value		Balance Sheet Location	Derivative Liabilities - Fair Value
(Dollars in thousands)		September 30, 2017	December 31, 2016		September 30, 2017	December 31, 2016
Derivatives designated as hedging instruments under ASC Topic 815:
Interest rate contracts	Other assets	$—	$—	Other liabilities	$1,027	$525
Total derivatives designated as hedging instruments under ASC Topic 815		$—	$—		$1,027	$525
Derivatives not designated as hedging instruments under ASC Topic 815:
Interest rate contracts	Other assets	$19,752	$20,719	Other liabilities	$17,885	$20,719
Foreign exchange contracts	Other assets	17	27	Other liabilities	17	26
Forward sales contracts	Other assets	493	6,014	Other liabilities	597	794
Written and purchased options	Other assets	11,517	12,125	Other liabilities	8,894	8,098
Other contracts	Other assets	—	1	Other liabilities	33	47
Total derivatives not designated as hedging instruments under ASC Topic 815		$31,779	$38,886		$27,426	$29,684
Total		$31,779	$38,886		$28,453	$30,209

	Derivative Assets - Notional Amount		Derivative Liabilities - Notional Amount
(Dollars in thousands)	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Derivatives designated as hedging instruments under ASC Topic 815:
Interest rate contracts	$—	$—	$108,500	$108,500
Total derivatives designated as hedging instruments under ASC Topic 815	$—	$—	$108,500	$108,500

Derivatives not designated as hedging instruments under ASC Topic 815:
Interest rate contracts	$1,129,079	$1,033,955	$1,129,079	$1,033,955
Foreign exchange contracts	831	4,474	831	4,474
Forward sales contracts	174,506	229,181	123,785	120,567
Written and purchased options	323,890	289,115	165,946	154,170
Other contracts	8,551	8,784	88,995	106,518
Total derivatives not designated as hedging instruments under ASC Topic 815	$1,636,857	$1,565,509	$1,508,636	$1,419,684
Total	$1,636,857	$1,565,509	$1,617,136	$1,528,184

The Company has entered into risk participation agreements with counterparties to transfer or assume credit exposures related to interest rate derivatives. The notional amounts of risk participation agreements sold were $89.0 million and $106.5 million at September 30, 2017 and December 31, 2016, respectively. Assuming all underlying third party customers referenced in the swap contracts defaulted at September 30, 2017 and December 31, 2016, the exposure from these agreements would not be material based on the fair value of the underlying swaps.
The Company is party to collateral agreements with certain derivative counterparties. Such agreements require that the Company maintain collateral based on the fair values of individual derivative transactions. In the event of default by the Company, the counterparty would be entitled to the collateral.
At September 30, 2017 and December 31, 2016, the Company was required to post $1.0 million and $1.9 million, respectively, in cash or securities as collateral for its derivative transactions, which is included in "interest-bearing deposits in banks" on the Company’s consolidated balance sheets. Effective January 3, 2017, the Chicago Mercantile Exchange and LCH.Clearnet Limited amended their rulebooks to legally characterize variation margin payments for over-the-counter derivatives they clear as settlements of the derivatives' exposure rather than collateral against the exposures. At September 30, 2017, the Company was required to post $2.6 million in variation margin payments for its derivative transactions, which is now required to be netted against the fair value of the derivatives in "other assets/other liabilities" on the consolidated balance sheets. The Company does not anticipate additional assets will be required to be posted as collateral, nor does it believe additional assets would be required to settle its derivative instruments immediately if contingent features were triggered at September 30, 2017. The Company’s master netting agreements represent written, legally enforceable bilateral agreements that (1) create a single legal obligation for all individual transactions covered by the master agreement and (2) in the event of default, provide the non-defaulting counterparty the right to accelerate, terminate, and close-out on a net basis all transactions under the agreement and to promptly liquidate or set-off collateral posted by the defaulting counterparty. As permitted by U.S. GAAP, the Company does not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against recognized fair value amounts of derivatives executed with the same counterparty under a master netting agreement.

The following table reconciles the gross amounts presented in the consolidated balance sheets to the net amounts that would result in the event of offset.

	September 30, 2017
	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet		Net
(Dollars in thousands)		Derivatives	Collateral (1)
Derivatives subject to master netting arrangements
Derivative assets
Interest rate contracts not designated as hedging instruments	$19,752	$(8,632)	$—	$11,120
Written and purchased options	8,835	—	—	8,835
Total derivative assets subject to master netting arrangements	$28,587	$(8,632)	$—	$19,955

Derivative liabilities
Interest rate contracts designated as hedging instruments	$1,027	$—	$—	$1,027
Interest rate contracts not designated as hedging instruments	17,885	(8,632)	(983)	8,270
Total derivative liabilities subject to master netting arrangements	$18,912	$(8,632)	$(983)	$9,297

(1)	Consists of cash collateral recorded at cost, which approximates fair value, and investment securities.

	December 31, 2016
	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet		Net
(Dollars in thousands)		Derivatives	Collateral (1)
Derivatives subject to master netting arrangements
Derivative assets
Interest rate contracts not designated as hedging instruments	$20,719	$(9,677)	$—	$11,042
Written and purchased options	8,085	—	—	8,085
Total derivative assets subject to master netting arrangements	$28,804	$(9,677)	$—	$19,127

Derivative liabilities
Interest rate contracts designated as hedging instruments	$525	$—	$(181)	$344
Interest rate contracts not designated as hedging instruments	20,719	(9,677)	(1,711)	9,331
Total derivative liabilities subject to master netting arrangements	$21,244	$(9,677)	$(1,892)	$9,675

(1)	Consists of cash collateral recorded at cost, which approximates fair value, and investment securities.
During the nine months ended September 30, 2017 and 2016, the Company has not reclassified into earnings any gain or loss as a result of the discontinuance of cash flow hedges, because it was probable the original forecasted transaction would not occur by the end of the originally specified term.
At September 30, 2017, the Company does not expect to reclassify a material amount from accumulated other comprehensive income into interest income over the next twelve months for derivatives that will be settled.

At September 30, 2017 and 2016, and for the three and nine months then ended, information pertaining to the effect of the hedging instruments on the consolidated financial statements is as follows:

						Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Amount of Gain (Loss) Recognized in OCI net of taxes (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income net of taxes (Effective Portion)

(Dollars in thousands)
	For the Three Months Ended September 30
Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	2017	2016		2017	2016		2017	2016
Interest rate contracts	$(158)	$146	Other income (expense)	$(101)	$—	Other income (expense)	$—	$—
Total	$(158)	$146		$(101)	$—		$—	$—

						Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Amount of Gain (Loss) Recognized in OCI net of taxes (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income net of taxes (Effective Portion)

(Dollars in thousands)
	For the Nine Months Ended September 30
Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	2017	2016		2017	2016		2017	2016
Interest rate contracts	$(1,081)	$(6,309)	Other income (expense)	$(249)	$—	Other income (expense)	$—	$—
Total	$(1,081)	$(6,309)		$(249)	$—		$—	$—

At September 30, 2017 and 2016, and for the three and nine months then ended, information pertaining to the effect of derivatives not designated as hedging instruments on the consolidated financial statements is as follows:

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		For the Three Months Ended September 30		For the Nine Months Ended September 30
(Dollars in thousands)		2017	2016	2017	2016
Interest rate contracts (1)	Other income	$743	$2,215	$3,159	$7,509
Foreign exchange contracts	Other income	24	4	38	7
Forward sales contracts	Mortgage income	(2,007)	(2,590)	(3,893)	(12,720)
Written and purchased options	Mortgage income	(462)	(2,624)	(1,393)	3,846
Other contracts	Other income	8	—	17	—
Total		$(1,694)	$(2,995)	$(2,072)	$(1,358)
(1) Includes fees associated with customer interest rate contracts.

NOTE 9 – SHAREHOLDERS' EQUITY, CAPITAL RATIOS AND OTHER REGULATORY MATTERS

Preferred Stock
The following table presents a summary of the Company's non-cumulative perpetual preferred stock:

					September 30, 2017	December 31, 2016
	Issuance Date	Earliest Redemption Date	Annual Dividend Rate	Liquidation Amount	Carrying Amount	Carrying Amount
				(Dollars in thousands)
Series B Preferred Stock	8/5/2015	8/1/2025	6.625%	$80,000	$76,812	$76,812
Series C Preferred Stock	5/9/2016	5/1/2026	6.600%	57,500	55,285	55,285
				$137,500	$132,097	$132,097
Common Stock
During the second quarter of 2016, the Company's Board of Directors authorized the repurchase of up to 950,000 shares of IBERIABANK Corporation's outstanding common stock. Stock repurchases under this program will be made from time to time, on the open market or in privately negotiated transactions. The timing of these repurchases will depend on market conditions and other requirements. The share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended, or discontinued at any time. At September 30, 2017, the remaining common shares that could be repurchased under the plan approved by the Board was 747,494 shares. The Company has not repurchased any common shares during 2017.
On December 7, 2016, the Company issued and sold 3,593,750 shares of its common stock at a price of $81.50 per common share. On March 7, 2017, the Company issued and sold 6,100,000 shares of its common stock at a price of $83.00 per common share. Net proceeds from the offerings, after deduction of underwriting discounts, commissions, and direct issuance costs, were $279.2 million and $485.2 million, respectively. The proceeds from these issuances were used to finance the cash portion of the purchase price for the acquisition of Sabadell United. The acquisition, which closed on July 31, 2017, provided for Banco de Sabadell, S.A. to receive 2,610,304 shares of the Company's common stock ($211.0 million based on the Company's closing stock price of $80.85 on that date) and $809.2 million in cash from the two stock issuances. Banco de Sabadell, S.A. sold the 2.6 million shares received as part of acquisition proceeds early in the fourth quarter of 2017. Refer to Note 3, Acquisition Activity, for further detail regarding the Sabadell United acquisition.
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
Management believes that, as of September 30, 2017, the Company and IBERIABANK met all capital adequacy requirements to which they are subject.
As of September 30, 2017, the most recent notification from the FRB categorized IBERIABANK as well-capitalized under the regulatory framework for prompt corrective action (the prompt corrective action requirements are not applicable to the Company). To be categorized as well-capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed that categorization.

The Company’s and IBERIABANK’s actual capital amounts and ratios as of September 30, 2017 and December 31, 2016 are presented in the following table.

(Dollars in thousands)	September 30, 2017
	Minimum		Well-Capitalized		Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage
Consolidated	$995,849	4.00%	N/A	N/A	$2,532,164	10.17%
IBERIABANK	993,353	4.00	1,241,691	5.00	2,435,190	9.81
Common Equity Tier 1 (CET1) (1)
Consolidated	$988,546	4.50%	N/A	N/A	$2,400,067	10.93%
IBERIABANK	986,055	4.50	1,424,301	6.50	2,435,190	11.11
Tier 1 Risk-Based Capital (1)
Consolidated	$1,318,062	6.00%	N/A	N/A	$2,532,164	11.53%
IBERIABANK	1,314,739	6.00	1,752,986	8.00	2,435,190	11.11
Total Risk-Based Capital (1)
Consolidated	$1,757,416	8.00%	N/A	N/A	$2,806,324	12.78%
IBERIABANK	1,752,986	8.00	2,191,232	10.00	2,592,850	11.83

	December 31, 2016
	Minimum		Well-Capitalized		Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage
Consolidated	$818,440	4.00%	N/A	N/A	$2,221,528	10.86%
IBERIABANK	816,152	4.00	1,020,190	5.00	1,878,703	9.21
Common Equity Tier 1 (CET1) (1)
Consolidated	$794,334	4.50%	N/A	N/A	$2,089,431	11.84%
IBERIABANK	792,111	4.50	1,144,160	6.50	1,878,703	10.67
Tier 1 Risk-Based Capital (1)
Consolidated	$1,059,112	6.00%	N/A	N/A	$2,221,528	12.59%
IBERIABANK	1,056,147	6.00	1,408,197	8.00	1,878,703	10.67
Total Risk-Based Capital (1)
Consolidated	$1,412,149	8.00%	N/A	N/A	$2,493,988	14.13%
IBERIABANK	1,408,197	8.00	1,760,246	10.00	2,034,663	11.56
(1) Minimum capital ratios are subject to a capital conservation buffer. In order to avoid limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers, an institution must hold a capital conservation buffer above its minimum risk-based capital requirements. This capital conservation buffer is calculated as the lowest of the differences between the actual CET1 ratio, Tier 1 Risk-Based Capital Ratio, and Total Risk-Based Capital ratio and the corresponding minimum ratios. At September 30, 2017, the required minimum capital conservation buffer was 1.250%, and will increase in subsequent years by 0.625% until it is fully phased in on January 1, 2019 at 2.50%. At September 30, 2017, the capital conservation buffers of the Company and IBERIABANK were 4.77% and 3.83%, respectively.

NOTE 10 – EARNINGS PER SHARE
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
The following table presents the calculation of basic and diluted earnings per share for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2017	2016	2017	2016
Earnings per common share - basic:
Net income	$29,644	$48,068	$132,135	$141,647
Less: Preferred stock dividends	3,598	3,590	8,146	7,020
Less: Dividends and undistributed earnings allocated to unvested restricted shares	283	462	1,052	1,464
Net income allocated to common shareholders - basic	$25,763	$44,016	$122,937	$133,163
Weighted average common shares outstanding	52,424	40,618	49,749	40,699
Earnings per common share - basic	0.49	1.08	2.47	3.27
Earnings per common share - diluted:
Net income allocated to common shareholders - basic	$25,763	$44,016	$122,937	$133,163
Adjustment for undistributed earnings allocated to unvested restricted shares	8	(4)	—	(17)
Net income allocated to common shareholders - diluted	$25,771	$44,012	$122,937	$133,146
Weighted average common shares outstanding	52,424	40,618	49,749	40,699
Dilutive potential common shares	346	193	357	119
Weighted average common shares outstanding - diluted	52,770	40,811	50,106	40,818
Earnings per common share - diluted	$0.49	$1.08	$2.45	$3.26
For the three months ended September 30, 2017, and 2016, the calculations for basic shares outstanding exclude the weighted average shares owned by the Recognition and Retention Plan (“RRP”) of 511,562 and 434,468, respectively. For the nine months ended September 30, 2017, and 2016, basic shares outstanding exclude 428,232 and 456,921 shares owned by the RRP, respectively.
The effects from the assumed exercises of 72,239 and 73,882 stock options were not included in the computation of diluted earnings per share for the three months ended September 30, 2017 and 2016, respectively, because such amounts would have had an antidilutive effect on earnings per common share. For the nine months ended September 30, 2017, and 2016, the effects from the assumed exercise of 69,289 and 268,257 stock options, respectively, were not included in the computation of diluted earnings per share because such amounts would have had an antidilutive effect on earnings per common share.

NOTE 11 – SHARE-BASED COMPENSATION
The Company has various types of share-based compensation plans that permit the granting of awards in the form of stock options, restricted stock, restricted share units, phantom stock, and performance units. These plans are administered by the Compensation Committee of the Board of Directors, which selects persons eligible to receive awards and determines the terms, conditions and other provisions of the awards. At September 30, 2017, awards of 1,605,629 shares could be made under approved incentive compensation plans. The Company issues shares to fulfill stock option exercises and restricted share units and restricted stock awards vesting from available authorized common shares. At September 30, 2017, the Company believes there are adequate authorized shares to satisfy anticipated stock option exercises and restricted share unit and restricted stock award vesting.
Stock option awards
The Company issues stock options under various plans to directors, officers and other key employees. The option exercise price cannot be less than the fair value of the underlying common stock as of the date of the option grant and the maximum option term cannot exceed ten years.
The following table represents the activity related to stock options during the periods indicated:

	Number of Shares	Weighted Average Exercise Price
Outstanding options, December 31, 2015	813,777	$56.99
Granted	152,209	47.63
Exercised	(72,258)	55.28
Forfeited or expired	(49,636)	60.06
Outstanding options, September 30, 2016	844,092	$55.27
Exercisable options, September 30, 2016	538,751	$56.40

Outstanding options, December 31, 2016	721,538	$55.38
Granted	78,434	85.03
Exercised	(74,236)	55.77
Forfeited or expired	(26,675)	68.93
Outstanding options, September 30, 2017	699,061	$58.15
Exercisable options, September 30, 2017	463,326	$55.68
The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option awards. The following weighted-average assumptions were used for option awards issued during the following periods:

	For the Nine Months Ended September 30
	2017	2016
Expected dividends	1.7%	2.9%
Expected volatility	25.0%	29.1%
Risk-free interest rate	2.1%	1.4%
Expected term (in years)	5.8	6.5
Weighted-average grant-date fair value	$18.87	$10.16
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

The following table represents the compensation expense that is included in non-interest expense and related income tax benefits in the accompanying consolidated statements of comprehensive income related to stock options for the following periods:

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(Dollars in thousands)	2017	2016	2017	2016
Compensation expense related to stock options	$343	$513	$1,131	$1,500
Income tax benefit related to stock options	46	84	161	246
At September 30, 2017, there was $2.2 million of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 2.8 years.
Restricted stock awards
The Company issues restricted stock under various plans for certain officers and directors. The restricted stock awards may not be sold or otherwise transferred until certain restrictions have lapsed. The holders of the restricted stock receive dividends and have the right to vote the shares. The compensation expense for these awards is determined based on the market price of the Company's common stock at the date of grant applied to the total number of shares granted and is recognized over the vesting period (generally three to seven years). As of September 30, 2017 and 2016, unrecognized share-based compensation associated with these awards totaled $35.7 million and $18.3 million, respectively. The unrecognized compensation cost related to restricted stock awards at September 30, 2017 is expected to be recognized over a weighted-average period of 1.5 years.
Restricted share units
During the first nine months of 2017 and 2016, the Company issued restricted share units to certain of its executive officers. Restricted share units vest after the end of a three year performance period, based on satisfaction of the performance conditions set forth in the restricted share unit agreement. Recipients do not possess voting or investment power over the common stock underlying such units until vesting. The grant date fair value of these restricted share units is the same as the value of the corresponding number of shares of common stock, adjusted for assumptions surrounding the market-based conditions contained in the respective agreements.
The following table represents the compensation expense that was included in non-interest expense and related income tax benefits in the accompanying consolidated statements of comprehensive income related to restricted stock awards and restricted share units for the periods indicated:

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(Dollars in thousands)	2017	2016	2017	2016
Compensation expense related to restricted stock awards and restricted share units	$4,046	$3,014	$10,368	$9,729
Income tax benefit related to restricted stock awards and restricted share units	1,416	1,055	3,629	3,405
The following table represents unvested restricted stock award and restricted share unit activity for the following periods:

	For the Nine Months Ended September 30
	2017	2016
Number of shares at beginning of period	543,258	507,130
Granted	411,957	244,074
Forfeited	(21,272)	(16,890)
Earned and issued	(191,222)	(184,873)
Number of shares at end of period	742,721	549,441
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
The following table indicates compensation expense recorded for phantom stock and performance units based on the number of share equivalents vested at September 30 of the years indicated and the current market price of the Company’s stock at that time:

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(Dollars in thousands)	2017	2016	2017	2016
Compensation expense related to phantom stock and performance units	$2,747	$3,127	$8,689	$8,325
The following table represents phantom stock award and performance unit activity during the periods indicated.

(Dollars in thousands)	Number of share equivalents (1)	Value of share equivalents (2)
Balance, December 31, 2015	462,430	$25,466
Granted	200,761	13,475
Forfeited share equivalents	(27,267)	1,830
Vested share equivalents	(158,491)	8,161
Balance, September 30, 2016	477,433	$32,045

Balance, December 31, 2016	472,830	$39,600
Granted	111,119	9,128
Forfeited share equivalents	(22,956)	1,886
Vested share equivalents	(158,573)	14,903
Balance, September 30, 2017	402,420	$33,059

(1)	Number of share equivalents includes all reinvested dividend equivalents for the periods indicated.

(2)
Except for share equivalents at the beginning of each period, which are based on the value at that time, and vested share payments, which are based on the cash paid at the time of vesting, the value of share equivalents is calculated based on the market price of the Company’s stock at the end of the respective periods. The market price of the Company’s stock was $82.15 and $67.12 on September 29, 2017, and 2016, respectively.

NOTE 12 – FAIR VALUE MEASUREMENTS
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

	September 30, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale	$—	$4,736,339	$—	$4,736,339
Mortgage loans held for sale	—	141,218	—	141,218
Derivative instruments	—	31,779	—	31,779
Total	$—	$4,909,336	$—	$4,909,336
Liabilities
Derivative instruments	$—	$28,453	$—	$28,453
Total	$—	$28,453	$—	$28,453

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale	$—	$3,446,097	$—	$3,446,097
Mortgage loans held for sale	—	157,041	—	157,041
Derivative instruments	—	38,886	—	38,886
Total	$—	$3,642,024	$—	$3,642,024
Liabilities
Derivative instruments	$—	$30,209	$—	$30,209
Total	$—	$30,209	$—	$30,209
During the nine months ended September 30, 2017, there were no transfers between the Level 1 and Level 2 fair value categories.
Non-recurring fair value measurements
The Company has segregated all assets and liabilities that are measured at fair value on a non-recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below.

	September 30, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Loans	$—	$—	$65,347	$65,347
OREO, net	—	—	2,304	2,304
Total	$—	$—	$67,651	$67,651

	December 31, 2016
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Loans	$—	$—	$93,485	$93,485
OREO, net	—	—	185	185
Total	$—	$—	$93,670	$93,670

The tables above exclude the initial measurement of assets and liabilities that were acquired as part of the Sabadell United acquisition in July of 2017. These assets and liabilities were recorded at their fair value upon acquisition in accordance with U.S. GAAP and were not re-measured during the periods presented unless specifically required by U.S. GAAP. Acquisition date fair values represent either Level 2 fair value measurements (investment securities, property, equipment, and debt) or Level 3 fair value measurements (loans, deposits, and core deposit intangible assets.)
In accordance with the provisions of ASC Topic 310, the Company records certain loans considered impaired at their estimated fair value. A loan is considered impaired if it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Fair value is measured at the estimated fair value of the collateral for collateral-dependent loans.
The Company did not record any liabilities at fair value for which measurement of the fair value was made on a non-recurring basis at September 30, 2017 and December 31, 2016.
Fair value option
The Company has elected the fair value option for certain originated residential mortgage loans held for sale, which allows for a more effective offset of the changes in fair values of the loans and the derivative instruments used to hedge them without the burden of complying with the requirements for hedge accounting. The Company has $14.5 million and $12.7 million of mortgage loans held for investment for which the fair value option was elected upon origination and continue to be accounted for at fair value at September 30, 2017 and December 31, 2016, respectively. Net gains (losses) resulting from the change in fair value of these loans that were recorded in mortgage income in the consolidated statements of comprehensive income for the three and nine months ended September 30, 2017 totaled $(61.9) thousand and $(127.2) thousand, respectively.
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for mortgage loans held for sale measured at fair value:

	September 30, 2017			December 31, 2016
(Dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Unpaid Principal
Mortgage loans held for sale, at fair value	$141,218	$137,564	$3,654	$157,041	$153,801	$3,240
Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest income on loans held for sale in the consolidated statements of comprehensive income. Net gains (losses) resulting from the change in fair value of these loans that were recorded in mortgage income in the consolidated statements of comprehensive income for the three and nine months ended September 30, 2017 totaled $250.9 thousand and $1.1 million, respectively, while net gains (losses) resulting from the change in fair value of these loans were $(1.5) million and $2.4 million for the three and nine months ended September 30, 2016, respectively. The changes in fair value are mostly offset by economic hedging activities, with an insignificant portion of these changes attributable to changes in instrument-specific credit risk.

NOTE 13 – FAIR VALUE OF FINANCIAL INSTRUMENTS
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

	September 30, 2017
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$881,216	$881,216	$881,216	$—	$—
Investment securities	4,912,245	4,912,654	—	4,912,654	—
Loans and loans held for sale, net of unearned income and allowance for loan losses	19,799,675	19,810,531	—	141,218	19,669,313
Derivative instruments	31,779	31,779	—	31,779	—

Financial Liabilities
Deposits	$21,334,271	$21,333,374	$—	$—	$21,333,374
Short-term borrowings	1,523,704	1,523,704	548,696	975,008	—
Long-term debt	1,127,584	1,114,132	—	—	1,114,132
Derivative instruments	28,453	28,453	—	28,453	—

	December 31, 2016
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$1,362,126	$1,362,126	$1,362,126	$—	$—
Investment securities	3,535,313	3,536,029	—	3,536,029	—
Loans and loans held for sale, net of unearned income and allowance for loan losses	15,077,293	15,066,055	—	157,041	14,909,014
Derivative instruments	38,886	38,886	—	38,886	—

Financial Liabilities
Deposits	$17,408,283	$16,762,475	$—	$—	$16,762,475
Short-term borrowings	509,136	509,136	334,136	175,000	—
Long-term debt	628,953	617,656	—	—	617,656
Derivative instruments	30,209	30,209	—	30,209	—
The fair value estimates presented herein are based upon pertinent information available to management as of September 30, 2017 and December 31, 2016. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 14 – BUSINESS SEGMENTS
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
The Company reports the results of its operations through three reportable segments: IBERIABANK, Mortgage, and LTC. The IBERIABANK segment represents the Company’s commercial and retail banking functions, including its lending, investment, and deposit activities. IBERIABANK also includes the Company’s wealth management, capital markets, and other corporate functions. The Mortgage segment represents the Company’s origination, funding, and subsequent sale of one-to-four family residential mortgage loans. The LTC segment represents the Company’s title insurance and loan closing services.
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

•	Elimination of investment in subsidiary balances on certain operating segments included in total and average segment assets; and

•	Elimination of intercompany due to and due from balances on certain operating segments that are included in total and average segment assets.

	Three Months Ended September 30, 2017
(Dollars in thousands)	IBERIABANK	Mortgage	LTC	Consolidated
Interest and dividend income	$245,166	$1,805	$1	$246,972
Interest expense	30,089	—	—	30,089
Net interest income	215,077	1,805	1	216,883
Provision for/(reversal of) loan losses	18,524	(10)	—	18,514
Mortgage income	—	16,050	—	16,050
Service charges on deposit accounts	12,534	—	—	12,534
Title revenue	—	—	5,643	5,643
Other non-interest income	18,853	(9)	(4)	18,840
Allocated expenses	(3,881)	2,911	970	—
Non-interest expense	176,530	22,170	4,286	202,986
Income/(loss) before income tax expense	55,291	(7,225)	384	48,450
Income tax expense/(benefit)	21,076	(2,424)	154	18,806
Net income/(loss)	$34,215	$(4,801)	$230	$29,644
Total loans and loans held for sale, net of unearned income	$19,743,749	$192,554	$—	$19,936,303
Total assets	27,738,588	217,056	20,991	27,976,635
Total deposits	21,333,190	1,081	—	21,334,271
Average assets	25,869,559	204,920	22,442	26,096,921

	Three Months Ended September 30, 2016
(Dollars in thousands)	IBERIABANK	Mortgage	LTC	Consolidated
Interest and dividend income	$178,521	$1,982	$1	$180,504
Interest expense	15,944	1,143	—	17,087
Net interest income	162,577	839	1	163,417
Provision for loan losses	12,443	41	—	12,484
Mortgage income	—	21,807	—	21,807
Service charges on deposit accounts	11,066	—	—	11,066
Title revenue	—	—	6,001	6,001
Other non-interest income	20,946	1	—	20,947
Allocated expenses	(3,914)	3,010	904	—
Non-interest expense	127,690	5,891	4,558	138,139
Income/(loss) before income tax expense	58,370	13,705	540	72,615
Income tax expense/(benefit)	19,282	5,048	217	24,547
Net income/(loss)	$39,088	$8,657	$323	$48,068
Total loans and loans held for sale, net of unearned income	$14,957,337	$178,028	$—	$15,135,365
Total assets	20,537,304	226,906	24,356	20,788,566
Total deposits	16,513,867	8,650	—	16,522,517
Average assets	20,061,071	305,996	25,761	20,392,828

	Nine Months Ended September 30, 2017
(Dollars in thousands)	IBERIABANK	Mortgage	LTC	Consolidated
Interest and dividend income	$638,683	$5,395	$2	$644,080
Interest expense	70,736	—	—	70,736
Net interest income	567,947	5,395	2	573,344
Provision for/(reversal of) loan losses	36,816	(98)	—	36,718
Mortgage income	—	49,895	—	49,895
Service charges on deposit accounts	35,097	—	—	35,097
Title revenue	—	—	16,574	16,574
Other non-interest income	54,853	(30)	(10)	54,813
Allocated expenses	(9,377)	7,057	2,320	—
Non-interest expense	418,879	59,754	12,879	491,512
Income/(loss) before income tax expense	211,579	(11,453)	1,367	201,493
Income tax expense/(benefit)	72,650	(3,840)	548	69,358
Net income/(loss)	$138,929	$(7,613)	$819	$132,135
Total loans and loans held for sale, net of unearned income	$19,743,749	$192,554	$—	$19,936,303
Total assets	27,738,588	217,056	20,991	27,976,635
Total deposits	21,333,190	1,081	—	21,334,271
Average assets	23,020,324	239,014	23,496	23,282,834

	Nine Months Ended September 30, 2016
(Dollars in thousands)	IBERIABANK	Mortgage	LTC	Consolidated
Interest and dividend income	$530,409	$5,723	$2	$536,134
Interest expense	45,380	3,181	—	48,561
Net interest income	485,029	2,542	2	487,573
Provision for loan losses	39,214	41	—	39,255
Mortgage income	—	67,738	—	67,738
Service charges on deposit accounts	32,957	—	—	32,957
Title revenue	—	—	16,881	16,881
Other non-interest income	62,999	8	—	63,007
Allocated expenses	(10,468)	8,007	2,461	—
Non-interest expense	367,985	33,909	13,201	415,095
Income/(loss) before income tax expense	184,254	28,331	1,221	213,806
Income tax expense/(benefit)	60,841	10,826	492	72,159
Net income/(loss)	$123,413	$17,505	$729	$141,647
Total loans and loans held for sale, net of unearned income	$14,957,337	$178,028	$—	$15,135,365
Total assets	20,537,304	226,906	24,356	20,788,566
Total deposits	16,513,867	8,650	—	16,522,517
Average assets	19,705,052	289,037	26,626	20,020,715

NOTE 15 – COMMITMENTS AND CONTINGENCIES
Off-balance sheet commitments
In the normal course of business, to meet the financing needs of its customers, the Company is a party to credit-related financial instruments, with risk not reflected in the consolidated financial statements. These financial instruments include commitments to extend credit, standby letters of credit, and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The credit policies used for these commitments are consistent with those used for on-balance sheet instruments. The Company’s exposure to credit loss in the event of non-performance by its customers under such commitments or letters of credit represents the contractual amount of the financial instruments as indicated in the table below. At September 30, 2017 and December 31, 2016, the fair value of guarantees under commercial and standby letters of credit was $2.1 million and $1.6 million, respectively. This fair value will decrease as the existing commercial and standby letters of credit approach their expiration dates.
At September 30, 2017 and December 31, 2016, respectively, the Company had the following financial instruments outstanding and related reserves, whose contract amounts represent credit risk:

(Dollars in thousands)	September 30, 2017	December 31, 2016
Commitments to grant loans	$942,823	$355,558
Unfunded commitments under lines of credit	5,307,192	4,899,930
Commercial and standby letters of credit	211,413	163,560
Reserve for unfunded lending commitments	21,032	11,241
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the borrower. Since many of the commitments are expected to be drawn upon, the total commitment amounts generally represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral, if any, is based on management’s credit evaluation of the customer.
Unfunded commitments under commercial lines of credit, revolving credit lines, and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. Many of these types of commitments do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed. See Note 6 for additional information related to the Company’s reserve for unfunded lending commitments.
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
Legal proceedings
The nature of the business of the Company’s banking and other subsidiaries ordinarily results in a certain amount of claims, litigation, investigations, and legal and administrative cases and proceedings, which are considered incidental to the normal conduct of business. Some of these claims are against entities or assets of which the Company is a successor or acquired in business acquisitions. The Company has asserted defenses to these claims and, with respect to such legal proceedings, intends to continue to defend itself vigorously, litigating or settling cases according to management’s judgment as to what is in the best interest of the Company and its shareholders.
In July of 2016, the Company received a subpoena from the Office of Inspector General of the U.S. Department of Housing and Urban Development (“HUD”) requesting information on certain previously originated loans insured by the Federal Housing Administration ("FHA") as well as other documents regarding the Company's FHA-related policies and practices. After the Company complied with the subpoena, attorneys from the Department of Justice (“DOJ”) informed the Company in late March of 2017 that a civil qui tam suit had been filed against the Company in federal court involving the subject matter of the HUD subpoena. As previously disclosed in the second quarter of 2017, the Company concluded that a loss was reasonably possible, the range of which was between $6 million and $17 million. At that time, the Company recorded a $6 million accrual. The Company has recently negotiated a settlement amount of $11.7 million that counsel for the United States are recommending for approval by the appropriate government decision makers, which remains subject to final review and approval by the DOJ. The

Company recorded the remaining $5.7 million for this matter in the third quarter of 2017. IBERIABANK plans to pursue insurance coverage under certain insurance policies.

The Company assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that the Company will incur a loss and the amount of the loss can be reasonably estimated, the Company records a liability in its consolidated financial statements. These legal reserves may be increased or decreased to reflect any relevant developments on a quarterly basis. Where a loss is not probable or the amount of loss is not estimable, the Company does not accrue legal reserves. While the outcome of legal proceedings is inherently uncertain, based on information currently available and available insurance coverage, the Company’s management believes that it has established appropriate legal reserves. Any incremental liabilities arising from pending legal proceedings are not expected to have a material adverse effect on the Company’s consolidated financial position, consolidated results of operations, or consolidated cash flows. However, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to the Company’s consolidated financial position, consolidated results of operations, or consolidated cash flows.
As of the date of this filing, the Company believes the amount of losses associated with legal proceedings that it is reasonably possible to incur above amounts already accrued is not material.

NOTE 16 – RELATED PARTY TRANSACTIONS
In the ordinary course of business, the Company may execute transactions with various related parties. These transactions are consummated at terms equivalent to the prevailing market rates and terms at the time. Examples of such transactions may include lending or deposit arrangements, transfers of financial assets, services for administrative support, and other miscellaneous items.
The Company has granted loans to executive officers and directors and their affiliates. These loans, including the related principal additions, principal payments, and unfunded commitments are not material to the consolidated financial statements at September 30, 2017 and December 31, 2016. None of the related party loans were classified as non-accrual, past due, troubled debt restructurings, or potential problem loans at September 30, 2017 and December 31, 2016, other than as disclosed in this Note 16.
IBERIABANK and several other financial institutions previously extended credit (the “Credit Facility”) under a multi-bank syndicated credit facility to Stone Energy Corporation (the “Borrower"). At the time of origination and subsequent restructure, one of the Company’s directors, David H. Welch, was the Chairman, President and Chief Executive Officer of the Borrower. IBERIABANK held approximately 6 percent of the total commitments from twelve banks under the Credit Facility. On December 14, 2016, the Borrower filed for Chapter 11 Bankruptcy with the U.S. Bankruptcy Court in the Southern District of Texas. On February 28, 2017, the Borrower’s confirmed Amended Joint Prepackaged Plan of Reorganization became effective, and the Borrower satisfied the entire amount due and owing to the financial institutions, which was the principal amount outstanding under the Credit Facility at the time of the bankruptcy filing. On that date, the Borrower emerged from the Chapter 11 Bankruptcy and entered into a new Exit Facility with the lenders, including IBERIABANK. The new Exit Facility, which replaced the Credit Facility, provides for a $200 million reserve-based credit facility with a maturity date of February 21, 2021. Interest on advances under the Exit Facility is calculated using LIBOR or the base rate, at the election of the Borrower, plus, in each case an applicable margin. IBERIABANK holds a 5.9 percent pro-rata share, or $11.8 million, of the $200 million total committed under the new Exit Facility. At September 30, 2017, there were no draws or outstanding amounts under the Exit Facility. Effective April 28, 2017, Mr. Welch retired as Chairman, President and Chief Executive Officer of the Borrower.
Deposits from related parties held by the Company were not material at September 30, 2017 and December 31, 2016.

NOTE 17 – SUBSEQUENT EVENTS
On October 19, 2017, IBERIABANK Corporation ("IBKC") entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Gibraltar Private Bank & Trust Company (“Gibraltar”). Pursuant to the Merger Agreement, Gibraltar will merge with and into IBERIABANK (the “Merger”). Each outstanding share of Gibraltar’s common stock, including restricted stock awards (whether vested or not vested), is to be converted into the right to receive 1.9749 shares of IBKC common stock, subject to certain adjustments provided for in the Merger Agreement. At the effective time of the Merger, all unexercised Gibraltar stock options, whether or not vested, will be cashed out in connection with the transaction pursuant to the formula set forth in the Merger Agreement. Based on the closing share price for IBKC common stock on October 19, 2017 of $80.15, Gibraltar shareholders will receive IBKC shares valued at approximately $158.29 per Gibraltar common share and IBKC expects to issue approximately 2.79 million shares of IBKC common stock in the transaction, valuing the transaction at approximately $223 million.
The Merger Agreement has been approved by the boards of directors of each company and is expected to close in the first quarter of 2018. The closing of the Merger is subject to the required approval of Gibraltar’s shareholders, the receipt of required regulatory approvals without the imposition of a materially burdensome regulatory condition, the effectiveness of the registration statement to be filed by IBKC with respect to the stock to be issued in the transaction, and other customary closing conditions.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution About Forward-Looking Statements
The following discussion and analysis is intended to assist readers in understanding the consolidated financial condition and results of operations of IBERIABANK Corporation and its wholly owned subsidiaries (collectively, the “Company”) as of and for the period ended September 30, 2017, and updates the Annual Report on Form 10-K for the year ended December 31, 2016. This discussion should be read in conjunction with the unaudited consolidated financial statements, accompanying footnotes and supplemental financial data included herein. The emphasis of this discussion will be amounts as of September 30, 2017 compared to December 31, 2016 for the balance sheets and the three and nine months ended September 30, 2017 compared to September 30, 2016 for the statements of comprehensive income. Certain amounts in prior year presentations have been reclassified to conform to the current year presentation.
When we refer to the “Company,” “we,” “our” or “us” in this Report, we mean IBERIABANK Corporation and subsidiaries (consolidated). When we refer to the “Parent,” we mean IBERIABANK Corporation. See the Glossary of Defined Terms at the end of this Report for terms used throughout this Report.
To the extent that statements in this Report relate to future plans, objectives, financial results or performance of the Company, these statements are deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, which are based on management’s current information, estimates and assumptions and the current economic environment, are generally identified by use of the words “may,” “plan,” “believe,” “expect,” “intend,” “will,” “should,” “continue,” “potential,” “anticipate,” “estimate,” “predict,” “project” or similar expressions, or the negative of these terms or other comparable terminology. The Company’s actual strategies and results in future periods may differ materially from those currently expected due to various risks and uncertainties.
Forward-looking statements represent management’s beliefs, based upon information available at the time the statements are made, with regard to the matters addressed; they are not guarantees of future performance. Forward-looking statements are subject to numerous assumptions, risks and uncertainties that change over time and could cause actual results or financial condition to differ materially from those expressed in or implied by such statements. Factors that could cause or contribute to such differences include, but are not limited to: the level of market volatility, our ability to execute our growth strategy, including the availability of future bank acquisition opportunities, our ability to execute on our revenue and efficiency improvement initiatives, unanticipated delays, losses, business disruptions and diversion of management time related to the completion and integration of mergers and acquisitions, refinements to purchase accounting adjustments for acquired businesses and assets and assumed liabilities in these transactions, adjustments of fair values of acquired assets and assumed liabilities and of deferred taxes in acquisitions, actual results deviating from the Company’s current estimates and assumptions of timing and amounts of cash flows, credit risk of our customers, effects of low energy and commodity prices, effects of residential real estate prices and levels of home sales, our ability to satisfy capital and liquidity standards, sufficiency of our allowance for loan losses, changes in interest rates, access to funding sources, reliance on the services of executive management, competition for loans, deposits and investment dollars, competition from competitors with greater financial resources than the Company, reputational risks and social factors, changes in government regulations and legislation, increases in FDIC insurance assessments, geographic concentration of our markets, economic or business conditions in our markets or nationally, rapid changes in the financial services industry, significant litigation, cyber-security risks including dependence on our operational, technological, and organizational systems and infrastructure and those of third party providers of those services, hurricanes and other adverse weather events, and valuation of intangible assets. Factors that may cause actual results to differ materially from these forward-looking statements are discussed in the Company’s Annual Report on Form 10-K and other filings with the Securities and Exchange Commission (the “SEC”), available at the SEC’s website, www.sec.gov, and the Company’s website, www.iberiabank.com, under the heading “Investor Relations” and then “Financial Information.” All information is as of the date of this Report. Except to the extent required by applicable law or regulation, the Company undertakes no obligation to revise or update publicly any forward-looking statement for any reason.

EXECUTIVE SUMMARY
Corporate Profile
The Company is a $28.0 billion regional financial holding company with offices in Louisiana, Arkansas, Tennessee, Alabama, Texas, Florida, Georgia, and South Carolina, offering commercial, private banking, consumer, small business, wealth and trust management, retail brokerage, mortgage, and title insurance services.
Highlights of the Company's performance for the third quarter and nine months ended September 30, 2017 are discussed below and compared to the results for the three and nine months ended September 30, 2016. Refer to subsequent sections of Management's Discussion and Analysis for further detail regarding the fluctuations noted below. Results in 2017 were primarily impacted by the acquisition of Sabadell United Bank, N.A. ("Sabadell United") from Banco de Sabadell, S.A. ("Banco Sadadell") on July 31, 2017.
Summary of 3Q 2017 Compared to 3Q 2016 Results of Operations

•
Net income available to common shareholders for the three months ended September 30, 2017 totaled $26.0 million, or $0.49 per diluted common share, compared to earnings of $44.5 million, or $1.08 per share, for the same period of 2016. This decrease was attributable to the acquisition of Sabadell United on July 31, 2017, as 2017 results of operations were impacted by significant merger-related costs. Diluted EPS was also impacted by the issuances of common stock in December 2016 and March 2017, which were used to fund the acquisition, and the issuance of 2.6 million shares of common stock to Banco Sabadell as part of consideration for the acquisition.

•
Net interest income was $216.9 million for the third quarter of 2017, a $53.5 million, or 33%, increase compared to the same quarter of 2016. Net interest margin on a tax-equivalent basis increased eight basis points to 3.64% from 3.56%.

•	Non-interest income decreased $6.8 million, or 11%, to $53.1 million during the quarter ended September 30, 2017, driven primarily by lower mortgage income.

•
Non-interest expense for the third quarter of 2017 increased $64.8 million, or 47%, to $203.0 million compared to the same period of 2016. The increase was primarily due to merger, conversion and compensation-related expenses as a result of the Sabadell United acquisition and increased professional services fees related to the previously disclosed HUD legal matter.

•
The Company recorded a provision for loan losses of $18.5 million during the quarter ended September 30, 2017, $6.0 million higher than the provision recorded during the quarter ended September 30, 2016, primarily driven by hurricane and energy-related provisioning.

•
The Company recorded income tax expense of $18.8 million and $24.5 million, respectively, for the three months ended September 30, 2017 and 2016, which resulted in an effective income tax rate of 38.8% and 33.8%, respectively.

Summary of Year-to-Date 2017 Compared to 2016 Results of Operations

•
Net income available to common shareholders for the nine months ended September 30, 2017 totaled $124.0 million, or $2.45 per diluted common share, compared to earnings of $134.6 million, or $3.26 per share, for the same period of 2016. This decrease was attributable to the acquisition of Sabadell United on July 31, 2017, as 2017 results of operations were impacted by significant merger-related costs. Diluted EPS was also impacted by the issuances of common stock in December 2016 and March 2017, which were used to fund the acquisition, and the issuance of 2.6 million shares of common stock to Banco Sabadell as part of consideration for the acquisition.

•
Net interest income was $573.3 million for the first nine months of 2017, an $85.8 million, or 18%, increase compared to the same period of 2016. Net interest margin on a tax-equivalent basis was 3.63% for both periods.

•	Non-interest income decreased $24.2 million, or 13%, to $156.4 million for the nine months ended September 30, 2017, driven primarily by lower mortgage income.

•
Non-interest expense for the first nine months of 2017 increased $76.4 million, or 18%, to $491.5 million compared to the same period of 2016, primarily due to merger, conversion and compensation-related expenses as a result of the Sabadell United acquisition and increased professional services fees related to the previously disclosed HUD legal matter.

•	The Company recorded a provision for loan losses of $36.7 million during the first nine months of 2017, a decrease of $2.5 million, or 6%, when compared to the same period of 2016.

•
The Company recorded income tax expense of $69.4 million and $72.2 million, respectively, for the nine months ended September 30, 2017 and 2016, which resulted in an effective income tax rate of 34.4% and 33.7%, respectively.

Summary of Financial Condition at September 30, 2017 Compared to December 31, 2016

•
Total assets at September 30, 2017 were $28.0 billion, up $6.3 billion, or 29%, from December 31, 2016. A $4.7 billion increase in loans, of which $4.0 billion was acquired through the Sabadell United acquisition, and a $1.3 billion increase in available for sale securities, of which $964.1 million was acquired through the Sabadell United acquisition, primarily drove the increase in total assets.

•
Total loans net of unearned income at September 30, 2017 were $19.8 billion, an increase of $4.7 billion, or 31%, from December 31, 2016. During the first nine months of 2017, the Company grew legacy loans by $1.1 billion, or 9%. Acquired loans increased a net $3.6 billion, or 152%, primarily due to the Sabadell United acquisition.

•
Asset quality improved as criticized legacy loans to total legacy loans decreased to 2.9% at September 30, 2017, from 3.8% at December 31, 2016 and legacy non-performing loans to total legacy loans decreased to 0.95% at September 30, 2017, from 1.75% at December 31, 2016.

•
Total deposits increased $3.9 billion, or 23%, to $21.3 billion at September 30, 2017, while non-interest-bearing deposits increased $1.0 billion, or 21%, and comprised 28% of total deposits at September 30, 2017 and December 31, 2016. The Sabadell United acquisition added $4.4 billion in deposits.

•
Shareholders’ equity increased $787.1 million, or 27%, from year-end 2016, primarily due to the Company's March 2017 issuance of 6.1 million shares of common stock (net proceeds of $485.2 million) in anticipation of the acquisition of Sabadell United Bank, N.A., which closed on July 31, 2017. As part of the consideration for the closing of the Sabadell United acquisition, the Company issued 2.6 million shares of common stock to Banco Sabadell.

2017 Outlook
Management's expectations for the Company for the fourth quarter of 2017 include the following key assumptions:

•	Mid single-digit to high single-digit consolidated annualized loan growth in the last quarter of 2017;

•	Low single-digit to mid single-digit consolidated annualized deposit growth in the last quarter of 2017;

•	Provision expense of approximately $8.5 million to $10 million in the fourth quarter;

•	Non-interest income of approximately $52 million to $55 million in the fourth quarter;

•	Non-interest expense, on a non-GAAP core basis, of approximately $168 million to $174 million in the fourth quarter;

•	An effective tax rate in the last quarter of 2017 of approximately 33.0% to 33.5%, assuming no change in the statutory rate;

•	Net interest margin of approximately 3.55% to 3.60% in the last quarter of 2017, assuming no additional loan recoveries and no additional Fed Fund rate increases;

•	Additional expenses related to the Sabadell United acquisition of approximately $10 million to $12 million in the last quarter of 2017;

•	Branch closure expenses of approximately $2 million to $3 million in the last quarter of 2017;

•	A continued improvement in overall credit metrics throughout the remainder of 2017; and

•	Based on asset sensitivity modeling for the Company, each 25 basis point increase in the Fed Funds rate is estimated to increase quarterly EPS by five cents.

On October 19, 2017, IBERIABANK Corporation ("IBKC") entered into a Merger Agreement with Gibraltar Private Bank & Trust Company (“Gibraltar”). Pursuant to the Merger Agreement, Gibraltar will merge with and into IBERIABANK (the “Merger”). Based on the closing share price for IBKC common stock on October 19, 2017 of $80.15, Gibraltar shareholders will receive IBKC shares valued at approximately $158.29 per Gibraltar common share and IBKC expects to issue approximately 2.79 million shares of IBKC common stock in the transaction, valuing the transaction at approximately $223 million. The Merger Agreement has been approved by the boards of directors of each company and is expected to close in the first quarter of 2018. The closing of the Merger is subject to the required approval of Gibraltar’s shareholders, the receipt of required regulatory approvals without the imposition of a materially burdensome regulatory condition, the effectiveness of the registration statement to be filed by IBKC with respect to the stock to be issued in the transaction, and other customary closing conditions. See Note 17 "Subsequent Events" for further discussion.

FINANCIAL OVERVIEW
The following table sets forth selected financial ratios and other relevant data used by management to analyze the Company's performance.
TABLE 1—SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

	As of and For the Three Months Ended September 30
	2017	2016
Key Ratios (1)
Return on average assets	0.45%	0.94%
Core return on average assets (Non-GAAP) (2)	0.87	0.94
Return on average common equity	2.92	7.00
Core return on average tangible common equity (Non-GAAP) (2) (3)	8.95	10.30
Equity to assets at end of period	13.32	12.83
Earning assets to interest-bearing liabilities at end of period	142.14	144.53
Interest rate spread (4)	3.42	3.40
Net interest margin (TE) (4) (5)	3.64	3.56
Non-interest expense to average assets (annualized)	3.09	2.69
Efficiency ratio (6)	75.2	61.9
Core tangible efficiency ratio (TE) (Non-GAAP) (2) (3) (5) (6)	58.2	60.1
Common stock dividend payout ratio	76.5	33.3
Asset Quality Data (Legacy)
Non-performing assets to total assets at end of period (7)	0.64%	1.33%
Allowance for credit losses to non-performing loans at end of period (7)	91.68	52.09
Allowance for credit losses to total loans at end of period	0.87	0.97
Consolidated Capital Ratios
Tier 1 leverage capital ratio	10.17%	9.70%
Common Equity Tier 1 (CET1)	10.93	10.13
Tier 1 risk-based capital ratio	11.53	10.89
Total risk-based capital ratio	12.78	12.47

(1)	With the exception of end-of-period ratios, all ratios are based on average daily balances during the respective periods.

(2)	See Table 17 for GAAP to Non-GAAP reconciliations.

(3)	Tangible calculations eliminate the effect of goodwill and acquisition-related intangible assets and the corresponding amortization expense on a tax-effected basis where applicable.

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

ANALYSIS OF RESULTS OF OPERATIONS
Net Interest Income/Net Interest margin
Net interest income is the difference between interest realized on earning assets and interest paid on interest-bearing liabilities and is also the largest driver of earnings. As such, it is subject to constant scrutiny by management. The rate of return and relative risk associated with earning assets are weighed to determine the appropriateness and mix of earning assets. Additionally, the need for lower cost funding sources is weighed against relationships with clients and future growth opportunities. The Company’s net interest spread, which is the difference between the yields earned on average earning assets and the rates paid on average interest-bearing liabilities, was 3.42% and 3.40%, during the three months ended September 30, 2017 and 2016, respectively, and 3.41% and 3.47% for the nine months ended September 30, 2017 and 2016, respectively. The Company’s net interest margin on a taxable equivalent (“TE”) basis, which is net interest income (TE) as a percentage of average earning assets, was 3.64% and 3.56%, respectively, for the three months ended September 30, 2017 and 2016, and 3.63% for the nine months ended September 30, 2017 and 2016.

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
TABLE 2—QUARTERLY AVERAGE BALANCES, NET INTEREST INCOME AND INTEREST YIELDS / RATES

	Three Months Ended September 30
	2017			2016
(Dollars in thousands)	Average Balance	Interest Income/Expense (4)	Yield/ Rate (TE)(1)	Average Balance	Interest Income/Expense (4)	Yield/ Rate (TE)(1)
Earning Assets:
Loans(3):
Commercial loans	$12,951,243	$146,003	4.52%	$10,646,874	$116,653	4.41%
Residential mortgage loans	2,464,348	28,645	4.65%	1,254,665	13,718	4.37%
Consumer and other loans	2,925,563	42,240	5.73%	2,900,660	37,413	5.13%
Total loans	18,341,154	216,888	4.73%	14,802,199	167,784	4.55%
Loans held for sale	132,309	1,209	3.66%	219,369	1,774	3.24%
Investment securities(2)	4,709,526	26,246	2.32%	2,830,892	13,815	2.08%
FDIC loss share receivable	21,042	—	—%	27,694	(3,935)	(56.53)%
Other earning assets	768,181	2,629	1.36%	641,080	1,066	0.66%
Total earning assets	23,972,212	246,972	4.14%	18,521,234	180,504	3.93%
Allowance for loan losses	(147,046)			(149,101)
Non-earning assets	2,271,755			2,020,695
Total assets	$26,096,921			$20,392,828
Interest-bearing liabilities
Deposits:
NOW accounts	$3,203,657	$4,384	0.54%	$2,936,130	$2,313	0.31%
Savings and money market accounts	8,566,873	11,650	0.54%	6,359,006	5,826	0.36%
Certificates of deposit	2,413,727	5,766	0.95%	2,176,159	4,592	0.84%
Total interest-bearing deposits	14,184,257	21,800	0.61%	11,471,295	12,731	0.44%
Short-term borrowings	1,619,242	4,152	1.02%	732,451	753	0.41%
Long-term debt	742,765	4,137	2.21%	682,708	3,603	2.10%
Total interest-bearing liabilities	16,546,264	30,089	0.72%	12,886,454	17,087	0.53%
Non-interest-bearing demand deposits	5,601,071			4,605,447
Non-interest-bearing liabilities	273,163			239,911
Total liabilities	22,420,498			17,731,812
Shareholders’ equity	3,676,423			2,661,016
Total liabilities and shareholders’ equity	$26,096,921			$20,392,828
Net earning assets	$7,425,948			$5,634,780
Net interest income/ Net interest spread		$216,883	3.42%		$163,417	3.40%
Net interest income (TE) / Net interest margin (TE) (1)		$219,468	3.64%		$165,747	3.56%

(1)	Fully taxable equivalent (TE) calculations include the tax benefit associated with related income sources that are tax-exempt using a rate of 35%, which approximates the marginal tax rate.

(2)	Balances exclude unrealized gain or loss on securities available for sale and the impact of trade date accounting.

(3)	Total loans include non-accrual loans for all periods presented.

(4)	Interest income includes loan fees of $0.9 million and $0.7 million for the three-month periods ended September 30, 2017 and 2016, respectively.

TABLE 3—YEAR-TO-DATE AVERAGE BALANCES, NET INTEREST INCOME AND INTEREST YIELDS / RATES

	Nine Months Ended September 30
	2017			2016
(Dollars in thousands)	Average Balance	Interest Income/ Expense (4)	Yield/ Rate (TE)(1)	Average Balance	Interest Income/ Expense (4)	Yield/ Rate (TE)(1)
Earning Assets:
Loans(3):
Commercial loans	$11,676,048	$392,909	4.55%	$10,452,794	$344,658	4.46%
Residential mortgage loans	1,689,905	55,838	4.41%	1,226,307	40,928	4.45%
Consumer and other loans	2,869,756	116,383	5.42%	2,897,576	111,758	5.15%
Total loans	16,235,709	565,130	4.69%	14,576,677	497,344	4.60%
Loans held for sale	150,873	3,429	3.03%	197,317	5,025	3.40%
Investment securities(2)	4,163,596	68,480	2.30%	2,851,482	43,691	2.17%
FDIC loss share receivable	7,091	—	—%	32,398	(12,484)	(51.47)%
Other earning assets	845,817	7,041	1.11%	526,557	2,558	0.65%
Total earning assets	21,403,086	644,080	4.07%	18,184,431	536,134	3.99%
Allowance for loan losses	(146,280)			(146,520)
Non-earning assets	2,026,028			1,982,804
Total assets	$23,282,834			$20,020,715
Interest-bearing liabilities
Deposits:
NOW accounts	$3,188,866	$10,981	0.46%	$2,902,649	$6,334	0.29%
Savings and money market accounts	7,624,362	29,009	0.51%	6,480,916	16,992	0.35%
Certificates of deposit	2,155,112	14,980	0.93%	2,130,800	13,255	0.83%
Total interest-bearing deposits	12,968,340	54,970	0.57%	11,514,365	36,581	0.42%
Short-term borrowings	798,553	4,655	0.78%	617,562	1,900	0.41%
Long-term debt	663,752	11,111	2.24%	600,141	10,080	2.24%
Total interest-bearing liabilities	14,430,645	70,736	0.66%	12,732,068	48,561	0.51%
Non-interest-bearing demand deposits	5,192,491			4,486,314
Non-interest-bearing liabilities	232,130			203,723
Total liabilities	19,855,266			17,422,105
Shareholders’ equity	3,427,568			2,598,610
Total liabilities and shareholders’ equity	$23,282,834			$20,020,715
Net earning assets	$6,972,441			$5,452,363
Net interest income/ Net interest spread		$573,344	3.41%		$487,573	3.47%
Net interest income (TE) / Net interest margin (TE)(1)		$580,850	3.63%		$494,457	3.63%

(1)	Fully taxable equivalent (TE) calculations include the tax benefit associated with related income sources that are tax-exempt using a rate of 35%, which approximates the marginal tax rate.

(2)	Balances exclude unrealized gain or loss on securities available for sale and the impact of trade date accounting.

(3)	Total loans include non-accrual loans for all periods presented.

(4)	Interest income includes loan fees of $2.3 million and $1.4 million for the nine-month periods ended September 30, 2017 and 2016, respectively.
Net interest income increased $53.5 million, or 33%, to $216.9 million in the third quarter of 2017 when compared to the same quarter of 2016. The primarily volume-driven increase in net interest income for the third quarter of 2017 is the result of a $5.5 billion, or 29%, increase in average earning assets, primarily due to the Sabadell United acquisition, and a 21 basis point increase in earning asset yield. While the overall loan yield increased as a result of the increase in volume of legacy loans, the acquired loan yield decreased as a result of the Sabadell United acquired loans. This increase is partially offset by a $3.7 billion, or 28%, increase in average interest-bearing liabilities compared to the third quarter of 2016, and a 19 basis point increase in associated costs. The drivers of the increase in the earning asset yield included resets on variable loan production as well as the elimination of the negative yield related to the amortization of FDIC loss share receivables. The primary driver of the increase in the funding costs was due to increases in rates on indexed deposits as well as higher rates on promotional deposit offerings. In addition, funding costs also increased during the third quarter of 2017 as a result of the impact of the Sabadell United acquisition, which included higher acquired deposit costs compared to the Company's legacy business. The yield/rate increases in 2017 were impacted by the Federal Open Market Committee's interest rate increases of 25 basis points in mid-December of 2016 and March and June of 2017. Net interest margin on a tax-equivalent basis increased 8 basis points to 3.64% from 3.56% when comparing the periods.
Net interest income was $573.3 million for the first nine months of 2017, an $85.8 million, or 18%, increase compared to the same period of 2016. The primarily volume-driven increase in net interest income for the first nine months of 2017 is the result of a $3.2 billion, or 18%, increase in average earning assets due to the Sabadell United acquisition and the elimination of the negative yield related to the amortization of FDIC loss share receivable in prior periods. This increase is partially offset by a $1.7 billion, or 13%, increase in average interest-bearing liabilities compared to the first nine months of 2016. The earning asset yield increased 8 basis points to 4.07% when compared to the first nine months of 2016, while funding costs increased 15 basis points to 0.66%. The primary driver of the increase in the earning asset yield was due to resets on variable loan production. The primary drivers of the increase in the funding costs were due to increases in rates on indexed deposits, higher rates on promotional deposit offerings, and higher acquired deposit costs from Sabadell United. As noted above, the FOMC increased rates by 25 basis points in mid-December of 2016 and March and June of 2017. Net interest margin on a tax-equivalent basis was 3.63% for both periods.
Average loans made up 77% and 80% of average earning assets in the third quarter of 2017 and 2016, respectively, and 76% and 80% for the nine-month periods of 2017 and 2016, respectively. Average loans increased $3.5 billion, or 24%, when comparing the third quarter of 2017 to 2016, and $1.7 billion, or 11%, when comparing the nine months of 2017 to the same period of 2016. The increase in loans was primarily attributable to the $4.0 billion in loans acquired through the Sabadell United acquisition which closed on July 31, 2017. Investment securities made up 20% and 15% of average earning assets for the third quarters of 2017 and 2016, respectively, and 19% and 16% for the respective nine-month periods. The increase in investment securities is primarily due to $964.1 million in securities that were acquired through the acquisition of Sabadell United during the third quarter of 2017.
Average interest-bearing deposits made up 86% and 89% of average interest-bearing liabilities in the third quarter of 2017 and 2016, respectively, and 90% for the respective nine-month periods for both 2017 and 2016. The increase in deposits was primarily attributable to the $4.4 billion in deposits acquired through the Sabadell United acquisition. Average short-term borrowings made up 10% and 6% of average interest-bearing liabilities in the third quarter of 2017 and 2016, respectively, and 6% for the first nine months of 2017, compared to 5% for the same period of 2016. The increase in short-term borrowings was primarily attributable to the $265.0 million in FHLB short-term advances and $254.4 million in repurchase agreements acquired through the Sabadell United acquisition. Average long-term debt made up 4% and 5% of average interest-bearing liabilities in the third quarter of 2017 and 2016, respectively, and 5% for the respective nine-month periods for both 2017 and 2016.
The following table sets forth information regarding average loan balances and average yields, segregated into the legacy and acquired portfolios, for the periods indicated.
TABLE 4—AVERAGE LOAN BALANCES AND YIELDS

	Three Months Ended September 30				Nine Months Ended September 30
	2017		2016		2017		2016
(Dollars in thousands)	Average Balance	Average Yield (TE)	Average Balance	Average Yield (TE)	Average Balance	Average Yield (TE)	Average Balance	Average Yield (TE)
Legacy loans	$13,641,531	4.39%	$12,182,980	4.06%	$13,186,988	4.54%	$11,747,949	4.36%
Acquired loans	4,699,623	5.72	2,619,219	6.83	3,048,721	6.39	2,828,728	6.71
Total loans	18,341,154	4.73	14,802,199	4.55	16,235,709	4.69	14,576,677	4.60
FDIC loss share receivables	21,042	—	27,694	(56.53)	7,091	—	32,398	(51.47)
Total loans and FDIC loss share receivables	$18,362,196	4.73%	$14,829,893	4.44%	$16,242,800	4.69%	$14,609,075	4.47%

Provision for Loan Losses
Management of the Company formally assesses the ACL quarterly and will make provisions for loan losses and unfunded lending commitments as necessary in order to maintain the appropriateness of the ACL at the balance sheet date. On a consolidated basis, the Company recorded a provision for loan losses of $36.7 million for the nine months ended September 30, 2017, a $2.5 million, or 6%, decrease from the provision recorded for the same period of 2016. The Company’s total provision for credit losses recorded during the nine months ended September 30, 2017, which includes the provision for unfunded lending commitments included in non-interest expense, was $38.9 million, which was $1.8 million, or 5%, above the total provision recorded in the first nine months of 2016.
The decrease in the provision for loan losses was primarily due to an $8.4 million decrease in the provision for energy-related loans from $18.9 million in the first three quarters of 2016 to $10.5 million for the same period of 2017. The Company increased its allowance for loan losses on its energy-related loan portfolio in 2016 to address credit quality concerns due to declining commodity prices. The provision for energy-related loans in 2017 was primarily the result of higher net charge-offs in 2017 as certain energy-related classified assets have cycled through resolution. Classified energy-related loans decreased 61% to $99.7 million at September 30, 2017, compared to $253.6 million at September 30, 2016. The Company's non-energy commercial loan provision increased $7.2 million during the first nine months of 2017 compared to same period for 2016, a result of both commercial loan growth over the past twelve months and a moderate decline in commercial asset quality. Non-energy-related classified commercial loans increased 9% to $205.5 million at September 30, 2017 compared to $188.8 million at September 30, 2016. Net charge-offs to average loans in the legacy portfolio were 0.81% in the third quarter of 2017, compared to 0.33% in the third quarter of the prior year, and were 0.47% and 0.29% of average loans for the nine months ended September 30, 2017 and 2016, respectively. The increase in net charge-offs was a result of higher energy-related charge-offs in the third quarter of 2017. As a result of these higher energy-related charge-offs, the provision for loan losses was less than net charge-offs by $9.1 million in the first nine months of 2017 and exceeded net charge-offs by $13.1 million in the first nine months 2016.
See the "Asset Quality" section for further discussion on past due loans, non-performing assets, troubled debt restructurings and the allowance for credit losses.
Non-interest Income
The Company’s operating results for the three months ended September 30, 2017 included non-interest income of $53.1 million compared to $59.8 million for the same period of 2016. This $6.7 million, or 11%, decrease in non-interest income included a $5.8 million, or 26%, decrease in mortgage income. Mortgage income was impacted by a $171.3 million decline in mortgage loan originations and a $196.7 million decline in sales volume, resulting in a $7.5 million decrease in gains on sale of loans when compared to the same period in 2016. Due to the loss of mortgage production offices in Alabama and Georgia, coupled with reduced activity due to higher interest rates, locked pipeline volume also decreased $93.2 million compared to the third quarter of 2016. In addition, unfavorable adjustments on hedging activity on both loans held for sale and held for investment negatively impacted mortgage income in 2017.
Non-interest income in the third quarter of 2017 was also impacted by a $1.5 million, or 40%, decrease in broker commissions from the third quarter of 2016 as the size and volume of individual transactions declined period over period. In addition, a 12% decline in referral activity compared to the third quarter of 2016 negatively impacted broker commissions. This was offset by a $1.5 million, or 13%, increase in service charges on deposit accounts as a result of acquired deposits from Sabadell United and higher net NSF fees. Non-interest income as a percentage of total gross revenue (defined as total interest and non-interest income) was 18% in the third quarter of 2017 compared to 25% in the third quarter of 2016.
On a year-to-date basis, non-interest income decreased $24.2 million, or 13%, from the first nine months of 2016 to $156.4 million at September 30, 2017. This included a decrease of $17.8 million, or 26%, in mortgage income, primarily the result of an $11.7 million decrease in gains on the sale of loans from a $423 million decrease in sales volume thus far in 2017. Mortgage income was also negatively impacted by higher unfavorable fair value adjustments relating to hedging activity and loans held for sale and held for investment compared to the first nine months of 2016.
Other non-interest income decreased $4.3 million, or 16%, from the first nine months of 2016, which was primarily the result of a decrease in income from customer swap activity. Other decreases from the first nine months of 2016 included a $3.6 million, or 32%, decrease in broker commissions, the result of size and volume-driven decreases in both trading and research income, and a loss on the sale of available for sale securities from the corresponding 2016 period. These decreases were partially offset by increases of $2.1 million, or 6%, in service charges on deposit accounts and $1.6 million, or 18%, in credit card and merchant-related income.

Non-interest Expense
The Company’s results for the third quarter of 2017 included non-interest expense of $203.0 million, an increase of $64.8 million, or 47%, compared to the same quarter of 2016. For the quarter, the Company’s efficiency ratio was 75.2%, compared to 61.9% in the third quarter of 2016.
Salaries and employee benefits increased $21.9 million, or 26%, in the third quarter of 2017 when compared to the same period of 2016. This increase was driven by $5.8 million of compensation expense for 420 acquired associates from Sabadell United, $1.8 million in severance and retention expenses, and the remainder related to increases in legacy headcount, merit raises, off cycle pay increases, and restricted stock grants.
Professional services increased by $17.0 million, or 306%, in the third quarter of 2017 when compared to the third quarter of the prior year, primarily due to the recently negotiated settlement amount of $11.7 million associated with the previously disclosed HUD matter (See Note 15 "Commitments and Contingencies" for further discussion). In addition, increases in merger-related legal expenses, due to the Sabadell United acquisition, contributed to the increase in professional services.
Other non-interest expense increased $7.8 million, or 78%, in the third quarter of 2017 when compared to the same period of 2016, partly due to a $2.8 million increase in core deposit intangible amortization as a result of the core deposit intangible asset created in the Sabadell United acquisition. Data processing increased $6.8 million, or 112%, in the third quarter of 2017 when compared to the third quarter of the prior year. This increase was primarily due to a $5.0 million increase in merger-related computer service expenses as a result of the Sabadell United acquisition. Credit and other loan related expense increased $5.6 million, or 291%, in the third quarter of 2017 when compared to the same period of 2016, as a result of a higher provision for unfunded commitments. Other increases from the three months ended September 30, 2017 included a $2.6 million, or 16%, increase in net occupancy and equipment, primarily from the addition of South Florida locations related to the Sabadell United acquisition, and a $1.4 million, or 29%, increase in insurance expense, also primarily related to the Sabadell United acquisition.
Non-interest expense for the first nine months of 2017 increased $76.4 million, or 18%, to $491.5 million, when compared to the first nine months of 2016, due to increases in professional services of $24.8 million, or 174%, primarily related to the HUD legal matter, salaries and employee benefits of $24.3 million, or 10%, related to acquired associates from Sabadell United, data processing of $9.1 million, or 50%, due to merger-related computer service expenses, credit and other loan-related expenses of $8.3 million, or 110%, related to increased provision for unfunded commitments, and other non-interest expense of $4.7 million, or 13%, due to amortization of the core deposit intangible asset created in the Sabadell United acquisition. Other increases from the first nine months of 2017 when compared to the same period of 2016 included insurance of $1.8 million, or 13%, related to an increase from Sabadell United on the assessment base and a special large bank assessment, travel and entertainment of $1.6 million, or 26%, due to acquisition-related travel, and net occupancy and equipment of $1.2 million, or 2%, related to the addition of South Florida locations from the Sabadell United acquisition.
Income Taxes
For the three months ended September 30, 2017 and 2016, the Company recorded income tax expense of $18.8 million and $24.5 million, respectively, which resulted in an effective income tax rate of 38.8% and 33.8%, respectively. For the nine months ended September 30, 2017 and 2016, the Company recorded income tax expense of $69.4 million and $72.2 million, respectively, which resulted in an effective income tax rate of 34.4% for the first nine months of 2017 and 33.7% for the same period of 2016.
The difference between the effective tax rate and the statutory federal and state tax rates relates to items that are non-taxable or non-deductible, primarily the effect of tax-exempt income and various tax credits. The effective tax rate in 2017 was impacted by the accrual for the HUD matter, the non-deductible portion of merger-related expenses related to the Sabadell United acquisition, and the reduction to the deduction limitation due to the exit of a named executive officer. In addition, the effective tax rate in 2017 continued to be impacted by the expiration of tax credits and the increase in deductions from taxable income for certain incentive-based expenses (restricted stock and certain stock options) as a result of the implementation of ASU No. 2016-09 during the first quarter of 2017. This ASU requires the Company to recognize the excess tax benefits/(shortfalls) of exercised or vested awards as income tax benefit/(expense) through the income statement, whereas these excess tax benefits/(shortfalls) were previously recognized in additional paid-in-capital on the balance sheet.

FINANCIAL CONDITION
The following discussion highlights the Company’s major categories of earning assets.
Loans
The Company had total loans of $19.8 billion at September 30, 2017, an increase of $4.7 billion from December 31, 2016, which includes $4.0 billion acquired in the third quarter of 2017 from Sabadell United. Legacy loans increased $1.1 billion, or 9%, to $13.8 billion at September 30, 2017, while acquired loans increased $3.6 billion (net), or 152%, to $6.0 billion at September 30, 2017. The growth in the legacy portfolio over the past nine months included increases in commercial loans of $918.1 million, or 10%, mortgage loans of $187.4 million, or 22%, and home equity loans of $101.8 million, or 6%, offset by a decrease in other consumer loans, which include indirect automobile, credit card, and other consumer loans, of $68.4 million, or 10%. Excluding acquired loans from Sabadell United, the acquired portfolio decreased $435.0 million, or 18%, as pay-downs and pay-offs occurred. In addition, acquired loans are transferred to the legacy portfolio as they are refinanced, renewed, restructured, or otherwise underwritten to the Company's standards.
The Company’s loan to deposit ratio at September 30, 2017 was 93% compared to 87% at December 31, 2016. The percentage of fixed-rate loans to total loans decreased from 45% at the end of 2016 to 41% at September 30, 2017.
The major categories of loans outstanding at September 30, 2017 and December 31, 2016 are presented in the following tables, segregated into legacy and acquired loans.
TABLE 5—SUMMARY OF LOANS

	September 30, 2017
(Dollars in thousands)	Commercial			Consumer and Other
	Real Estate	Commercial and Industrial	Energy-related	Residential Mortgage	Home Equity	Indirect Automobile	Credit Card	Other	Total
Legacy	$6,187,471	$3,497,374	$610,610	$1,041,660	$1,885,226	$76,165	$87,954	$447,356	$13,833,816
Acquired	2,542,154	945,711	1,003	1,983,310	435,007	24	501	53,559	5,961,269
Total loans	$8,729,625	$4,443,085	$611,613	$3,024,970	$2,320,233	$76,189	$88,455	$500,915	$19,795,085

	December 31, 2016
	Commercial			Consumer and Other
	Real Estate	Commercial and Industrial	Energy-related	Residential Mortgage	Home Equity	Indirect Automobile	Credit Card	Other	Total
Legacy	$5,623,314	$3,194,796	$559,289	$854,216	$1,783,421	$131,048	$82,524	$466,316	$12,694,924
Acquired	1,178,952	348,326	1,904	413,184	372,505	4	468	54,704	2,370,047
Total loans	$6,802,266	$3,543,122	$561,193	$1,267,400	$2,155,926	$131,052	$82,992	$521,020	$15,064,971
Commercial Loans
Total commercial loans increased $2.9 billion, or 26%, from December 31, 2016, with $918.1 million, or 10%, in legacy loan growth and a net increase in acquired commercial loans of $2.0 billion, or 128%, as the Company acquired $2.3 billion in commercial loans from Sabadell United. Commercial loans were 70% of the total loan portfolio at September 30, 2017 compared to 72% at December 31, 2016. Unfunded commitments on commercial loans including approved loan commitments not yet funded were $5.1 billion at September 30, 2017, an increase of $825.0 million, or 20%, when compared to the end of the prior year.
Commercial real estate loans increased $1.9 billion, or 28%, during the first nine months of 2017, consisting of increases in legacy commercial real estate loans of $564.2 million, or 10% and a $1.4 billion, or 116%, increase in acquired commercial real estate loans. At September 30, 2017, commercial real estate loans totaled $8.7 billion, or 44%, of the total loan portfolio, consistent with December 31, 2016.
As of September 30, 2017, commercial and industrial loans totaled $4.4 billion, a $900.0 million, or 25%, increase from December 31, 2016, primarily related to loans acquired from Sabadell United. Commercial and industrial loans comprised 22% of the total loan portfolio at September 30, 2017 and 24% at December 31, 2016.

Energy-related Loans
The Company’s loan portfolio includes energy-related loans of $611.6 million at September 30, 2017, compared to $561.2 million at December 31, 2016, a $50.4 million increase. Energy-related loans were 3.1% of total loans at September 30, 2017, compared to 3.7% at December 31, 2016. At September 30, 2017, exploration and production (“E&P”) loans accounted for 54% of energy-related loans and 59% of energy-related commitments. Midstream companies accounted for 21% of energy-related loans and 22% of energy-related loan commitments, while service company loans totaled 25% of energy-related loans and 19% of energy-related commitments.
During 2016, many of the Company's criticized (defined as special mention or worse) energy credits deteriorated and cycled toward resolution, as expected. Management has been closely monitoring these loans since the decline in commodities prices in 2014.  Beginning in late 2016, and thus far in 2017, energy prices have shown some stabilization, and the Company expects that prices will remain stable or rise in the foreseeable future.  During the third quarter of 2017, the Company made significant progress on the resolution of certain problem credits in the energy-related portfolio, as several of the non-accrual energy-related loans were successful in negotiating pre-packaged bankruptcies or other debt relief. As a result, two energy-related loans totaling $17.0 million were charged off during the third quarter. For the first nine months of 2017, the Company has charged off $19.8 million in energy-related credits. As a result of these charge-offs, energy-related criticized assets have also stabilized, decreasing $165.9 million, or 52%, since December 31, 2016, to 25% of the total energy-related loan portfolio, down from 57% at December 31, 2016. The Company's historical focus on sound client selection, conservative credit underwriting, proactive portfolio management, and market and business diversification continue to serve the Company well. The strategic decision to expand into other markets across the southeast allows the Company to drive growth and profitability to offset declining positions in impacted energy segments of business. Based on the composition and detailed analysis of its energy portfolio at September 30, 2017, the Company believes most of its energy exposure is in areas of lower credit risk; however, a deterioration in prices of energy commodities or other factors could lead to increased losses in future periods.
The following table details the Company’s commercial loans by state.
TABLE 6—COMMERCIAL LOANS BY STATE OF ORIGINATION

(Dollars in thousands)	Louisiana	Florida	Alabama	Texas	Arkansas	Georgia	Tennessee	South Carolina	Other (1)	Total
September 30, 2017
Legacy	$3,173,313	$1,896,872	$1,223,907	$1,925,631	$698,422	$683,477	$550,637	$8,061	$135,135	$10,295,455
Acquired	105,209	3,021,462	7,795	35,456	—	296,488	9,598	—	12,860	3,488,868
Total	$3,278,522	$4,918,334	$1,231,702	$1,961,087	$698,422	$979,965	$560,235	$8,061	$147,995	$13,784,323

December 31, 2016
Legacy	$3,133,872	$1,546,290	$1,157,914	$1,849,625	$639,053	$436,936	$540,479	$—	$73,230	$9,377,399
Acquired	193,059	843,191	19,050	39,391	—	395,299	12,868	—	26,324	1,529,182
Total	$3,326,931	$2,389,481	$1,176,964	$1,889,016	$639,053	$832,235	$553,347	$—	$99,554	$10,906,581

(1)	Other loans include primarily equipment financing and corporate asset financing loans, which the Company does not classify by state.
Residential Mortgage Loans
Residential mortgage loans consist of loans to consumers to finance a primary residence. The vast majority of the residential mortgage loan portfolio is comprised of non-conforming 1-4 family mortgage loans secured by properties located in the Company's market areas and originated under terms and documentation that permit their sale in a secondary market. Total residential mortgage loans increased $1.8 billion, or 138.7%, compared to December 31, 2016, primarily the result of $1.6 billion in acquired Sabadell United residential mortgage loans.

Consumer and Other Loans
The Company offers consumer loans in order to provide a full range of retail financial services to customers in the communities in which it operates. The Company originates substantially all of its consumer loans in its primary market areas. At September 30, 2017, $3.0 billion, or 15%, of the total loan portfolio was comprised of consumer loans, compared to $2.9 billion, or 19%, at the end of 2016. The majority of the consumer loan portfolio is comprised of home equity loans, which were approximately $2.3 billion at September 30, 2017, an increase of $164.3 million from December 31, 2016. All other consumer loans at September 30, 2017 decreased $69.5 million, or 9%, from December 31, 2016, primarily due to a $54.9 million decrease in indirect automobile loans, a product that is no longer offered.
In order to assess the risk characteristics of the loan portfolio, the Company considers the current U.S. economic environment and that of its primary market areas. See Note 6, Allowance for Credit Losses, to the consolidated financial statements for credit quality factors by loan portfolio segment.
Additional information on the Company’s consumer loan portfolio is presented in the following tables. For the purposes of Table 8, unscoreable consumer loans have been included with loans with credit scores below 660. Credit scores reflect the most recent information available as of the dates indicated.
TABLE 7—CONSUMER LOANS BY STATE OF ORIGINATION

(Dollars in thousands)	Louisiana	Florida	Alabama	Texas	Arkansas	Georgia	Tennessee	South Carolina	Other (1)	Total
September 30, 2017
Legacy	$1,020,102	$527,939	$273,992	$112,615	$240,051	$85,885	$78,055	$—	$158,062	$2,496,701
Acquired	104,677	309,642	2,249	21,766	—	41,213	9,523	—	21	489,091
Total	$1,124,779	$837,581	$276,241	$134,381	$240,051	$127,098	$87,578	$—	$158,083	$2,985,792

December 31, 2016
Legacy	$1,033,358	$437,316	$264,293	$119,366	$266,443	$68,167	$69,736	$—	$204,630	$2,463,309
Acquired	126,758	203,840	4,085	30,990	—	50,906	11,085	—	17	427,681
Total	$1,160,116	$641,156	$268,378	$150,356	$266,443	$119,073	$80,821	$—	$204,647	$2,890,990

(1)	Other loans include primarily credit card and indirect consumer loans, which the Company does not classify by state.

TABLE 8—CONSUMER LOANS BY CREDIT SCORE

(Dollars in thousands)	Below 660	660-720	Above 720	Discount	Total
September 30, 2017
Legacy	$507,518	$606,748	$1,382,435	$—	$2,496,701
Acquired	231,383	82,884	196,525	(21,701)	489,091
Total	$738,901	$689,632	$1,578,960	$(21,701)	$2,985,792

December 31, 2016
Legacy	$526,479	$601,285	$1,335,545	$—	$2,463,309
Acquired	169,980	84,100	195,324	(21,723)	427,681
Total	$696,459	$685,385	$1,530,869	$(21,723)	$2,890,990
Mortgage Loans Held for Sale
The Company continues to sell the majority of conforming mortgage loan originations in the secondary market rather than assume the interest rate risk associated with these longer term assets. Upon the sale, the Company retains servicing on a limited portion of these loans. Loans held for sale totaled $141.2 million at September 30, 2017, a decrease of $15.8 million, or 10%, from $157.0 million at year-end 2016. The net decrease during the first nine months of 2017 is primarily due to the loss of mortgage production offices in Alabama and Georgia, which resulted in lower sales volumes, as well as reduced activity due to higher interest rates.

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
Investment Securities
Investment securities increased by $1.4 billion, or 39%, since December 31, 2016 to $4.9 billion at September 30, 2017. The increase is due primarily to $964.1 million securities that were acquired through the acquisition of Sabadell United during the third quarter of 2017. Investment securities approximated 18% and 16% of total assets at September 30, 2017 and December 31, 2016, respectively.
All of the Company's mortgage-backed securities were issued by government-sponsored enterprises at September 30, 2017. The Company does not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, or structured investment vehicles, nor does it hold any private label collateralized mortgage obligations, subprime, Alt-A, sovereign debt, or second lien elements in its investment portfolio. At September 30, 2017, the Company's investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.
Funds generated as a result of sales and prepayments of investment securities are used to fund loan growth and purchase other securities. The Company continues to monitor market conditions and take advantage of market opportunities with appropriate risk and return elements. Note 4 to the consolidated financial statements provides further information on the Company’s investment securities.
Short-term Investments
Short-term investments primarily result from excess funds invested overnight in interest-bearing deposit accounts at the FRB and the FHLB of Dallas. These balances fluctuate daily depending on the funding needs of the Company and earn interest at the current FHLB and FRB discount rates. The balance in interest-bearing deposits at other institutions decreased $483.2 million, or 45%, from December 31, 2016 to $583.0 million at September 30, 2017, due primarily to cash paid for the Sabadell United acquisition. The Company’s cash activity is further discussed in the “Liquidity and Other Off-Balance Sheet Activities” section below.
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
The Company accounts for loans currently or formerly covered by loss sharing agreements with the FDIC, other loans acquired with deteriorated credit quality, as well as all loans acquired with significant discounts that did not exhibit deteriorated credit quality at acquisition, in accordance with ASC Topic 310-30. Collectively, all loans accounted for under ASC 310-30 are referred to as "acquired impaired loans." Application of ASC Topic 310-30 results in significant accounting differences, compared to loans originated or acquired by the Company that are not accounted for under ASC 310-30. See Note 1, Summary of Significant Accounting Policies, in the Annual Report on Form 10-K for the year ended December 31, 2016 for further details.
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
Legacy non-performing assets decreased $93.5 million, or 40%, compared to December 31, 2016, as non-performing loans decreased $91.3 million. Including TDRs that are in compliance with their modified terms, legacy non-performing assets and TDRs decreased $117.9 million during the first nine months of 2017.

The following table sets forth the composition of the Company’s non-performing assets, including accruing loans 90 days or more past due and TDRs for the periods indicated.
TABLE 9—NON-PERFORMING ASSETS AND TROUBLED DEBT RESTRUCTURINGS

	September 30, 2017		December 31, 2016
(Dollars in thousands)	Legacy	Acquired (4)	Legacy	Acquired (4)
Non-accrual loans:
Commercial	$41,995	$13,514	$47,666	$4,484
Energy-related	62,429	—	150,329	—
Mortgage	11,906	1,373	13,014	719
Consumer and credit card	12,986	1,219	10,534	1,755
Total non-accrual loans	129,316	16,106	221,543	6,958
Accruing loans 90 days or more past due	1,991	202	1,104	282
Total non-performing loans (1)	131,307	16,308	222,647	7,240
OREO and foreclosed property (2)	7,058	21,280	9,264	11,935
Total non-performing assets (1)	138,365	37,588	231,911	19,175
Performing troubled debt restructurings (3)	71,628	5,385	95,951	8,418
Total non-performing assets and troubled debt restructurings (1)	$209,993	$42,973	$327,862	$27,593
Non-performing loans to total loans (1)	0.95%	0.27%	1.75%	0.31%
Non-performing assets to total assets (1)	0.64%	0.59%	1.20%	0.81%
Non-performing assets and troubled debt restructurings to total assets (1)	0.97%	0.67%	1.70%	1.17%
Allowance for credit losses to non-performing loans	91.68%	228.61%	52.46%	540.75%
Allowance for credit losses to total loans	0.87%	0.63%	0.92%	1.65%

(1)	Non-performing loans and assets include accruing loans 90 days or more past due.

(2)	OREO and foreclosed property at September 30, 2017 and December 31, 2016 include $1.3 million and $4.8 million, respectively, of legacy former bank properties held for development or resale.

(3)
Performing troubled debt restructurings for September 30, 2017 and December 31, 2016 exclude $60.1 million and $136.8 million, respectively, of legacy loans, and $4.7 million and $2.2 million, respectively, of acquired loans that meet non-performing asset criteria.

(4)
Acquired non-performing loans exclude acquired impaired loans, even if contractually past due or if the Company does not expect to receive payment in full, as the Company is currently accreting interest income over the expected life of the loans.

Non-performing legacy loans were 0.95% of total legacy loans at September 30, 2017, 80 basis points lower than at December 31, 2016. Legacy non-performing assets were 0.64% of total legacy assets at September 30, 2017, 56 basis points below December 31, 2016. The decrease in legacy non-performing loans and assets was primarily due to payments and charge-offs totaling $86.2 million on nine energy-related non-accrual loans during the first nine months of 2017.
The allowance for credit losses as a percentage of non-performing legacy loans was 91.68% at September 30, 2017 compared to 52.46% at December 31, 2016. The Company’s allowance for credit losses as a percentage of total legacy loans decreased five basis points from 0.92% at December 31, 2016 to 0.87% at September 30, 2017. The Company has considered collateral support on non-performing assets in determining the allowance for credit losses.
At September 30, 2017, the Company had $215.3 million of legacy commercial assets classified as substandard and $18.4 million of commercial assets classified as doubtful. Accordingly, the aggregate of the Company’s legacy classified commercial assets was $233.7 million, or 1.08% of legacy assets and 1.69% of legacy loans. At December 31, 2016, legacy classified commercial assets totaled $348.6 million, or 1.81% of legacy assets and 2.75% of legacy loans.
In addition to the problem loans described above, there were $171.1 million of legacy commercial loans classified as special mention at September 30, 2017, which in management’s opinion were subject to potential future rating downgrades. Special mention loans are defined as loans where known information about possible credit problems of the borrowers causes management to have some doubt as to the ability of these borrowers to comply with the present loan repayment terms, which may result in future disclosure of these loans as non-performing. Special mention loans were 1.66% of total legacy commercial loans at September 30, 2017 and 1.47% at December 31, 2016. Special mention loans at September 30, 2017 increased $32.9 million, or 24%, from December 31, 2016, primarily due to a $61.5 million increase in non-energy-related special mention loans, over half of which was the result of a downgrade in one customer relationship during the third quarter. Energy-related special mention loans decreased $28.6 million during the first nine months of 2017.
Acquired non-performing assets increased $18.4 million, or 96%, when compared to December 31, 2016, as non-performing loans increased $9.1 million and acquired OREO increased $9.3 million. Substantially all of the increase in acquired OREO was from OREO acquired from Sabadell United. Acquired non-performing assets were 0.59% of total acquired assets at September 30, 2017, 22 basis points lower than at December 31, 2016.
At September 30, 2017, $70.2 million of acquired commercial assets were classified as substandard and $1.4 million of acquired commercial assets were classified as doubtful. Accordingly, the aggregate of the Company's acquired classified commercial assets was $71.6 million, or 1.20% of acquired loans, a decrease of $13.1 million, or 15%, from $84.6 million at December 31, 2016. The decrease was the result of five acquired loans totaling $16.7 million that were paid off or upgraded in the current year.
See "Allowance for Credit Losses" section of this MD&A and Note 6 "Allowance for Credit Losses and Credit Quality" for further details.
Past Due and Non-accrual Loans
Past due status is based on the contractual terms of loans. Total legacy past due and non-accrual loans were 1.21% of total legacy loans at September 30, 2017 compared to 1.95% at December 31, 2016. At September 30, 2017, total acquired past due and non-accrual loans were 0.65% of total acquired loans, an increase of 18 basis points from 0.47% at December 31, 2016. Additional information on past due loans is presented in the following table.
TABLE 10—PAST DUE AND NON-ACCRUAL LOAN SEGREGATION

	September 30, 2017
	Legacy		Acquired (1)		Total
(Dollars in thousands)	Amount	% of Outstanding Balance	Amount	% of Outstanding Balance	Amount	% of Outstanding Balance
Accruing loans:
30-59 days past due	$26,138	0.19	$20,877	0.35	$47,015	0.24
60-89 days past due	9,993	0.07	1,765	0.03	11,758	0.06
90-119 days past due	1,721	0.01	202	—	1,923	0.01
120 days past due or more	270	—	—	—	270	—
	38,122	0.28	22,844	0.38	60,966	0.31
Non-accrual loans	129,316	0.93	16,106	0.27	145,422	0.73
Total past due and non-accrual loans	$167,438	1.21	$38,950	0.65	$206,388	1.04

(1)
Acquired past due and non-accrual loan amounts exclude acquired impaired loans, even if contractually past due or if the Company does not expect to receive payment in full, as the Company is currently accreting interest income over the expected life of the loans.

	December 31, 2016
	Legacy		Acquired (1)		Total
(Dollars in thousands)	Amount	% of Outstanding Balance	Amount	% of Outstanding Balance	Amount	% of Outstanding Balance
Accruing loans:
30-59 days past due	$18,026	0.14	$2,586	0.11	$20,612	0.14
60-89 days past due	6,876	0.05	1,381	0.06	8,257	0.05
90-119 days past due	880	0.01	250	0.01	1,130	0.01
120 days past due or more	224	—	32	—	256	—
	26,006	0.20	4,249	0.18	30,255	0.20
Non-accrual loans	221,543	1.75	6,958	0.29	228,501	1.52
Total past due and non-accrual loans	$247,549	1.95	$11,207	0.47	$258,756	1.72

(1)
Acquired past due and non-accrual loan amounts exclude acquired impaired loans, even if contractually past due or if the Company does not expect to receive payment in full, as the Company is currently accreting interest income over the expected life of the loans.

Total past due and non-accrual loans decreased $52.4 million from December 31, 2016 to $206.4 million at September 30, 2017. The change was due to a decrease of $83.1 million in non-accrual loans from an $87.9 million decrease in legacy energy-related non-accrual loans, partially offset by increases in accruing loans 30-59 days past due of $26.4 million and 60-89 days past due of $3.5 million. The increase in accruing past due loans was a result of a limited number of commercial credits.
Allowance for Credit Losses
The allowance for credit losses represents management’s best estimate of probable credit losses inherent at the balance sheet date. Determination of the allowance for credit losses involves a high degree of complexity and requires significant judgment. Several factors are taken into consideration in the determination of the overall allowance for credit losses. Based on facts and circumstances available, management of the Company believes that the allowance for credit losses was appropriate at September 30, 2017 to cover probable losses in the Company’s loan portfolio. However, future adjustments to the allowance may be necessary, and the results of operations could be adversely affected, if circumstances differ substantially from the assumptions used by management in determining the allowance for credit losses. See the “Application of Critical Accounting Policies and Estimates” and Note 1, Summary of Significant Accounting Policies, in the Annual Report on Form 10-K for the year ended December 31, 2016 for more information.
The allowance for credit losses was $157.7 million at September 30, 2017, or 0.80% of total loans, $1.7 million higher than at December 31, 2016. The allowance for credit losses as a percentage of loans was 1.04% at December 31, 2016. The decrease in the allowance for credit losses as a percentage of loans was primarily the result of the acquired Sabadell United loans, as those acquired loans are recorded at estimated fair value as of the acquisition date, which includes an estimate of expected losses in this portfolio, and as a result, no allowance for loan losses is established as of the acquisition date.
The allowance for credit losses on the legacy portfolio increased $3.6 million, or 3%, to $120.4 million since December 31, 2016. The acquired allowance for credit losses includes a reserve of $37.3 million for losses probable in the portfolio at September 30, 2017 above estimated expected credit losses at acquisition, a decrease of $1.9 million, or 5%, from December 31, 2016.
Net charge-offs on legacy loans during the first nine months of 2017 were $44.1 million, or 0.47% annualized, of average loans as compared to net charge-offs of $25.4 million, or 0.29% annualized, for the first nine months of 2016. The increase in net charge-offs was a result of energy-related charge-offs on four relationships thus far in 2017. The legacy provision for loan losses covered 86% and 159% of legacy net charge-offs for the first nine months of 2017 and 2016, respectively.
At September 30, 2017 and December 31, 2016, the legacy allowance for loan losses covered 76% and 47% of total non-performing loans, respectively. Including acquired non-impaired loans, the allowance for loan losses covered 93% of total non-performing loans at September 30, 2017 and 63% at December 31, 2016.

The following table sets forth the activity in the Company’s allowance for credit losses for the nine-month periods ended September 30, 2017 and 2016.
TABLE 11—SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR CREDIT LOSSES

	September 30, 2017			September 30, 2016
(Dollars in thousands)	Legacy Loans	Acquired Loans	Total	Legacy Loans	Acquired Loans	Total
Allowance for loan losses at beginning of period	$105,569	$39,150	$144,719	$93,808	$44,570	$138,378
Provision for (Reversal of) loan losses before benefit attributable to FDIC loss share agreements	37,835	(1,117)	36,718	40,516	(2,501)	38,015
Adjustment attributable to FDIC loss share arrangements	—	—	—	—	1,240	1,240
Net provision for (Reversal of) loan losses	37,835	(1,117)	36,718	40,516	(1,261)	39,255
Adjustment attributable to FDIC loss share arrangements	—	—	—	—	(1,240)	(1,240)
Transfer of balance to OREO and other	—	963	963	—	(2,045)	(2,045)
Loans charged-off	(47,100)	(2,839)	(49,939)	(28,559)	(1,495)	(30,054)
Recoveries	3,042	1,125	4,167	3,124	775	3,899
Allowance for loan losses at end of period	99,346	37,282	136,628	108,889	39,304	148,193
Reserve for unfunded commitments at beginning of period	11,241	—	11,241	14,145	—	14,145
Balance created in purchase accounting	7,626	—	7,626	—	—	—
Provision for (Reversal of) unfunded lending commitments	2,165	—	2,165	(2,155)	—	(2,155)
Reserve for unfunded lending commitments at end of period	21,032	—	21,032	11,990	—	11,990
Allowance for credit losses at end of period	$120,378	$37,282	$157,660	$120,879	$39,304	$160,183
FDIC Loss Share Receivable
As part of the FDIC-assisted acquisitions in 2009 and 2010, the Company recorded a receivable from the FDIC, which represented the fair value of the expected reimbursable losses covered by the loss share agreements as of the acquisition dates. The FDIC loss share receivable related to the 2009 and 2010 acquisitions was written-off in December of 2016 when the Company entered into an agreement with the FDIC to terminate the Company's loss share agreements prior to their contractual maturities. The Company received a net payment of $6.5 million from the FDIC as consideration for this termination and subsequently derecognized the remaining FDIC indemnification asset and associated assets and liabilities, resulting in a pre-tax loss of $17.8 million. The Company will benefit from all future recoveries, and be responsible for all future losses and expenses related to the assets previously subject to the aforementioned loss share agreements.
In the third quarter of 2017, the Company acquired Sabadell United. Certain loans that were acquired in this transaction are covered by loss share agreements with the FDIC. Covered loans were $169.2 million at September 30, 2017.
FUNDING SOURCES
Deposits, both those obtained from clients in its primary market areas and those acquired through acquisitions, are the Company’s principal source of funds for use in lending and other business purposes. The Company attracts local deposit accounts by offering a wide variety of products, competitive interest rates and convenient branch office locations and service hours. Increasing core deposits is a continuing focus of the Company and has been accomplished through the development of client relationships and acquisitions. Short-term and long-term borrowings are also an important funding source for the Company. Other funding sources include subordinated debt and shareholders’ equity. Refer to the “Liquidity and Other Off-Balance Sheet Activities” section below for further discussion of the Company’s sources and uses of funding. The following discussion highlights the major changes in the mix of deposits and other funding sources during the first nine months of 2017.

Deposits
The Company’s ability to attract and retain customer deposits is critical to the Company’s continued success. Total deposits increased $3.9 billion, or 23%, to $21.3 billion at September 30, 2017, from $17.4 billion at December 31, 2016, primarily driven by $4.4 billion of deposits acquired from Sabadell United in July of 2017. This was offset by a reduction in brokered certificates of deposit in the third quarter of 2017 which is a strategic decision by the Company and a seasonal outflow of deposits from an increase of public funds in the fourth quarter of 2016 that has continued to decline throughout 2017. Excluding acquired deposits from Sabadell United, deposit growth during 2017 was strongest in the Southwest Louisiana, New Orleans, Birmingham and Dallas markets. Over the same period, non-interest-bearing deposits increased $1.0 billion, or 21%, due mainly to Sabadell United acquired deposits. Non-interest-bearing deposits equated to 28% of total deposits at both September 30, 2017 and December 31, 2016.
The following table sets forth the composition of the Company’s deposits as of the dates indicated.
TABLE 12—DEPOSIT COMPOSITION BY PRODUCT

	September 30, 2017		December 31, 2016
(Dollars in thousands)	Ending Balance	Mix	Ending Balance	Mix	$ Change	% Change
Non-interest-bearing deposits	$5,963,943	28%	$4,928,878	28%	1,035,065	21
NOW accounts	3,547,761	17	3,314,281	19	233,480	7
Money market accounts	8,321,755	39	6,219,532	36	2,102,223	34
Savings accounts	843,662	4	814,385	5	29,277	4
Certificates of deposit	2,657,150	12	2,131,207	12	525,943	25
Total deposits	$21,334,271	100%	$17,408,283	100%	3,925,988	23
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
The Company also enters into repurchase agreements to facilitate customer transactions that are accounted for as secured borrowings. These transactions typically involve the receipt of deposits from customers that the Company collateralizes with its investment portfolio and have an average rate of 39.0 basis points.
Total short-term borrowings increased $1.0 billion, or 199%, from December 31, 2016, to $1.5 billion at September 30, 2017, primarily a result of an increase of $800.0 million in outstanding FHLB advances. This increase was partly a result of $265.0 million of FHLB short-term advances acquired from Sabadell United. In addition, repurchase agreements increased $214.6 million, or 64%, from December 31, 2016, to $548.7 million at September 30, 2017, a result of $254.4 million in acquired repurchase agreements from Sabadell United, partially offset by a decrease in non-acquired repurchase agreements primarily from the Louisiana market. The Company also increased short-term FHLB advances to fund operations, including the strategic decision to reduce brokered certificates of deposits and to increase the investment securities portfolio. On a quarter-to-date average basis, short-term borrowings increased $886.8 million, or 121%, from the third quarter of 2016, largely due to an increase of $749.2 million in average short-term FHLB advances.
Total short-term borrowings were 6% of total liabilities and 57% of total borrowings at September 30, 2017 compared to 3% and 45%, respectively, at December 31, 2016. On a quarter-to-date average basis, short-term borrowings were 7% of total liabilities and 69% of total borrowings in the third quarter of 2017, compared to 4% and 52%, respectively, during the same period of 2016.
Long-term Debt
Long-term debt increased $498.6 million, or 79%, from December 31, 2016, to $1.1 billion at September 30, 2017 as a result of extended maturity dates on FHLB advances. On a period-end basis, long-term debt was 5% and 3% of total liabilities at September 30, 2017 and December 31, 2016, respectively.
On average, long-term debt increased to $742.8 million in the third quarter of 2017, $60.1 million, or 9%, higher than the third quarter of 2016 due to an increase in FHLB advances. Average long-term debt was 3% of average total liabilities during the third quarter of 2017 compared to 4% during the same period of 2016.

Long-term debt at September 30, 2017 included $972.4 million in fixed-rate advances from the FHLB of Dallas that cannot be prepaid without incurring substantial penalties. The remaining debt consisted of $120.1 million of the Company’s junior subordinated debt and $35.1 million in notes payable on investments in new market tax credit entities. Interest on the junior subordinated debt is payable quarterly and may be deferred at any time at the election of the Company for up to 20 consecutive quarterly periods. During any deferral period, the Company is subject to certain restrictions, including being prohibited from declaring dividends to its common shareholders. The junior subordinated debt is redeemable by the Company in whole or in part.

CAPITAL RESOURCES

Common Stock
On December 7, 2016, the Company issued and sold 3,593,750 shares of its common stock at a price of $81.50 per common share. On March 7, 2017, the Company issued and sold 6,100,000 shares of its common stock at a price of $83.00 per common share. Net proceeds from the offerings, after deduction of underwriting discounts, commissions, and direct issuance costs, were $279.2 million and $485.2 million, respectively. These issuances were used to finance the acquisition of Sabadell United. The acquisition, which closed on July 31, 2017, provided for Banco de Sabadell, S.A. to receive 2,610,304 shares of the Company's common stock ($211.0 million based on the Company's closing stock price of $80.85 on that date) and $809.2 million in cash. Banco de Sabadell, S.A. sold the 2.6 million shares received as part of acquisition proceeds early in the fourth quarter of 2017.

Preferred Stock
On August 5, 2015, the Company sold 3.2 million depositary shares, each representing a 1/400th interest in a share of non-cumulative perpetual preferred stock. The Series B preferred stock has an initial coupon equal to 6.625% for a period of 10 years, and thereafter floats at a rate of LIBOR plus 426.2 basis points. The Company raised approximately $80 million in gross proceeds from the transaction.

On May 9, 2016, the Company sold 2.3 million depositary shares, each representing a 1/400th interest in a share of non-cumulative perpetual preferred stock. The Series C preferred stock has an initial coupon equal to 6.60% for a period of 10 years, and thereafter floats at a rate of LIBOR plus 492 basis points. The Company raised approximately $57.5 million in gross proceeds from the transaction.

Regulatory Capital
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
At September 30, 2017 and December 31, 2016, the Company exceeded all required regulatory capital ratios, and the regulatory capital ratios of IBERIABANK were in excess of the levels established for “well-capitalized” institutions, as shown in the following table.
TABLE 13—REGULATORY CAPITAL RATIOS

Ratio	Entity	Well- Capitalized Minimums	September 30, 2017	December 31, 2016
			Actual	Actual
Tier 1 Leverage	IBERIABANK Corporation	N/A	10.17%	10.86%
	IBERIABANK	5.00%	9.81	9.21
Common Equity Tier 1 (CET1)	IBERIABANK Corporation	N/A	10.93	11.84
	IBERIABANK	6.50%	11.11	10.67
Tier 1 risk-based capital	IBERIABANK Corporation	N/A	11.53	12.59
	IBERIABANK	8.00%	11.11	10.67
Total risk-based capital	IBERIABANK Corporation	N/A	12.78	14.13
	IBERIABANK	10.00%	11.83	11.56

Beginning January 1, 2016, minimum capital ratios were subject to a capital conservation buffer. In order to avoid limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers, an institution must hold a capital conservation buffer above its minimum risk-based capital requirements. This capital conservation buffer is calculated as the lowest of the differences between the actual CET1 ratio, Tier 1 Risk-Based Capital Ratio, and Total Risk-Based Capital ratio and the corresponding minimum ratios. At September 30, 2017, the required minimum capital conservation buffer was 1.250%, and will increase in subsequent years by 0.625% until it is fully phased in on January 1, 2019 at 2.50%. At September 30, 2017, the capital conservation buffers of the Company and IBERIABANK were 4.77% and 3.83%, respectively.
Management believes that at September 30, 2017, the Company and IBERIABANK would have met all capital adequacy requirements on a fully phased-in basis if such requirements were then effective. There can be no assurances that the Basel III capital rules will not be revised before the expiration of the phase-in periods.
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
The primary sources of funds for the Company are deposits and borrowings. Other sources of funds include repayments and maturities of loans and investment securities, securities sold under agreements to repurchase, and, to a lesser extent, off-balance sheet borrowing availability. Certificates of deposit scheduled to mature in one year or less at September 30, 2017 totaled $1.9 billion. Based on past experience, management believes that a significant portion of maturing deposits will remain with the Company. Additionally, the majority of the investment securities portfolio is classified as available for sale, which provides the ability to liquidate unencumbered securities as needed. Of the $4.9 billion in the investment securities portfolio, $3.0 billion is unencumbered and $1.9 billion has been pledged to support repurchase transactions and public funds deposits. Due to the relatively short implied duration of the investment securities portfolio, the Company has historically experienced consistent cash inflows on a regular basis. Securities cash flows are highly dependent on prepayment speeds and could change materially as economic or market conditions change.
Scheduled cash flows from the amortization and maturities of loans and securities are relatively predictable sources of funds. Conversely, deposit flows, prepayments of loan and investment securities, and draws on customer letters and lines of credit are greatly influenced by general interest rates, economic conditions, competition, and customer demand. The FHLB of Dallas provides an additional source of liquidity to make funds available for general requirements and also to assist with the variability of less predictable funding sources. At September 30, 2017, the Company had $1.9 billion of outstanding FHLB advances, $975.0 million of which was short-term and $972.4 million was long-term. During July of 2017, the Company borrowed from the FHLB short-term advances of approximately $1.1 billion primarily in anticipation of purchasing Sabadell United Bank. Additional FHLB borrowing capacity available at September 30, 2017 amounted to $5.1 billion. At September 30, 2017, the Company also has various funding arrangements with commercial banks providing up to $180.0 million in the form of federal funds and other lines of credit. At September 30, 2017, there were no balances outstanding on these lines and all of the funding was available to the Company.
Liquidity management is both a daily and long-term function of business management. The Company manages its liquidity with the objective of maintaining sufficient funds to respond to the predicted needs of depositors and borrowers and to take advantage of investments in earning assets and other earnings enhancement opportunities. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Company maintains a strategy of investing in various lending and investment security products. The Company uses its sources of funds primarily to fund loan commitments and to meet its ongoing commitments associated with its operations. Based on its available cash at September 30, 2017 and current deposit modeling, the Company believes it has adequate liquidity to fund ongoing operations. The Company has adequate availability of funds from deposits, borrowings, repayments and maturities of loans and investment securities to provide the Company additional working capital if needed.
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
The Company’s interest rate risk model indicates that the Company is asset sensitive in terms of interest rate sensitivity. Based on the Company’s interest rate risk model at September 30, 2017, the table below illustrates the impact of an immediate and sustained 100 and 200 basis point increase or decrease in interest rates on net interest income over the next twelve months.
TABLE 14—INTEREST RATE SENSITIVITY

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+200	7.5%
+100	4.2%
-100	(9.5)%
-200	(16.7)%
The influence of using the forward curve as of September 30, 2017 as a basis for projecting the interest rate environment would approximate a 1.0% increase in net interest income over the next 12 months. The computations of interest rate risk shown above are performed on a static balance sheet and do not necessarily include certain actions that management may undertake to manage this risk in response to unanticipated changes in interest rates and other factors to include shifts in deposit behavior.
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

The table below presents the Company’s anticipated repricing of loans and investment securities over the next four quarters.
TABLE 15—REPRICING OF CERTAIN EARNING ASSETS (1)

(Dollars in thousands)	4Q 2017	1Q 2018	2Q 2018	3Q 2018	Total less than one year
Investment securities	$278,957	$165,867	$191,863	$193,528	$830,215
Fixed rate loans	821,823	580,372	581,612	548,154	2,531,961
Variable rate loans	9,913,591	394,297	297,945	276,597	10,882,430
Total loans	10,735,414	974,669	879,557	824,751	13,414,391
	$11,014,371	$1,140,536	$1,071,420	$1,018,279	$14,244,606
(1) Amounts include expected maturities, scheduled paydowns, expected prepayments, and loans subject to floors and exclude the repricing of assets from prior periods, as well as non-accrual loans and market value adjustments.
As part of its asset/liability management strategy, the Company has seen greater levels of loan originations with adjustable or variable rates of interest as well as commercial and consumer loans, which typically have shorter terms than residential mortgage loans. The majority of fixed-rate, long-term residential loans are sold in the secondary market to avoid assumption of the interest rate risk associated with longer duration assets in the current low rate environment. As of September 30, 2017, $11.6 billion, or 59%, of the Company’s total loan portfolio had adjustable interest rates. The Company had no significant concentration to any single borrower or industry segment at September 30, 2017.
The Company’s strategy with respect to liabilities in recent periods has been to emphasize transaction accounts, particularly non-interest or low interest-bearing transaction accounts, which are significantly less sensitive to changes in interest rates. At September 30, 2017 and December 31, 2016, 88% of the Company’s deposits were in transaction and limited-transaction accounts. Non-interest-bearing transaction accounts were 28% of total deposits at both September 30, 2017 and December 31, 2016.
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
The table below presents the Company’s anticipated repricing of liabilities over the next four quarters.
TABLE 16—REPRICING OF LIABILITIES (1)

(Dollars in thousands)	4Q 2017	1Q 2018	2Q 2018	3Q 2018	Total less than one year
Time deposits	$592,964	$327,860	$568,372	$391,518	$1,880,714
Short-term borrowings	1,298,696	225,000	—	—	1,523,696
Long-term debt	160,864	146,684	13,790	77,210	398,548
	$2,052,524	$699,544	$582,162	$468,728	$3,802,958
(1) Amounts exclude the repricing of liabilities from prior periods.
As part of an overall interest rate risk management strategy, derivative instruments may also be used as an efficient way to modify the repricing or maturity characteristics of on-balance sheet assets and liabilities. Management may from time to time engage in such derivative instruments to effectively manage interest rate risk. These derivative instruments of the Company would modify net interest sensitivity to levels deemed appropriate.

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
TABLE 17—RECONCILIATIONS OF NON-GAAP FINANCIAL MEASURES

	Three Months Ended
	September 30, 2017			September 30, 2016
(Dollars in thousands, except per share amounts)	Pre-tax	After-tax (1)	Per share (2)	Pre-tax	After-tax (1)	Per share (2)
Net income	$48,450	$29,644	$0.56	$72,615	$48,068	$1.17
Less: Preferred stock dividends	—	3,598	0.07	—	3,590	0.09
Income available to common shareholders (GAAP)	$48,450	$26,046	$0.49	$72,615	$44,478	$1.08

Non-interest income adjustments (3):
(Gain) loss on sale of investments and other non-interest income	242	157	—	(12)	(8)	—

Non-interest expense adjustments (3):
Merger-related expense	28,478	19,255	0.36	—	—	—
Compensation-related expense	1,092	710	0.02	—	—	—
Impairment of long-lived assets, net of (gain) loss on sale	3,661	2,380	0.04	—	—	—
Litigation expense	5,692	4,696	0.09	—	—	—
Other non-core non-interest expense	377	245	—	—	—	—
Total non-interest expense adjustments	39,300	27,286	0.51	—	—	—
Core earnings (Non-GAAP)	87,992	53,489	1.00	72,603	44,470	1.08
Provision for loan losses	18,514	12,034		12,484	8,115
Pre-provision earnings, as adjusted (Non-GAAP) (3)	$106,506	$65,523		$85,087	$52,585

(1)	Excluding preferred stock dividends, merger-related expense and litigation expense, after-tax amounts are calculated using a tax rate of 35%, which approximates the marginal tax rate.

(2)	Diluted per share amounts may not appear to foot due to rounding.

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

	Nine Months Ended
	September 30, 2017			September 30, 2016
(Dollars in thousands, except per share amounts)	Pre-tax	After-tax (1)	Per share (2)	Pre-tax	After-tax (1)	Per share (2)
Net income	$201,493	$132,135	$2.61	$213,806	$141,647	$3.43
Less: Preferred stock dividends	—	8,146	0.16	—	7,020	0.17
Income available to common shareholders (GAAP)	$201,493	$123,989	$2.45	$213,806	$134,627	$3.26

Non-interest income adjustments (3):
(Gain) loss on sale of investments and other non-interest income	183	119	—	(1,997)	(1,298)	(0.03)

Non-interest expense adjustments (3):
Merger-related expense	29,598	20,079	0.40	3	2	—
Compensation-related expense	1,568	1,019	0.02	594	386	0.01
Impairment of long-lived assets, net of (gain) loss on sale	3,784	2,460	0.05	(212)	(137)	(0.01)
Litigation expense	11,692	10,177	0.20	—	—	—
Other non-core non-interest expense	377	245	0.01	2,268	1,474	0.04
Total non-interest expense adjustments	47,019	33,980	0.68	2,653	1,725	0.04
Core earnings (Non-GAAP)	248,695	158,088	3.13	214,462	135,054	3.27
Provision for loan losses	36,718	23,867		39,255	25,516
Pre-provision earnings, as adjusted (Non-GAAP) (3)	$285,413	$181,955		$253,717	$160,570

(1)	Excluding preferred stock dividends, merger-related expense and litigation expense, after-tax amounts are calculated using a tax rate of 35%, which approximates the marginal tax rate.

(2)	Diluted per share amounts may not appear to foot due to rounding.

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

	As of and For the Three Months Ended September 30
(Dollars in thousands)	2017	2016
Net interest income (GAAP)	$216,883	$163,417
Taxable equivalent benefit	2,585	2,330
Net interest income (TE) (Non-GAAP) (1)	$219,468	$165,747

Non-interest income (GAAP)	$53,067	$59,821
Taxable equivalent benefit	680	703
Non-interest income (TE) (Non-GAAP) (1)	53,747	60,524
Taxable equivalent revenues (Non-GAAP) (1)	273,215	226,271
Securities (gains) losses and other non-interest income	242	(12)
Core taxable equivalent revenues (Non-GAAP) (1)	$273,457	$226,259

Total non-interest expense (GAAP)	$202,986	$138,139
Less: Intangible amortization expense	4,527	2,106
Tangible non-interest expense (Non-GAAP) (2)	198,459	136,033
Less: Merger-related expense	28,478	—
Compensation-related expense	1,092	—
Impairment of long-lived assets, net of (gain) loss on sale	3,661	—
Litigation expense	5,692	—
Other non-core non-interest expense	377	—
Core tangible non-interest expense (Non-GAAP)(2)	$159,159	$136,033

Average assets (GAAP)	$26,096,921	$20,392,828
Less: Average intangible assets, net	1,042,523	758,799
Total average tangible assets (Non-GAAP) (2)	$25,054,398	$19,634,029

Total shareholders’ equity (GAAP)	$3,726,774	$2,667,110
Less: Goodwill and other intangibles	1,276,241	757,856
Preferred stock	132,097	132,097
Tangible common equity (Non-GAAP) (2)	$2,318,436	$1,777,157

Average shareholders’ equity (GAAP)	$3,676,423	$2,661,016
Less: Average preferred equity	132,097	132,097
Average common equity	3,544,326	2,528,919
Less: Average intangible assets, net	1,042,523	758,799
Average tangible common shareholders’ equity (Non-GAAP) (2)	$2,501,803	$1,770,120

Return on average assets (GAAP)	0.45%	0.94%
Effect of non-core revenues and expenses	0.42	—
Core return on average assets (Non-GAAP)	0.87%	0.94%

Return on average common equity (GAAP)	2.92%	7.00%
Effect of intangibles (2)	1.68	3.30
Effect of non-core revenues and expenses	4.35	—
Core return on average tangible common equity (Non-GAAP) (2)	8.95%	10.30%

Efficiency ratio (GAAP)	75.2%	61.9%
Effect of tax benefit related to tax-exempt income	(0.9)	(0.9)
Efficiency ratio (TE) (Non-GAAP) (1)	74.3%	61.0%
Effect of amortization of intangibles	(1.7)	(0.9)

Effect of non-core items	(14.4)	—
Core tangible efficiency ratio (TE) (Non-GAAP) (1) (2)	58.2%	60.1%

Total assets (GAAP)	$27,976,635	$20,788,566
Less: Goodwill and other intangibles	1,276,241	757,856
Tangible assets (Non-GAAP) (2)	$26,700,394	$20,030,710
Tangible common equity ratio (Non-GAAP) (2)	8.68%	8.87%

Cash Yield:
Earning assets average balance (GAAP)	$23,972,211	$18,521,234
Add: Adjustments	84,900	76,459
Earning assets average balance, as adjusted (Non-GAAP)	$24,057,111	$18,597,693

Net interest income (GAAP)	$216,883	$163,417
Add: Adjustments	(17,756)	(9,152)
Net interest income, as adjusted (Non-GAAP)	$199,127	$154,265

Yield, as reported	3.64%	3.56%
Add: Adjustments	(0.31)	(0.22)
Yield, as adjusted (Non-GAAP)	3.33%	3.34%
(1) Fully taxable-equivalent (TE) calculations include the tax benefit associated with related income sources that are tax-exempt using a rate of 35%, which approximates the marginal tax rate.
(2) Tangible calculations eliminate the effect of goodwill and acquisition-related intangibles and the corresponding amortization expense on a tax-effected basis where applicable.

Glossary of Defined Terms

Term	Definition
ACL	Allowance for credit losses
Acquired loans	Loans acquired in a business combination
AFS	Securities available for sale
ALL	Allowance for loan and lease losses
AOCI	Accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basel III	Global regulatory standards on bank capital adequacy and liquidity published by the BCBS
BCBS	Basel Committee on Banking Supervision
CET1	Common Equity Tier 1 Capital defined by Basel III capital rules
CFPB	Consumer Financial Protection Bureau
Company	IBERIABANK Corporation and Subsidiaries
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
ECL	Expected credit losses
EPS	Earnings per common share
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FOMC	Federal Open Market Committee
FRB	Board of Governors of the Federal Reserve System
GAAP	Accounting principles generally accepted in the United States of America
GSE	Government-sponsored enterprises
HTM	Securities held-to-maturity
IBERIABANK	Banking subsidiary of IBERIABANK Corporation
Legacy loans	Loans that were originated directly or otherwise underwritten by the Company
LIBOR	London Interbank Borrowing Offered Rate
LIHTC	Low-income housing tax credit
LTC	Lenders Title Company
MSA	Metropolitan statistical area
Non-GAAP	Financial measures determined by methods other than in accordance with GAAP
NPA	Non-performing asset
OCI	Other comprehensive income
OREO	Other real estate owned
OTTI	Other than temporary impairment
Parent	IBERIABANK Corporation
PCD	Purchased Financial Assets with Credit Deterioration
RRP	Recognition and Retention Plan
RULC	Reserve for unfunded lending commitments
SBA	Small Business Administration
SEC	Securities and Exchange Commission
TE	Fully taxable equivalent
TDR	Troubled debt restructuring
U.S.	United States of America

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risk are presented at December 31, 2016 in Part II, Item 7A of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 21, 2017. Additional information at September 30, 2017 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
Item 4. Controls and Procedures
An evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2017 was carried out under the supervision, and with the participation of, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”).
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

Part II. Other Information
Item 1. Legal Proceedings
See the "Legal Proceedings" section of "Note 15 – Commitments and Contingencies" of the Notes to the Unaudited Consolidated Financial Statements, incorporated herein by reference.

Item 1A. Risk Factors
For information regarding risk factors that could affect the Company's results of operations, financial condition and liquidity, see the risk factors disclosed in the "Risk Factors" section of the Company's Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on February 21, 2017.

The risk factors below relate to the acquisition of Sabadell United Bank, N.A., which we refer to as "Sabadell United," from Banco de Sabadell, S.A., which we refer to as "Banco Sabadell," and are in addition to the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. The Company completed its acquisition of Sabadell United on July 31, 2017.

We may fail to realize all of the anticipated benefits of the Sabadell United Acquisition.

The success of the recently completed acquisition will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining our business with the business of Sabadell United. If we are not able to achieve these objectives, the anticipated benefits and cost savings of the Sabadell United Acquisition may not be realized fully or at all or may take longer to realize than expected.

We have incurred significant transaction and acquisition-related integration costs in connection with the Sabadell United Acquisition.

We have incurred significant costs associated with completing the Sabadell United Acquisition and integrating Sabadell United’s operations, and are continuing to assess the impact of these costs. Although we believe that the elimination of duplicate costs, as well as the realization of other efficiencies related to the integration of Sabadell United’s business, will offset incremental transaction and merger-related costs over time, this net benefit may not be achieved in the near term, or at all.

The market price of our common stock after the completion of the Sabadell United Acquisition may be affected by factors different from those currently affecting our shares.

The businesses and current markets of the Company and Sabadell United differ and, accordingly, the results of operations of the Company and the market price of our common stock after the Sabadell United Acquisition may be affected by factors different from those currently affecting our independent results. For example, while the Company currently operates primarily in nine states (Louisiana, Arkansas, Tennessee, Alabama, Texas, Florida, Georgia, South Carolina, and North Carolina), Sabadell United’s operations are concentrated in Florida, with all of Sabadell United’s branch and loan production offices being in Florida and approximately 95% of its deposits originating in the Miami-Fort Lauderdale-West Palm Beach metropolitan statistical area. After giving effect to the Sabadell United Acquisition, Florida is the Company’s largest state by deposits. Changes in geographic concentration, loan mix and client base present different risks. The success of the acquisition will depend, in part, on our ability to manage those risks.

The risk factor below relates to the recently announced acquisition of Gibraltar Private Bank & Trust Co., which we refer to as "Gibraltar," and is in addition to the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

Proposed Gibraltar Acquisition

On October 19, 2017, the Company announced the signing of a definitive agreement for the Company to acquire Gibraltar Private Bank & Trust Co. (“Gibraltar”). In addition to the factors disclosed in the Company’s previous filings with the SEC, the following factors related to the proposed Gibraltar acquisition, among others, could cause actual results to differ materially from forward looking statements or historical performance: the possibility that regulatory and other approvals and conditions to the transaction are not received or satisfied on a timely basis or at all; the possibility that modifications to the terms of the transaction may be required in order to obtain or satisfy such approvals or conditions; changes in the anticipated timing for closing the transaction; difficulties and delays in integrating the Company’s and Gibraltar’s businesses or fully realizing projected cost savings and other projected benefits of the transaction; business disruption during the penden cy of or following the transaction; the inability to sustain revenue and earnings growth; changes in interest rates and capital markets; diversion of management time on transaction-related issues; reputational risks and the reaction of customers and counterparties to the transaction; and changes in asset quality and credit risk as a result of the transaction.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information concerning IBERIABANK Corporation's repurchases of its outstanding common stock during the three-month period ended September 30, 2017, is included in the following table:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2017	—	—	—	747,494
August 1-31, 2017	—	—	—	747,494
September 1-30, 2017	—	—	—	747,494
Total	—	—	—	747,494

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
On July 31, 2017, the Company completed the acquisition (the “Acquisition”) of all of the issued and outstanding shares of common stock of Sabadell United Bank, N.A. (Sabadell United”) from Banco de Sabadell, S.A. (“Banco Sabadell”) pursuant to the Stock Purchase Agreement, dated as of February 28, 2017, by and among the Company, Banco Sabadell and Sabadell United.
The Company paid Banco Sabadell $809.2 million in cash and issued 2,610,304 restricted shares of Company common stock (the “Shares”) to Banco Sabadell as consideration for the Acquisition. The offer, sale and issuance of the Shares to one entity, Banco Sabadell, were deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 4(a)(2) that the Act as a transaction by an issuer not involving a public offering.
On July 31, 2017, in connection with the closing of the Acquisition, the Company entered into a Registration Rights Agreement, dated as of July 31, 2017 (the “Registration Rights Agreement”), by and among the Company and Banco Sabadell. Pursuant to the Registration Rights Agreement, the Company agreed to provide Banco Sabadell with certain customary registration rights with respect to the Shares as consideration for the Acquisition. The Prospectus Supplement relating to the potential resale from time to time of the Shares held by Banco Sabadell was filed by the Company with the SEC on July 31, 2017.
For additional information, see the Company’s Current Report on Form 8-K/A (Amendment No. 2) filed with the SEC on October 11, 2017, which is incorporated herein by reference.

Restrictions on Dividends and Repurchase of Stock

Holders of IBERIABANK Corporation common stock are only entitled to receive such dividends as the Company's Board of Directors may declare out of funds legally available for such payments. Furthermore, holders of IBERIABANK Corporation common stock are subject to the prior dividend rights of any holders of the Company's preferred stock then outstanding. There were 13,750 shares of preferred stock outstanding at September 30, 2017.

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

Item 3. Defaults Upon Senior Securities
Not Applicable.

Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information
Attached hereto as Exhibit 10.1 is the employment agreement between Fernando Perez-Hickman and the Company entered into on July 11, 2017. Attached hereto as Exhibit 10.2 is the separation agreement between John Davis and the Company entered into on August 28, 2017.

Item 6. Exhibits

Exhibit No. 10.1	Employee Agreement between Fernando Perez-Hickman and the Company.

Exhibit No. 10.2	Separation Agreement between John Davis and the Company.

Exhibit No. 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 101.INS	XBRL Instance Document.

Exhibit No. 101.SCH	XBRL Taxonomy Extension Schema.

Exhibit No. 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit No. 101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Exhibit No. 101.LAB	XBRL Taxonomy Extension Label Linkbase.

Exhibit No. 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IBERIABANK Corporation

Date: November 8, 2017	By:	/s/ Daryl G. Byrd
Daryl G. Byrd
President and Chief Executive Officer

Date: November 8, 2017	By:	/s/ Anthony J. Restel
Anthony J. Restel
Vice Chairman and Chief Financial Officer