Form 10-K
period 2017-12-31
IBERIABANK CORP
filed 2018-02-23
CIK 933141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act of 1934.    Yes  ☒    No  ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer," "accerlerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act)   Yes  ☐    No  ☒
As of June 30, 2017, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting shares of common stock held by non-affiliates of the Registrant was approximately $4.2 billion. This figure is based on the closing sale price of $81.50 per share of the Registrant’s common stock on June 30, 2017. For purposes of this calculation, the term “affiliate”

refers to all executive officers and directors of the Registrant and all shareholders beneficially owning more than 10% of the Registrant’s common stock.
Number of shares of common stock outstanding as of January 31, 2018: 53,912,254
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2017, included as Exhibit 13 to this Form 10-K, are incorporated into Part II, Items 5 through 9B of this Form 10-K.

IBERIABANK CORPORATION AND SUBSIDIARIES

PART I.

Item 1.	Business.
Unless we indicate otherwise, the words “we”, “our”, “us”, “IBKC”, and “Company” refer to IBERIABANK Corporation and its wholly owned subsidiaries.
General
IBERIABANK Corporation, a Louisiana corporation, is a financial holding company with 335 combined locations, including 228 bank branch offices and one loan production office in Louisiana, Arkansas, Tennessee, Alabama, Texas, Florida, Georgia, and South Carolina, 24 title insurance offices in Arkansas and Louisiana, and mortgage representatives in 68 locations in 10 states. The Company also has thirteen wealth management locations in four states and one IBERIA Capital Partners L.L.C. office in Louisiana. As of December 31, 2017, we had total consolidated assets of $28 billion, total deposits of $21 billion and shareholders’ equity of $4 billion.
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
IBERIABANK offers commercial and retail banking products and services to customers throughout locations in eight states. IBERIABANK provides these products and services in Louisiana, Alabama, Florida, Arkansas, Tennessee, Georgia, Texas, and South Carolina, as well as on-line at www.iberiabank.com and www.virtualbank.com. These products and services include a broad array of commercial, consumer, mortgage, and private banking products and services, trust advisory services, cash management, deposit and annuity products. Certain of our non-bank subsidiaries engage in financial services-related activities, including brokerage services, sales of variable annuities, and wealth management services. Lenders Title offers a full line of title insurance and closing services throughout Arkansas and Louisiana. ICP provides equity research, institutional sales and trading, and corporate finance services throughout the energy industry. 1887 Leasing, LLC, owns an aircraft used by management of the Company and its subsidiaries. IAM provides wealth management advisory services for commercial and private banking clients. CDE is engaged in the purchase of tax credits.
Subsidiaries
IBERIABANK has eight active, wholly-owned non-bank subsidiaries. Information related to the non-bank subsidiaries as of December 31, 2017 is presented in the following table (dollars in millions):

Subsidiary	Description	Total Assets	IBERIABANK’s Equity Investment
IBERIA Financial Services, LLC	Manages the brokerage services offered by IBERIABANK	$4.4	$2.1
IB SPE Management, Inc.	Operates, then sells, certain foreclosed assets acquired in recent Florida and Alabama acquisitions	6.9	6.9
Acadiana Holdings, LLC	Owns and operates a commercial office building that also serves as IBERIABANK’s headquarters	11.8	10.8
Iberia Investment Fund I, LLC	Investment fund held for the purpose of funding new market tax credits	152.7	110.0
Iberia Investment Fund II, LLC	Investment fund held for the purpose of funding new market tax credits	2.8	2.8
Mercantile Capital Corporation	Offers owner-occupied commercial real estate loans	95.9	8.7
Iberia Civic Impact Partners, LLC	Conducts tax credit transactions	32.4	19.8
Lydian REIT Holdings, Inc.	Holding Company of Lydian Preferred Capital Corporation, a real estate investment trust in Florida	273.8	39.6

Lenders Title provides a full line of title insurance and loan closing services for both residential and commercial customers in locations throughout Arkansas. Lenders Title has three wholly-owned subsidiaries: Asset Exchange, Inc., United Title of Louisiana, Inc. (“United Title”), and American Abstract and Title Company, Inc. (“AAT”). Asset Exchange, Inc. provides qualified intermediary services to facilitate Internal Revenue Code Section 1031 tax deferred exchanges. At December 31, 2017, Lenders Title’s equity investment in Asset Exchange, Inc. was $0.3 million, and Asset Exchange, Inc. had total assets of $0.3 million. LTC, United Title and AAT provide a full line of title insurance and loan closing services for both residential and commercial customers in locations throughout Louisiana and Arkansas. At December 31, 2017, Lenders Title’s equity investment in United Title was $5.8 million, and United Title had total assets of $7.5 million. Lenders Title’s equity investment in AAT was $2.8 million, and AAT had total assets of $3.7 million.
ICP, 1887 Leasing, LLC, IAM, 840 Denning, LLC and CDE had total assets of $11.5 million, $10.9 million, $0.9 million, $3.8 million and less than $0.1 million, respectively, at December 31, 2017.
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
Employees
We had 3,505 full-time associates and 99 part-time associates as of December 31, 2017. None of these associates are represented by a collective bargaining agreement. We believe we enjoy an excellent relationship with our associates.
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
Available Information
Additional information regarding the development of our business since the beginning of our fiscal year ended December 31, 2017, is incorporated by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Exhibit 13 hereto.
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
In general, the BHCA and the FRB’s regulations limit the nonbanking activities permissible for bank holding companies to those activities that the FRB has determined to be so closely related to banking or managing or controlling banks to be a proper incident thereto. A bank holding company that has elected to be a financial holding company, such as us, may engage in, or acquire and retain shares of companies engaged in, a broader range of activities that are considered (i) “financial in nature” (as defined by the Gramm-Leach-Bliley Act of 1999 and FRB regulations) or incidental to such financial activities (as determined by the FRB in consultation with the Secretary of the Treasury), or (ii) complementary to a financial activity and do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. These activities include, among other things, securities underwriting, dealing and market-making, sponsoring mutual funds and investment companies, insurance underwriting and agency activities, and merchant banking. Refer to “Holding Company Regulation - Financial Holding Company Status” below.
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
State and federal laws govern the activities in which IBERIABANK may engage, the investments it may make and the aggregate amount of loans that may be granted to one borrower. Various consumer and compliance laws and regulations also apply to IBERIABANK’s operations.
The banking industry is affected by the monetary and fiscal policies of the FRB. An important function of the FRB is to regulate the national supply of bank credit to moderate recessions and curb inflation. Among the instruments of monetary policy used by the FRB to implement its objectives are: open-market operations in U.S. government securities, changes in the discount rate and the federal funds rate (which is the rate banks charge each other for overnight borrowings) and changes in reserve requirements on bank deposits.

In addition to federal and state banking laws and regulations, the Company, IBERIABANK, and certain of their subsidiaries and affiliates, including those that engage in securities brokerage and insurance activities, are subject to other federal and state laws and regulations, and supervision and examination by other state and federal regulatory agencies, including the Financial Industry Regulatory Authority (“FINRA”), the U.S. Department of Housing and Urban Development, the SEC, and various state insurance and securities regulators.
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

Many of the provisions of the Dodd-Frank Act had delayed effective dates, and/or required extensive implementing regulations, some of which have not yet been issued in final form. The Dodd-Frank Act and the implementing regulations have increased and may continue to increase our operating and compliance costs.
In February 2017, the President issued an executive order that stated his administration's core principles and policies for regulating the U.S. financial system and directed specified regulatory agencies to review and identify laws and regulations that inhibit federal regulation of the U.S. financial system in a manner consistent with the principles stated in the executive order. Changes in laws or regulations as a result of this review could result in the amendment of or delayed implementation of the Dodd-Frank Act and the regulations thereunder.
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

The Volcker Rule regulation provides certain exemptions allowing banking entities to continue underwriting, market-making and hedging activities and trading certain government obligations, as well as various exemptions and exclusions from the definition of “covered funds.” The rule imposes certain reporting and compliance requirements on banking entities that engage in exempted trading activities. The level of required compliance depends on the size of the banking entity and the extent of its trading, with most requirements applicable only to banking entities with $50 billion or more in total consolidated assets, or those with $50 billion or more in worldwide trading assets and liabilities. As a banking entity with more than $10 billion in total assets but less than $10 billion in total trading assets and liabilities, we were required by the Volcker Rule to implement a compliance program appropriate for the types, size, scope, and complexity of our permitted trading activities. To date, the Volcker Rule’s compliance requirements have not had a material effect on our operations.
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
The Basel III Capital Rules require the maintenance of the following minimum capital ratios: 4.5% common equity Tier 1 capital to risk-weighted assets; 6.0% Tier 1 capital to risk-weighted assets; 8.0% Total capital to risk-weighted assets; and 4.0% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the "leverage ratio").
Common equity Tier 1 capital (“CET1”) is defined as the sum of common stock and related surplus net of treasury stock, retained earnings, accumulated other comprehensive income (“AOCI”) (which includes all unrealized gains and losses on available for sale debt and equity securities amongst other items) and qualifying minority interest, less applicable regulatory adjustments and deductions that include AOCI. The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, certain deferred tax assets and certain investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. The deductions from and adjustments to CET1 were subject to a three-year phase-in period from January 1, 2015 through January 1, 2018. However, by final rule adopted in November 2017 (generally applicable to banking institutions with under $250 billion in assets), the deduction from CET1 of excess mortgage servicing rights, certain deferred tax assets and certain investments in non-consolidated financial entities was fixed at 80% (the deduction amount for 2017), subject to the adoption of a proposed interagency rule that would revise the capital treatment of these asset classes.
In addition to establishing the minimum regulatory capital requirements, the Basel III Capital Rules limit dividend payments, equity repurchases and certain discretionary bonus payments to executive officers if a banking organization does not hold a "capital conservation buffer" consisting of 2.5% of CET1 to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. When fully phased in on January 1, 2019, the Basel III Capital Rules will require the Company and IBERIABANK to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus the 2.5% capital conservation buffer, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%, (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer, effectively resulting in a minimum Tier 1 capital ratio of 8.5%, (iii) a minimum ratio of Total capital (Tier 1 capital plus Tier 2 capital ) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer, effectively resulting in a minimum total capital ratio of 10.5% and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets (as compared to a current minimum leverage ratio of 3% for certain highly rated banking organizations). Implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will be phased in incrementally over a three-year period until reaching 2.5% on January 1, 2019.
In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, an institution’s assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests), are multiplied by a risk weight factor assigned by the capital regulations based on the risk deemed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one- to four-family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to non-residential mortgage loans that are 90 days past due or otherwise on non-accrual status, and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.
Failure to meet applicable capital standards could subject a bank holding company or financial institution to a variety of enforcement remedies available to the federal regulatory authorities. These include limitations on the ability to pay dividends, the issuance by the regulatory authorities of a capital directive to increase capital, and the termination of deposit insurance by the FDIC. In addition, the financial institution could be subject to the measures described below under “Federal Banking Regulation - Prompt Corrective Action” as applicable to “under-capitalized” institutions.
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
Additional information, including our and IBERIABANK’s compliance with applicable capital adequacy standards at December 31, 2017, is provided in Note 15 to the Consolidated Financial Statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources” in Exhibit 13 to this Form 10-K, which are incorporated herein by reference.
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
In 2011, the FDIC adopted a rule that provides for the lowering of the insurance assessment rate schedule for all banks as of the quarter after the Deposit Insurance Fund's reserve ratio reaches 1.15%. In addition, a final rule issued by the FDIC in March 2016 requires insured institutions with an assessment base (total assets less tangible capital) of over $10 billion, such as IBERIABANK, to pay surcharge insurance assessments at an annual rate of 4.5 basis points of their assessment base, starting the quarter after the Deposit Insurance Fund's reserve ratio surpasses 1.15% and ending when the reserve ratio reaches 1.35%. The 4.5 basis point surcharge will be assessed against each covered institution’s assessment base, less $10 billion.

The Deposit Insurance Fund’s reserve ratio exceeded 1.15% as of June 30, 2016. As a result, the base deposit insurance rates currently range from (i) 1.5 to 30 basis points of an institution’s assessment base for small banks and (ii) 1.5 to 40 basis points for institutions with an assessment base of over $10 billion, such as IBERIABANK, which are also now subject to the 4.5 basis point surcharge. The FDIC has projected that the reserve ratio, which was 1.28% as of September 30, 2017, will reach 1.35% in 2018, allowing termination of the surcharge.
In addition, the Deposit Insurance Funds Act of 1996 authorized the Financing Corporation (“FICO”) to impose assessments on applicable deposits in order to service the interest on FICO’s bond obligations from deposit insurance fund assessments. The amount assessed on individual institutions by FICO is in addition to the amount paid for deposit insurance under the FDIC’s risk-related assessment rate schedules. The bonds issued by FICO are due to mature in 2017 through 2019. IBERIABANK recognized approximately $1.1 million of expense related to its FICO assessments in 2017.
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
Prompt Corrective Action. Under federal statute, the federal banking regulatory authorities are required to take “prompt corrective action” with respect to depository institutions that do not meet minimum capital requirements. For these purposes, the statute establishes five capital tiers: “well-capitalized,” “adequately-capitalized,” “under-capitalized,” “significantly under-capitalized,” and “critically under-capitalized.” Under the FRB’s prompt corrective action regulations, an institution is deemed to be:

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
Throughout 2017 and as of December 31, 2017, IBERIABANK's regulatory capital ratios were in excess of the levels established for “well-capitalized” institutions.
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
A depository institution that is not “well-capitalized” is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market. As previously stated, IBERIABANK is “well-capitalized” and the FDICIA brokered deposit rule did not adversely affect its ability to accept brokered deposits. IBERIABANK had $1.2 billion of such brokered deposits at December 31, 2017.
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
Transactions with Related Parties. IBERIABANK is subject to Regulation W, which comprehensively implements statutory restrictions on transactions between a bank and its affiliates and incorporates the FRB’s interpretations and exemptions relating to Sections 23A and 23B of the Federal Reserve Act.
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
In addition to the limitations placed on the payment of dividends at the holding company level, there are various legal and regulatory limits on the extent to which IBERIABANK may pay dividends or otherwise supply funds to us. IBERIABANK is subject to laws and regulations of Louisiana, which place certain restrictions on the payment of dividends. Additionally, as a member of the Federal Reserve System, IBERIABANK is subject to FRB dividend regulations, which provide that a state member bank must receive prior FRB approval for a dividend if the total capital distributions of a state member bank, plus the proposed dividend, exceed the sum of the bank's net income during the current calendar year and the retained net income of the prior two calendar years.
We do not expect that these laws, regulations or policies will materially affect our ability to pay dividends. Additional information is provided in Note 13 and Note 15 to the Consolidated Financial Statements incorporated herein by reference.
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

During 2017, the Company expanded its presence in Florida through the acquisition of Sabadell United Bank, N.A. on July 31, 2017. Additional information is provided in Note 3 to the Consolidated Financial Statements incorporated herein by reference.
In addition, the Company entered into a Merger Agreement with Gibraltar Private Bank & Trust Company, headquartered in Coral Gables, Florida, on October 19, 2017. The Merger Agreement has been approved by the boards of directors of each company, and is expected to close in the first quarter of 2018. The approval of Gibraltar's shareholders and required regulatory approvals were received as of February 22, 2018. The closing of the Merger is further subject to the effectiveness of the registration statement to be filed by IBKC with respect to the stock to be issued in the transaction, and other customary closing conditions.
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
Corporate Governance
Information with respect to our corporate governance is available on our web site, www.iberiabank.com, and includes:
•Corporate Governance Guidelines

•Nominating and Corporate Governance Committee Charter
•Compensation Committee Charter
•Audit Committee Charter
•Board Risk Committee Charter
•Investment Committee Charter
•Code of Ethics and Conflicts of Interest Policy
•Code of Ethics for the Chief Executive Officer and Senior Financial Officers
We intend to disclose any waiver of or substantial amendment to the Codes of Ethics applicable to directors and executive officers on our web site at www.iberiabank.com.

Item 1A. Risk Factors.
There are risks, many beyond our control, which could cause our results to differ significantly from management’s expectations. Some of these risk factors are described below. Any factor described in this Report on Form 10-K could, by itself or together with one or more other factors, adversely affect our business, results of operations and/or financial condition. Additional risks and uncertainties not currently known to us or that we currently consider to not be material also may materially and adversely affect us. In assessing these risks, you should also refer to other information disclosed in our SEC filings, including the financial statements and notes thereto.
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
Although the general economic environment has shown improvement since the end of the economic recession in June 2009, there can be no assurance that improvement will continue. Economic growth has been slow and uneven, and continuing concerns over the federal deficit and government spending have contributed to uncertain conditions for the economy. However, the change in domestic government administration in early 2017 has had and may continue to have positive ramifications toward mitigating adverse impacts on the business, including, but not limited to: higher levels of interest rates in 2017 which could continue to rise in the future, potential for greater loan fee revenues from commercial/business capital investment, reduction in corporate tax rate levels by the tax reform legislation enacted in December 2017, and relaxation of certain financial regulatory reform measures. However, a return of recessionary conditions, including declines in real estate values and sales volumes, an increase in unemployment, and/or negative developments in the domestic and international credit markets may significantly affect economic conditions in the market areas in which we do business, the value of our loans and investments, supply of and demand for deposits, and our ongoing operations, costs and profitability.
In addition, geopolitical matters, including international political unrest and slow growth in the global economy, as well as acts of terrorism, war and other violence could result in further disruptions in the financial markets. These negative events could have a material adverse effect on our results of operations and financial condition, including our liquidity position, and may affect our ability to access capital.
The geographic concentration of our markets makes our business highly susceptible to local economic conditions. Adverse economic factors affecting particular geographies or industries, especially the southeastern United States, could have a negative effect on our customers and their ability to make payments to us.
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

The Federal Open Market Committee (“FOMC”) of the Federal Reserve Board (“FRB”), in an attempt to stimulate the overall economy, has, among other things, kept interest rates low through its targeted federal funds rate. In December 2016, the FOMC voted to raise the target federal funds rate for only the second time since 2006. The FOMC voted to raise the target federal funds rate again in March, June, and December of 2017. The FOMC has now raised rates by one and one-quarter percentage points since the financial crisis in 2008, a sign of its increased confidence in the health of the economy. In addition to increasing the target federal funds rate, the FRB also began to remove accommodation in 2017 by reducing the amount of debt held on its balance sheet. The FRB is expected to continue to wind-down its asset purchase program in 2018. The FOMC expects that economic conditions will continue to evolve in a manner that will warrant additional gradual increases in the federal funds rate in 2018 and over the next several years. As the FOMC increases the federal funds rate and unwinds its balance sheet, it is possible that overall interest rates could rise, which may negatively impact the U.S. real estate markets and potentially affect deposit growth and pricing. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of collateral securing loans, which could negatively affect our financial performance.

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
Changes in the difference between short- and long-term interest rates may also harm our business. For example, short-term deposits may be used to fund longer-term loans. When differences between short-term and long-term interest rates shrink or disappear, as is possible when the FOMC is tightening monetary policy by raising the target fed funds rate, the spread between rates paid on deposits and received on loans could narrow significantly, thereby decreasing our net interest income.
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
We attempt to manage our risk from changes in market interest rates by adjusting the rates, maturity, repricing characteristics, and balances of the different types of interest-earning assets and interest-bearing liabilities. Interest rate risk management techniques are not exact. We employ the use of models and modeling techniques to quantify the levels of risks to net interest income, which inherently involve the use of assumptions, judgments, and estimates. While we strive to ensure the accuracy of our modeled interest rate risk profile, there are inherent limitations and imprecisions in this determination and actual results may differ. As of December 31, 2017, a 100 basis point instantaneous and parallel upward shift in interest rates was estimated to increase net interest income over 12 months by approximately 3.0%. Similarly, a 100 basis point decrease in interest rates was expected to decrease net interest income by 7.7% over the same period.
At December 31, 2017, approximately 41% of our total loan portfolio had fixed interest rates. Eliminating fixed rate loans that mature within a one-year time frame decreases this percentage to approximately 29% at December 31, 2017. About 96% of the investment portfolio had fixed interest rates as of December 31, 2017. Approximately 70% of our time deposit base and 87% of our Federal Home Loan Bank ("FHLB") borrowings will mature and/or re-price within 12 months.
If we or our subsidiaries were unable to borrow funds through access to capital markets, we may not be able to meet the cash flow requirements of our depositors and borrowers, or the operating cash needs to fund corporate expansion and other corporate activities.
Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost. IBERIABANK’s liquidity is used primarily to fund loans and to repay deposit liabilities as they become due or are demanded by customers. Liquidity policies and limits are established by our Board of Directors. Management and the Investment Committee regularly monitor the overall liquidity position of IBERIABANK and the Company to ensure that various alternative strategies exist to cover unanticipated events that could affect liquidity. Management and the Investment Committee also establish policies and monitor guidelines to diversify IBERIABANK’s funding sources to avoid concentrations in any one market source. Funding sources include federal funds purchased, securities sold under repurchase agreements, customer deposits, and short- and long-term debt. IBERIABANK is also a member of the FHLB System, which provides funding through advances to members that are collateralized with mortgage-related assets.
We maintain a portfolio of securities that can be used as a secondary source of liquidity. There are other sources of liquidity available to us should they be needed. These sources include sales or securitizations of loans, our ability to acquire additional national market, non-core or brokered deposits, additional collateralized borrowings such as the FRB discount window, the issuance and sale of debt securities, and the issuance and sale of preferred or common securities in public or private offerings. Amounts available under our existing credit facilities as of December 31, 2017 consist of $6.4 billion in FHLB availability. The Company also had various funding arrangements with the Federal discount window and commercial banks providing up to $290.6 million in the form of federal funds and other lines of credit.
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
A major portion of our net income comes from our interest rate spread, which is the difference between the interest rates we pay on amounts used to fund assets and the interest rates and fees we receive on our interest-earning assets. We rely on deposits as a stable, low-cost source of funding for our interest-earning assets. We must compete with other banks and financial institutions for deposits. If our competitors raise rates on their deposits, we may face deposit attrition or experience higher funding costs by increasing our deposit rates in order to maintain our customer deposit base. Higher funding costs would increase interest expense, thereby reducing our net interest margin, net interest income, and net income. As of December 31, 2017, approximately 29% of our deposits were non-interest-bearing.
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
As of December 31, 2017, our total loan portfolio was approximately $20.1 billion, or 72% of total assets. At that date, the major components of our loan portfolio comprised 70% commercial loans (of which 64% is commercial real estate and 36% is commercial and industrial), 15% mortgage loans (primarily residential 1-4 family mortgage loans), and 15% consumer loans (primarily home equity). Our credit risk with respect to our consumer installment and commercial loan portfolios relates principally to the general creditworthiness of individuals and businesses within our local market areas. Our credit risk with respect to our residential and commercial real estate mortgage and construction loan portfolios relates principally to the general creditworthiness of individuals and businesses, the value of real estate as collateral, and guarantors serving as security for the repayment of the loans.

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
The determination of the allowance, which represents management’s estimate of probable losses inherent in our credit portfolio, involves a high degree of judgment and complexity, and is subject to scrutiny by bank regulators. If our assumptions and judgments require modifications (e.g., creditworthiness), our current allowance may not be sufficient and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio, which may have a significant impact on our financial statements. Further, changes in market factors, such as interest rates or commodity prices, could lead to increases in the allowance. While management monitors these market dynamics carefully, adverse changes to these factors could be unforeseen by management and would result in higher levels of allowance and credit losses. For example, unanticipated adjustments to management’s current expectations could have an adverse impact to the allowance as the borrower’s ability to repay within the terms of the contractual agreement may be reduced due to a lack of sufficient free cash flows, estimated collateral values may decline given the lack of market demand for collateralized assets, and the Company’s ability to monetize guarantor support may be impaired as guarantor net worth may diminish.
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
The Company is exposed to counterparty credit risk in the normal course of mortgage banking activities as well as market risk when engaging in these activities that is greatly impacted by the amount of liquidity in the secondary markets and changes in interest rates. We attempt to hedge our market risk based on modeling assumptions. The performance of these hedges could result in a deviation from our expectation and our operating results could be materially adversely impacted. Additionally, the Company retains repurchase risk associated with sales of these loans that is related to the Company’s residential mortgage loan underwriting and closing practices. Increases in claims under these repurchase or make-whole demands, which typically arise when a borrower defaults, could have a material impact on our ability to continue participating in these types of activities as well as a material impact on our financial condition, results of operations, and cash flows.
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
If our investment in the common stock of the FHLB of Dallas is classified as other-than-temporarily impaired or as permanently impaired, our earnings and shareholders’ equity could decrease.
We hold FHLB stock to qualify for membership in the FHLB System and to be eligible to borrow funds under the FHLB advance program. The aggregate cost and fair value of our FHLB common stock as of December 31, 2017 was $95 million based on its par value. There is no market for FHLB common stock.
Published reports indicate that certain member banks of the FHLB System may be subject to accounting rules and asset quality risks that could result in materially lower regulatory capital levels. In an extreme situation, it is possible that the capital of a FHLB could be substantially diminished or reduced to zero. Consequently, we believe that there is a risk that our investment in FHLB common stock could be impaired at some time in the future and, if this occurs, it would cause our earnings and shareholders’ equity to decrease by the after-tax amount of the impairment charge.

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
Since the 2008 financial crisis, financial institutions generally have been subjected to increased regulation and scrutiny from federal regulatory authorities. The U.S. Congress responded to the financial crisis by enacting a variety of statutes, in particular the Dodd-Frank Act, which contains numerous far-reaching changes and reforms for the financial services industry and directs federal regulatory agencies to issue regulations to implement these reforms. The Dodd-Frank Act also restructured the regulation of depository institutions, including the creation of the Consumer Financial Protection Bureau (the “CFPB”) to administer consumer protection and fair lending laws, a function that was formerly performed by the depository institution regulators. The provisions of the Dodd-Frank Act and the rules adopted to implement those provisions have made far-reaching changes to the regulatory framework under which we operate and have had, and may continue to have, a material impact on our operations, particularly through increased regulatory burdens and compliance costs.
The current regulatory environment for financial institutions may be affected by future legislative and regulatory changes, including amendments to key provisions of the Dodd-Frank Act and/or to banking regulations implementing the Dodd-Frank Act. Legislation is pending before the U.S. Congress that would, if enacted, amend or repeal certain provisions of the Dodd-Frank Act. In addition, in February 2017, President Trump issued an executive order calling for the administration to review U.S. financial laws and regulations in order to determine their consistency with a set of core principles identified in the order. The currently proposed legislation, as well as possible changes in laws or regulation resulting from the regulatory review mandated by the executive order, could result in the amendment of or delayed implementation of the Dodd-Frank Act and the regulations thereunder.
Future changes to the laws and regulations applicable to the financial industry, if enacted or adopted, may impact our profitability or financial condition, require more oversight or change certain of our business practices, and expose us to additional costs, including increased compliance costs. We cannot predict whether any such legislative or regulatory changes, including those that could benefit our business and results of operations, will be enacted or adopted or, if they are, whether they will have a material effect on us.
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

Management believes that, at December 31, 2017, the Company and IBERIABANK would have met all applicable Basel III capital adequacy requirements on a fully phased-in basis if such requirements were then effective. However, these requirements, and any other new regulations, could result in lower returns, regulatory actions if we were unable to comply with such requirements, and adversely affect our ability to pay dividends or repurchase shares, or to raise capital, including in ways that may adversely affect our financial condition or results of operations. Compliance with current or new capital requirements, including leverage ratios, may limit operations that require the intensive use of capital and could adversely affect our ability to expand or maintain present business levels. Additional information, including the Company’s and IBERIABANK’s compliance with applicable capital adequacy standards at December 31, 2017, is provided in Note 15 to the Consolidated Financial Statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources” incorporated herein by reference.

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

Under federal law, we are required to act as a source of financial and managerial strength to our bank, and to commit resources to support our bank if necessary. We may be required to commit additional resources to our bank at times when we may not be in a financial position to provide such resources or when it may not be in our, or our shareholders' or our creditors’ best interests to do so. Providing such support is more likely during times of financial stress for us and our bank, which may make any capital we are required to raise to provide such support more expensive than it might otherwise be. In addition, any capital loans we make to our bank are subordinate in right of payment to depositors and to certain other indebtedness of our bank. In the event of our bankruptcy, any commitment by us to a federal banking regulator to maintain the capital of our bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

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

We regularly use third party vendors as part of our business. We also have substantial ongoing business relationships with other third parties. These types of third party relationships are subject to increasingly demanding regulatory requirements and attention by our federal bank regulators. Regulation requires us to perform due diligence and ongoing monitoring and control over our third party vendors and other ongoing third party business relationships. In certain cases we may be required to renegotiate our agreements with these vendors to meet these requirements, which could increase our costs. We expect that our regulators will hold us responsible for deficiencies in our oversight and control of our third party relationships and in the performance of the parties with which we have these relationships. As a result, if our regulators conclude that we have not exercised adequate oversight and control over our third party vendors or other ongoing third party business relationships or that such third parties have not performed appropriately, we could be subject to enforcement actions, including civil money penalties or other administrative or judicial penalties or fines as well as requirements for customer remediation, any of which could have a material adverse effect our business, financial condition or results of operations.

Possible future increases in FDIC deposit insurance premiums would adversely affect our earnings.

Under a rule adopted by the FDIC in 2011 to revise the federal deposit insurance system, deposit insurance assessments for all banks were lowered starting in the third quarter of 2016, the quarter after the ratio of the Deposit Insurance Fund’s deposit insurance reserves to estimated insured deposits (the “reserve ratio”) reached 1.15%. Also in the third quarter of 2016, banks such as IBERIABANK with an assessment base (total assets less tangible capital) of over $10 billion became subject to a surcharge assessment at an annual rate of 4.5 basis points. The surcharge assessment, which is assessed against the assessment base of covered institutions, less $10 billion, will end when the reserve ratio reaches or exceeds 1.35%, but no later than December 31, 2018. Management believes that the surcharge will have an immaterial effect on our deposit insurance assessments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-interest Expense” in Exhibit 13 to this Form 10-K.
We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. In 2011, the FDIC increased the Deposit Insurance Fund’s target reserve ratio to 2.0% of insured deposits, and additional increases in our assessment rate may be required in the future to achieve this targeted ratio. In addition, if the number of bank failures increases in the future, the FDIC may set higher deposit insurance premiums or impose special assessments. Any future increases in FDIC deposit insurance premiums may materially adversely affect our results of operations.
We may be adversely affected by recent changes in U.S. tax laws.

The enactment of the Tax Cuts and Jobs Act (the “TCJA”) on December 22, 2017 made significant changes to the Internal Revenue Code, many of which are highly complex and may require interpretations and implementing regulations. As a result of the TCJA’s reduction of the corporate income tax rate from 35% to 21%, we were required to write down our deferred tax assets and to record a provisional one-time charge in income tax expense in the quarter ended December 31, 2017 of approximately $51 million, which amount is subject to refinement in future periods as further information becomes available. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Income Taxes” in Exhibit 13 to this Form 10-K. Furthermore, we may incur additional meaningful expenses (including professional fees) as the TCJA is implemented, and the expected impact of certain aspects of the statute remains unclear and subject to change.

The TCJA includes a number of provisions that will have an impact on the banking industry, borrowers and the market for residential real estate. These changes include: (i) a lower limit on the deductibility of mortgage interest on single-family residential mortgage loans, (ii) the elimination of interest deductions for home equity loans, (iii) a limitation on the deductibility of business interest expense, and (iv) a limitation on the deductibility of property taxes and state and local income taxes. The TCJA may have an adverse effect on the market for and the valuation of residential properties, as well as on the demand for such loans in the future, and could make it harder for borrowers to make their loan payments. The value of the properties securing loans in our loan portfolio may be adversely impacted as a result of the changing economics of home ownership. Such an impact could require an increase in our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition and results of operations.

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
From time to time, the Financial Accounting Standards Board (“FASB”) and the SEC change the financial accounting and reporting standards that govern the form and content of our external financial statements.  Recently, the FASB has finalized new accounting standard updates related to the calculation of the allowance for credit losses and accounting for leases, amongst other ancillary finalized updates.  A discussion of the recent significant accounting standard updates which have been issued are included in Note 2 to the Consolidated Financial Statements incorporated herein by reference. Accounting standard updates have the potential to alter previously issued or future financial statements depending on their deviation from current standards or industry practices and the implementation method prescribed by the FASB.  In addition, accounting standard setters and those who interpret the accounting standards (such as the FASB, SEC, banking regulators and our independent registered auditors) may change or even reverse their previous interpretations or positions on how standards should be applied. Changes in financial accounting and reporting standards and changes in current interpretations may be beyond our control, can be hard to predict and could materially impact our financial condition and results of operations.
We are exposed to intangible asset risk, which could negatively impact our financial results.
In accordance with U.S. GAAP, we record assets acquired and liabilities assumed at their fair value, and, as such, business acquisitions typically result in recording goodwill. We perform a goodwill evaluation at least annually to test for goodwill impairment. As part of its testing, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines the fair value of a reporting unit is less than its carrying amount using these qualitative factors, the Company compares the fair value of goodwill with its carrying amount, and then measures impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. Adverse conditions in our business climate, including a significant decline in future operating cash flows, a significant change in our stock price or market capitalization, or a deviation from our expected growth rate and performance may significantly affect the fair value of our goodwill and may trigger impairment losses, which could be material to our operating results and financial condition.
We completed such an evaluation for the Company during the fourth quarter of 2017 and concluded that an impairment charge was not necessary for the year ended December 31, 2017. We cannot provide assurance, however, that we will not be required to take an impairment charge in the future. Any impairment charge would have an adverse effect on our shareholders’ equity and financial results and could cause a decline in our stock price.
The required accounting treatment of troubled loans we acquired through acquisitions could result in higher net interest margins and interest income in current periods and lower net interest margins and interest income in future periods.
Under GAAP, we are required to record troubled loans acquired through acquisitions at fair value, which may underestimate or overestimate the actual performance of such loans. If these loans outperform our original fair value estimates, the difference between our original estimate and the actual performance of the loan (the “discount”) is accreted into net interest income. Thus, our net interest margins may initially appear higher. Conversely, if these loans under-perform our original fair value estimates, our net interest margins would be lower than initially estimated. We expect the yields on our loans to decline as our acquired loan portfolio pays down or matures, and we expect downward pressure on our interest income to the extent that the runoff on our acquired loan portfolio is not replaced with comparable high-yielding loans. This could result in higher net interest margins and interest income in current periods and lower net interest rate margins and interest income in future periods.
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
Supplementing our internal growth through acquisitions has been an important part of our strategic focus, and acquisitions have comprised a significant portion of our asset growth since 1995. Our acquisition efforts have focused on select markets and targeted entities. The availability of acquisition candidates that meet our strategic objectives can fluctuate, and current institutions for sale in the market may not meet our strategic objectives. Such circumstances may limit our ability to supplement our growth through acquisitions. As consolidation of the banking industry continues, the competition for suitable acquisition candidates may increase. We compete with other banking organizations for acquisition opportunities, and many of these competitors have greater financial resources than we do and may be able or willing to pay more for an acquisition than we are able or willing to pay. We also may need additional debt or equity financing in the future to fund acquisitions. We may not be able to obtain additional financing or, if available, it may not be in amounts and on terms acceptable to us. Our issuance of additional equity securities would dilute existing shareholders’ interest in us and may have a dilutive effect on our earnings per share. If we are unable to locate suitable acquisition candidates willing to combine with us on terms acceptable to us, or we are otherwise unable to obtain additional debt or equity financing necessary for us to continue making acquisitions, we would be required to find other methods to grow our business, and we may not grow at the same rate we have grown in the past, or at all.

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
The success of our financial institution acquisitions will depend on a number of uncertain factors.
The success of our financial institution acquisitions depends on a number of factors, including, without limitation:

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
In any acquisition involving a financial institution, particularly one involving the transfer of a large number of branches and/or customers, there may be business and service changes and disruptions, including delays or errors in the data conversion process, that result in the loss of customers or cause customers to close their accounts and move their business to competing financial institutions. Integration of such acquired businesses is an operation of substantial size and expense, and may be impacted by general market and economic conditions or government actions affecting the financial services industry. Integration efforts also are likely to divert our management’s attention and resources. No assurance can be given that we will be able to integrate these acquired businesses successfully. The integration process could also result in the loss of key employees, the disruption of ongoing business, or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of bank acquisitions. Further, we may encounter unexpected difficulties or costs during the integration that could adversely affect our earnings and financial condition, perhaps materially. Additionally, no assurance can be given that the operation of acquired businesses will not adversely affect our existing profitability, that we will be able to achieve results in the future similar to those achieved by our existing banking business, that we will be able to compete effectively in the market areas currently served by the acquired businesses, or that we will be able to manage any growth resulting from financial institution acquisitions effectively.
Our ability to grow acquired businesses following these transactions depends in part on our ability to retain certain key personnel we expect to hire and/or retain in connection with these transactions. We believe that the ties these employees have in the local banking markets previously served by their acquired businesses are vital to our ability to maintain our relationships with existing customers and to generate new business in these markets. Our failure to hire or retain these employees could adversely affect the success of these transactions and our future growth.
The modeled returns of financial institution acquisitions will depend on a number of uncertain factors, and actual results could differ materially from our expectations.
We undertake a process in performing due diligence on financial institution acquisition targets. While this process attempts to be comprehensive, factors can arise that were not discovered or anticipated by us in this exercise. Additionally, our modeled returns are based on a variety of assumptions to include synergies, cost savings, credit losses, growth, and the fair value of assets, liabilities and contracts acquired. To the extent such factors arise or actual results differ from our assumptions, our actual shareholder returns on any given acquisition could differ materially from our modeled expectations.

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
We may not successfully implement improvements to, or integrate, our information and control systems, procedures and processes in an efficient or timely manner and may discover deficiencies in existing systems and controls. In particular, our systems, controls and procedures must be able to accommodate an increase in transaction volume and the infrastructure that comes with new products, branches, markets or any combination thereof. Thus, our growth strategy may divert management from our existing operation and may require us to incur additional expenditures to expand our administrative and operational infrastructure, which may adversely affect earnings, shareholder returns, and our efficiency ratio.
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
Our recent expansion in South Florida entails geographic and client base integration risks.
On July 31, 2017, we completed the acquisition of Sabadell United Bank, N.A. (“Sabadell”), a bank headquartered in Miami, Florida with assets of $5.7 billion. The businesses and current markets of the Company and Sabadell differ and, accordingly, our results of operations after the Sabadell acquisition may be affected by certain factors unlike those previously affecting our independent results. For example, while we operate primarily in eight states (Louisiana, Arkansas, Tennessee, Alabama, Texas, Florida, Georgia and South Carolina), Sabadell’s operations were concentrated in South Florida. All of Sabadell’s branch and loan production offices were located in Florida and approximately 95% of its deposits originated in the Miami-Fort Lauderdale-West Palm Beach metropolitan statistical area. As a result of the Sabadell acquisition, Florida is now the Company’s largest state by deposits. The changes in geographic concentration, loan mix and client base resulting from the Sabadell acquisition present risks different from those faced by us in operations in other states.
Our acquisition of Gibraltar Private Bank & Trust Co. (“Gibraltar”) is subject to execution and integration risks.
On October 19, 2017, the Company announced the signing of a definitive agreement for the Company to acquire Gibraltar, which is headquartered in Coral Gables, Florida. The Company anticipates closing the Gibraltar acquisition in the first quarter of 2018. The following factors related to the proposed Gibraltar acquisition, among others, could cause actual results to differ materially from forward looking statements or historical performance:

•	changes in the anticipated timing for closing the transaction;

•	difficulties and delays in integrating the Company’s and Gibraltar’s businesses or fully realizing projected cost savings and other projected benefits of the transaction;

•	business disruption during the pendency of or following the transaction; the inability to sustain revenue and earnings growth;

•	changes in interest rates and capital markets;

•	diversion of management time on transaction-related issues;

•	reputational risks and the reaction of customers and counterparties to the transaction; and

•	changes in asset quality and credit risk as a result of the transaction.

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
Fintech developments, such as bitcoin, have the potential to disrupt the financial industry and change the way banks do business. Investment in new technology to stay competitive would result in significant costs and increased risks of cyber security attacks. Our success depends on our ability to adapt to the pace of the rapidly changing technological environment, which is crucial to retention and acquisition of customers. On December 2, 2016, the Office of the Comptroller of the Currency announced that it will begin granting limited-purpose national bank charters to fintech companies that offer bank products and services. The federal charter would largely allow fintech companies to operate nationwide under a single set of national standards, without needing to seek state-by-state licenses or joining with brick-and-mortar banks, and may therefore allow fintech companies to more easily compete with us for financial products and services in the communities we serve.

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

There can be no assurance of whether or when we may pay dividends in the future. Cash available to pay dividends to our shareholders is derived primarily, if not entirely, from dividends paid to us from our subsidiaries. Cash available to pay dividends to our shareholders is derived primarily, if not entirely, from dividends paid to us from our subsidiary bank, IBERIABANK. The ability of our subsidiary bank to pay dividends to us as well as our ability to pay dividends to our shareholders is limited by regulatory and legal restrictions and the need to maintain sufficient consolidated capital. In addition, if we fail to satisfy the minimum capital conservation buffer requirement, we will be subject to certain limitations, which include restrictions on capital distributions. We may also decide to limit the payment of dividends even when we have the legal ability to pay them in order to retain earnings for use in our business. Further, any lenders making loans to us may impose financial covenants that may be more restrictive than regulatory requirements with respect to the payment of dividends.
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
Holders of shares of our common stock are only entitled to receive such dividends as our board of directors may declare out of funds legally available for such purpose. We have a history of paying dividends to our shareholders. However, future cash dividends will depend upon our results of operations, financial condition, cash requirements, the need to maintain adequate capital levels, the need to comply with safe and sound banking practices as well as meet regulatory expectations, and other factors, including the ability of our subsidiaries to make distributions to us, which ability may be restricted by statutory, contractual or other constraints. There can be no assurance that we will continue to pay dividends even if the necessary financial conditions are met and if sufficient cash is available for distribution. See Note 13 and Note 15 to the consolidated financial statements for further discussion on factors impacting or restricting our ability to pay dividends
Our common stock and our preferred stock are subordinate to our existing and future indebtedness.
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
Our common stock trades on the NASDAQ Global Select Market. During 2017, the average daily trading volume of our common stock was approximately 445,000 shares. The average daily trading volume of our depositary shares, which represent fractional shares of our Series B preferred stock, was approximately 5,500 shares. In addition, our Series C preferred stock had average daily trading volume of approximately 3,300 shares.
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
In the past, shareholders have brought securities class action litigation against a company following periods of volatility in the market price of its securities. We may be the target of similar litigation in the future, which could result in substantial costs and divert management’s attention and resources.

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.
As of December 31, 2017, we operated 335 combined offices, including 228 bank branch offices and one loan production office in Louisiana, Arkansas, Tennessee, Alabama, Texas, Florida, Georgia, and South Carolina, 24 title insurance offices in Arkansas and Louisiana, mortgage representatives in 68 locations in 10 states, thirteen wealth management locations in four states, and one IBERIA Capital Partners L.L.C. office in Louisiana. Office locations are either owned or leased. For offices in premises leased by us or our subsidiaries, rent expense totaled $19.1 million in 2017. During 2017, we and our subsidiaries received $2.4 million in rental income for space leased to others. At December 31, 2017, there were no significant encumbrances on the offices, equipment and other operational facilities owned by us and our subsidiaries.
Additional information on our premises is provided in Note 8 to the Consolidated Financial Statements incorporated herein by reference to Exhibit 13 of this Form 10-K.

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
IBKC assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that IBKC will incur a loss and the amount of the loss can be reasonably estimated, IBKC records a liability in its consolidated financial statements. These legal reserves may be increased or decreased to reflect any relevant developments on a quarterly basis. Where a loss is not probable or the amount of loss is not estimable, IBKC does not accrue legal reserves. While the outcome of legal proceedings is inherently uncertain, based on information currently available, advice of counsel and available insurance coverage, IBKC’s management believes that it has established appropriate legal reserves. Any liabilities arising from pending legal proceedings are not expected to have a material adverse effect on IBKC’s consolidated financial position, consolidated results of operations or consolidated cash flows. However, in the event of unexpected future developments, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to IBKC’s consolidated financial position, consolidated results of operations or consolidated cash flows. For additional information, see Note 18 to the Consolidated Financial Statements which is incorporated by reference to Exhibit 13 of this Form 10-K.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Stock Performance Graph
The following graph and table, which were prepared by SNL Financial LC (“SNL”), compares the cumulative total return on our Common Stock over a measurement period beginning December 31, 2012 with (i) the cumulative total return on the stocks included in the National Association of Securities Dealers, Inc. Automated Quotation (“NASDAQ”) Composite Index and (ii) the cumulative total return on the stocks included in the SNL > $10 Billion Bank Index. All of these cumulative returns are computed assuming the quarterly reinvestment of dividends paid during the applicable period.

Total Return Performance
250
200
150
100
50
Index Value
IBERIABANK Corporation
NASDAQ Composite Index
SNL Bank > $10B Index
12/31/12
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17

	Period Ending
Index	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
IBERIABANK Corporation	100.00	131.19	138.14	119.94	186.50	174.96
NASDAQ Composite	100.00	140.12	160.78	171.97	187.22	242.71
SNL Bank > $10B	100.00	136.47	153.43	154.70	193.26	230.59
The stock performance graph assumes $100.00 was invested December 31, 2012. The stock price performance included in this graph is not necessarily indicative of future stock price performance.
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
There were no stock repurchases in 2017.
Restrictions on Dividends
Holders of the Company’s common stock are only entitled to receive dividends if, as and when the Board of Directors may declare a dividend out of funds legally available for such payments. Furthermore, holders of the common stock are subject to priority dividend rights of any holders of preferred stock then outstanding. At December 31, 2017, there were 13,750 shares of preferred stock outstanding.
In addition, the terms of the Company’s outstanding junior subordinated debt securities prohibit it from declaring or paying any dividends or distributions on outstanding capital stock, or purchasing, acquiring, or making a liquidation payment on such stock, if the Company has elected to defer interest payments on such debt.
For additional information, see Note 15 to the Consolidated Financial Statements which is incorporated by reference to Exhibit 13 of this Form 10-K.

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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2017. The evaluation was carried out under the supervision, and with the participation of, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report. Management’s Annual Report on Internal Control over Financial Reporting, and the attestation report of the independent registered public accounting firm, are included in Exhibit 13 and are incorporated by reference herein.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Based on its assessment, management believes that, as of December 31, 2017, the Company’s internal control over financial reporting is effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2017 was audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing in Exhibit 13 to this Form 10-K.

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
Consolidated Balance Sheets as of December 31, 2017 and 2016
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2017, 2016, and 2015
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2017, 2016, and 2015
Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016, and 2015
Notes to Consolidated Financial Statements

(2)
All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3)	The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

Exhibit Index

Exhibit No. 3.1	Articles of Incorporation, as amended – incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2016.

Exhibit No. 3.2	Bylaws of the Company, as amended – incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on August 24, 2016.

Exhibit No. 4.1	Stock Certificate – incorporated herein by reference to Registration Statement on Form S-8 (File No. 33-93210), filed on June 7, 1995.

Exhibit No. 4.2
Deposit Agreement, among IBERIABANK Corporation, Computershare Inc., and Computershare Trust Company, N.A. and the holders from time to time of Depositary Receipts described therein, dated as of August 5, 2015 - incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, dated August 5, 2015.

Exhibit No 4.3
Deposit Agreement, among IBERIABANK Corporation, Computershare Inc., and Computershare Trust Company, N.A., and the holders from time to time of Depositary Receipts described therein, dated as of May 9, 2016 – incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed on May 9, 2016.

Exhibit No. 10.1	Retirement Savings Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 15, 2006.

Exhibit No. 10.2
Employment Agreement with Daryl G. Byrd, as amended and restated – incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed on April 1, 2002.

Exhibit No. 10.3
Form of Indemnification Agreements with Daryl G. Byrd and Michael J. Brown – incorporated herein by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed on March 30, 2000.

Exhibit No. 10.4
Severance Agreements with Michael J. Brown and John R. Davis – incorporated herein by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed on March 30, 2001.

Exhibit No. 10.5
Severance Agreement with Anthony J. Restel – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005, filed on May 9, 2005.

Exhibit No. 10.6	2005 Stock Incentive Plan, as amended – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009.

Exhibit No. 10.7
Form of Restricted Stock Agreement under the IBERIABANK Corporation 2005 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 17, 2006.

Exhibit No. 10.8
Form of Stock Option Agreement under the IBERIABANK Corporation 2005 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated May 17, 2006.

Exhibit No. 10.9	IBERIABANK Corporation Deferred Compensation Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 17, 2007.

Exhibit No. 10.10	Form of Phantom Stock Award Agreement – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 17, 2008.

Exhibit No. 10.11
Form of Restricted Stock Agreement under the IBERIABANK Corporation 2008 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008.

Exhibit No 10.12
Form of Stock Option Agreement under the IBERIABANK Corporation 2008 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008.

Exhibit No. 10.13	IBERIABANK Corporation 2009 Phantom Stock Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 29, 2009.

Exhibit No. 10.14	Form of IBERIABANK Corporation Phantom Stock Unit Agreement – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated September 29, 2009.

Exhibit No. 10.15
Change in Control Severance Agreement with Jefferson G. Parker dated September 17, 2009 – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated September 17, 2009.

Exhibit No. 10.16	2010 Stock Incentive Plan, as amended – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 18, 2010.

Exhibit No. 10.17
Form of Restricted Stock Agreement under the IBERIABANK Corporation 2010 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 4, 2010.

Exhibit No. 10.18
Form of Stock Option Agreement under the IBERIABANK Corporation 2010 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated May 4, 2010.

Exhibit No. 10.19	IBERIABANK Corporation Amended and Restated 2010 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 6, 2011.

Exhibit No. 10.20
Form of IBERIABANK Corporation Restricted Stock Agreement under the IBERIABANK Corporation 2010 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 6, 2013.

Exhibit No. 10.21	Change in Control Severance Agreement with Michael S. Price dated June 18, 2012 – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 18, 2012.

Exhibit No. 10.22	IBERIABANK Corporation 2014 Phantom Stock Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 17, 2014.

Exhibit No. 10.23	Form of IBERIABANK Corporation Phantom Stock Unit Agreement – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 17, 2014.

Exhibit No. 10.24
Form of IBERIABANK Corporation Performance Unit Agreement – incorporated herein by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Exhibit No. 10.25
Form of IBERIABANK Corporation Restricted Share Unit Agreement (Performance Contingent Award) – incorporated herein by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Exhibit No. 10.26
Form of IBERIABANK Corporation Restricted Stock Agreement – incorporated herein by reference to Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Exhibit No. 10.27	Form of IBERIABANK Corporation Stock Option Agreement – incorporated herein by reference to Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Exhibit No. 10.28	Form of Change in Control Severance Agreement – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010.

Exhibit No. 10.29	IBERIABANK Corporation 2016 Stock Incentive Plan - incorporated herein by reference to Exhibit 10.0 to the Registrant’s Current Report on Form 8-K, dated May 4, 2016, filed on May 10, 2016.

Exhibit No. 10.30
Employment Agreement with Fernando Perez-Hickman - incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2017, filed on November 8, 2017.

Exhibit No. 10.31
Separation Agreement with John R. Davis - incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2017, filed on November 8, 2017.

Exhibit No. 10.32
Agreement and Plan of Merger by and among the Registrant, IBERIABANK and Gibraltar Private Bank & Trust Company, dated as of October 19, 2017 - incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated October 19, 2017, filed on October 20, 2017.

Exhibit No. 12	Computations of Earnings to Fixed Charges.

Exhibit No. 13	Annual Report to Shareholders – Portions of Annual Report to Shareholders for the year ended December 31, 2017, which are expressly incorporated herein by reference.

Exhibit No. 21	Subsidiaries of the Registrant.

Exhibit No. 23.1	Consent of Ernst & Young LLP.

Exhibit No. 31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit No. 31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit No. 32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 101.INS	XBRL Instance Document.

Exhibit No. 101.SCH	XBRL Taxonomy Extension Schema.

Exhibit No. 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit No. 101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Exhibit No. 101.LAB	XBRL Taxonomy Extension Label Linkbase.

Exhibit No. 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IBERIABANK CORPORATION

Date: February 23, 2018	By:	/s/ Daryl G. Byrd
Daryl G. Byrd
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Daryl G. Byrd	President, Chief Executive Officer and Director	February 23, 2018
Daryl G. Byrd

/s/ Anthony J. Restel	Vice Chairman and Chief Financial Officer	February 23, 2018
Anthony J. Restel

/s/ M. Scott Price	Executive Vice President, Corporate Controller and Chief Accounting Officer	February 23, 2018
M. Scott Price

/s/ Elaine D. Abell	Director	February 23, 2018
Elaine D. Abell

/s/ Harry V. Barton, Jr.	Director and Audit Committee Chairman	February 23, 2018
Harry V. Barton, Jr.

/s/ Ernest P. Breaux, Jr.	Director	February 23, 2018
Ernest P. Breaux, Jr.

/s/ John N. Casbon	Director	February 23, 2018
John N. Casbon

/s/ Angus R. Cooper, II	Director	February 23, 2018
Angus R. Cooper, II

/s/ William H. Fenstermaker	Chairman of the Board	February 23, 2018
William H. Fenstermaker

/s/ John E. Koerner, III	Director and Audit Committee Member	February 23, 2018
John E. Koerner, III

/s/ Rick E. Maples	Director and Audit Committee Member	February 23, 2018
Rick E. Maples

/s/ E. Stewart Shea, III	Vice Chairman of the Board	February 23, 2018
E. Stewart Shea, III

/s/ David H. Welch	Director and Audit Committee Member	February 23, 2018
David H. Welch