Form 10-K/A
period 2017-12-31
IBERIABANK CORP
filed 2018-03-30
CIK 933141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 001-37532

IBERIABANK Corporation

(Exact name of Registrant as specified in its charter)

Louisiana	72-1280718
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

200 West Congress Street, Lafayette, Louisiana	70501
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (337) 521-4003

Securities registered pursuant to Section 12(g) of the Act: Not Applicable

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Exchange on which registered
Common Stock (par value $1.00 per share)	The NASDAQ Stock Market, LLC
Depositary Shares each representing 1/400 th interest in a share of Series B Non-Cumulative Perpetual Preferred Stock	The NASDAQ Stock Market, LLC
Depositary Shares each representing 1/400 th interest in a share of Series C Non-Cumulative Perpetual Preferred Stock	The NASDAQ Stock Market, LLC

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act of 1934.    Yes  ☒    No  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accerlerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) is being filed to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (“Original Form 10-K”), filed with the U.S. Securities and Exchange Commission on February 23, 2018. The purpose of this Amendment No. 1 is to file Exhibit 10.33 – Form of Change in Control Severance Agreement, which was inadvertently omitted from the Original Form 10-K, and to disclose Exhibit 10.33 in the Exhibit List under Item 15 of Amendment No. 1.

Except as described above, this Amendment No. 1 does not modify or update in any way the financial position, results of operations, cash flows or other disclosures in, or exhibits to, the Original Form 10-K, nor does it reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules.

(a) Documents Filed as Part of this Report.

(1)	The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit No. 13):

Consolidated Balance Sheets as of December 31, 2017 and 2016

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2017, 2016, and 2015

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2017, 2016, and 2015

Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016, and 2015

Notes to Consolidated Financial Statements

(2)	All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3)	The following exhibits are filed as part of this Form 10-K/A, and this list includes the Exhibit Index.

Exhibit Index

Exhibit No. 3.1	Articles of Incorporation, as amended – incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2016.

Exhibit No. 3.2	Bylaws of the Company, as amended – incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on August 24, 2016.

Exhibit No. 4.1	Stock Certificate – incorporated herein by reference to Registration Statement on Form S-8 (File No. 33-93210), filed on June 7, 1995.

Exhibit No. 4.2	Deposit Agreement, among IBERIABANK Corporation, Computershare Inc., and Computershare Trust Company, N.A. and the holders from time to time of Depositary Receipts described therein, dated as of August 5, 2015—incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated August 5, 2015 .

Exhibit No 4.3	Deposit Agreement, among IBERIABANK Corporation, Computershare Inc., and Computershare Trust Company, N.A., and the holders from time to time of Depositary Receipts described therein, dated as of May 9, 2016 – incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on May 9, 2016.

Exhibit No. 10.1	Retirement Savings Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 15, 2006.

Exhibit No. 10.2	Employment Agreement with Daryl G. Byrd, as amended and restated – incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed on April 1, 2002.

Exhibit No. 10.3	Form of Indemnification Agreements with Daryl G. Byrd and Michael J. Brown – incorporated herein by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed on March 30, 2000.

Exhibit No. 10.4	Severance Agreements with Michael J. Brown and John R. Davis – incorporated herein by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed on March 30, 2001.

Exhibit No. 10.5	Severance Agreement with Anthony J. Restel – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005, filed on May 9, 2005.

Exhibit No. 10.6	2005 Stock Incentive Plan, as amended – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009.

Exhibit No. 10.7	Form of Restricted Stock Agreement under the IBERIABANK Corporation 2005 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 17, 2006.

Exhibit No. 10.8	Form of Stock Option Agreement under the IBERIABANK Corporation 2005 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated May 17, 2006.

Exhibit No. 10.9	IBERIABANK Corporation Deferred Compensation Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 17, 2007.

Exhibit No. 10.10	Form of Phantom Stock Award Agreement – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 17, 2008.

Exhibit No. 10.11	Form of Restricted Stock Agreement under the IBERIABANK Corporation 2008 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008.

Exhibit No 10.12	Form of Stock Option Agreement under the IBERIABANK Corporation 2008 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008.

Exhibit No. 10.13	IBERIABANK Corporation 2009 Phantom Stock Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 29, 2009.

Exhibit No. 10.14	Form of IBERIABANK Corporation Phantom Stock Unit Agreement – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated September 29, 2009.

Exhibit No. 10.15	Change in Control Severance Agreement with Jefferson G. Parker dated September 17, 2009 – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated September 17, 2009.

Exhibit No. 10.16	2010 Stock Incentive Plan, as amended – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 18, 2010.

Exhibit No. 10.17	Form of Restricted Stock Agreement under the IBERIABANK Corporation 2010 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 4, 2010.

Exhibit No. 10.18	Form of Stock Option Agreement under the IBERIABANK Corporation 2010 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated May 4, 2010.

Exhibit No. 10.19	IBERIABANK Corporation Amended and Restated 2010 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 6, 2011.

Exhibit No. 10.20	Form of IBERIABANK Corporation Restricted Stock Agreement under the IBERIABANK Corporation 2010 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 6, 2013.

Exhibit No. 10.21	Change in Control Severance Agreement with Michael S. Price dated June 18, 2012 – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 18, 2012.

Exhibit No. 10.22	IBERIABANK Corporation 2014 Phantom Stock Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 17, 2014.

Exhibit No. 10.23	Form of IBERIABANK Corporation Phantom Stock Unit Agreement – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 17, 2014.

Exhibit No. 10.24	Form of IBERIABANK Corporation Performance Unit Agreement – incorporated herein by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Exhibit No. 10.25	Form of IBERIABANK Corporation Restricted Share Unit Agreement (Performance Contingent Award) – incorporated herein by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Exhibit No. 10.26	Form of IBERIABANK Corporation Restricted Stock Agreement – incorporated herein by reference to Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Exhibit No. 10.27	Form of IBERIABANK Corporation Stock Option Agreement – incorporated herein by reference to Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Exhibit No. 10.28	Form of Change in Control Severance Agreement – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010.

Exhibit No. 10.29	IBERIABANK Corporation 2016 Stock Incentive Plan—incorporated herein by reference to Exhibit 10.0 to the Registrant’s Current Report on Form 8-K, dated May 4, 2016, filed on May 10, 2016.

Exhibit No. 10.30	Employment Agreement with Fernando Perez-Hickman—incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2017, filed on November 8, 2017.

Exhibit No. 10.31	Separation Agreement with John R. Davis—incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2017, filed on November 8, 2017.

Exhibit No. 10.32	Agreement and Plan of Merger by and among the Registrant, IBERIABANK and Gibraltar Private Bank & Trust Company, dated as of October 19, 2017—incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated October 19, 2017, filed on October 20, 2017.

Exhibit No. 10.33	Form of Change in Control Severance Agreement

Exhibit No. 13	Annual Report to Shareholders – Portions of Annual Report to Shareholders for the year ended December 31, 2017, which are expressly incorporated herein by reference.*

Exhibit No. 21	Subsidiaries of the Registrant.*

Exhibit No. 23.1	Consent of Ernst & Young LLP .*

Exhibit No. 31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).*

Exhibit No. 31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).*

Exhibit No. 32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit No. 32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit No. 101.INS	XBRL Instance Document. *

Exhibit No. 101.SCH	XBRL Taxonomy Extension Schema. *

Exhibit No. 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*

Exhibit No. 101.DEF	XBRL Taxonomy Extension Definition Linkbase.*

Exhibit No. 101.LAB	XBRL Taxonomy Extension Label Linkbase.*

Exhibit No. 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.*

*	Previously Filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IBERIABANK CORPORATION

Date: March 30, 2018	By:	/s/ Daryl G. Byrd
Daryl G. Byrd
President, Chief Executive Officer and Director