Form 10-Q
period 2018-03-31
IBERIABANK CORP
filed 2018-05-08
CIK 933141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At April 30, 2018, the Registrant had 56,648,939 shares of common stock, $1.00 par value, which were issued and outstanding.

IBERIABANK CORPORATION AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

IBERIABANK CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	(unaudited)
(Dollars in thousands, except share data)	March 31, 2018	December 31, 2017
Assets
Cash and due from banks	$253,527	$319,156
Interest-bearing deposits in banks	310,565	306,568
Total cash and cash equivalents	564,092	625,724
Securities available for sale, at fair value	4,542,486	4,590,062
Securities held to maturity (fair values of $219,868 and $227,964, respectively)	224,241	227,318
Mortgage loans held for sale, at fair value	110,348	134,916
Loans and leases, net of unearned income	21,706,090	20,078,181
Allowance for loan and lease losses	(144,527)	(140,891)
Loans and leases, net	21,561,563	19,937,290
Premises and equipment, net	329,454	331,413
Goodwill	1,236,169	1,188,902
Other intangible assets	102,404	88,562
Other assets	801,880	779,942
Total Assets	$29,472,637	$27,904,129
Liabilities
Deposits:
Non-interest-bearing	$6,595,495	$6,209,925
Interest-bearing	16,375,697	15,256,792
Total deposits	22,971,192	21,466,717
Short-term borrowings	900,496	991,297
Long-term debt	1,449,302	1,495,835
Other liabilities	250,740	253,489
Total Liabilities	25,571,730	24,207,338
Shareholders’ Equity
Preferred stock, $1 par value - 5,000,000 shares authorized
Non-cumulative perpetual, liquidation preference $10,000 per share; 13,750 and 13,750 shares issued and outstanding, respectively, including related surplus	132,097	132,097
Common stock, $1 par value - 100,000,000 shares authorized; 56,778,841 and 53,872,272 shares issued and outstanding, respectively	56,779	53,872
Additional paid-in capital	3,001,389	2,787,484
Retained earnings	807,325	769,226
Accumulated other comprehensive income (loss)	(96,683)	(45,888)
Total Shareholders’ Equity	3,900,907	3,696,791
Total Liabilities and Shareholders’ Equity	$29,472,637	$27,904,129
The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2018	2017
Interest and Dividend Income
Loans, including fees	$238,069	$168,976
Mortgage loans held for sale, including fees	1,154	971
Investment securities:
Taxable interest	25,328	17,864
Tax-exempt interest	2,766	2,063
Other	3,226	2,659
Total interest and dividend income	270,543	192,533
Interest Expense
Deposits:
NOW and MMDA	21,228	11,100
Savings	432	320
Time deposits	6,584	4,638
Short-term borrowings	2,524	277
Long-term debt	6,886	3,380
Total interest expense	37,654	19,715
Net interest income	232,889	172,818
Provision for loan and lease losses	7,986	6,154
Net interest income after provision for loan and lease losses	224,903	166,664
Non-interest Income
Mortgage income	9,595	14,115
Service charges on deposit accounts	12,908	11,153
Title revenue	5,027	4,741
Broker commissions	2,221	2,547
ATM/debit card fee income	2,633	2,483
Credit card and merchant-related income	2,907	2,298
Trust department income	3,426	1,912
Income from bank owned life insurance	1,282	1,311
Gain (loss) on sale of available for sale securities	(59)	—
Other non-interest income	4,626	4,564
Total non-interest income	44,566	45,124
Non-interest Expense
Salaries and employee benefits	104,586	81,853
Net occupancy and equipment	20,047	16,021
Communication and delivery	3,902	3,044
Marketing and business development	4,752	3,424
Data processing	12,393	6,362
Professional services	7,391	5,335
Credit and other loan related expense	4,618	4,526
Insurance	7,105	4,529
Travel and entertainment	3,237	2,484
Amortization of acquisition intangibles	5,102	1,770
Errors, fines, and losses	8,757	2,658
Other non-interest expense	6,406	6,790
Total non-interest expense	188,296	138,796
Income before income tax expense	81,173	72,992
Income tax expense	17,552	22,519
Net Income	63,621	50,473
Less: Preferred stock dividends	3,598	3,599
Net Income Available to Common Shareholders	$60,023	$46,874

Income available to common shareholders - basic	$60,023	$46,874
Less: Earnings allocated to unvested restricted stock	639	346
Earnings allocated to common shareholders	$59,384	$46,528
Earnings per common share - Basic	$1.11	$1.01
Earnings per common share - Diluted	1.10	1.00
Cash dividends declared per common share	0.38	0.36
Comprehensive Income
Net Income	$63,621	$50,473
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period (net of tax effects of $14,223 and $2,421, respectively)	(53,506)	4,496
Less: Reclassification adjustment for gains (losses) included in net income (net of tax effects of $13 and $0, respectively)	(46)	—
Unrealized gains (losses) on securities, net of tax	(53,460)	4,496
Fair value of derivative instruments designated as cash flow hedges:
Change in fair value of derivative instruments designated as cash flow hedges during the period (net of tax effects of $678 and $39, respectively)	2,549	73
Less: Reclassification adjustment for gains (losses) included in net income (net of tax effects of $31 and $24, respectively)	(116)	(45)
Fair value of derivative instruments designated as cash flow hedges, net of tax	2,665	118
Other comprehensive income (loss), net of tax	(50,795)	4,614
Comprehensive income	$12,826	$55,087

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
(unaudited)

					Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Preferred Stock		Common Stock
(In thousands, except share and per share data)	Shares	Amount	Shares	Amount
Balance, December 31, 2016	13,750	$132,097	44,795,386	$44,795	$2,084,446	$704,391	$(26,035)	$2,939,694
Net income	—	—	—	—	—	50,473	—	50,473
Other comprehensive income/(loss)	—	—	—	—	—	—	4,614	4,614
Cash dividends declared, $0.36 per share	—	—	—	—	—	(18,271)	—	(18,271)
Preferred stock dividends	—	—	—	—	—	(3,599)	—	(3,599)
Common stock issued under incentive plans, net of shares surrendered in payment, including tax benefit	—	—	74,522	75	(3,926)	—	—	(3,851)
Common stock issued	—	—	6,100,000	6,100	479,094	—	—	485,194
Share-based compensation cost	—	—	—	—	3,721	—	—	3,721
Balance, March 31, 2017	13,750	$132,097	50,969,908	$50,970	$2,563,335	$732,994	$(21,421)	$3,457,975

Balance, December 31, 2017	13,750	$132,097	53,872,272	$53,872	$2,787,484	$769,226	$(45,888)	$3,696,791
Cumulative-effect adjustment due to the adoption of ASU 2016-01 (1)	—	—	—	—	—	(345)	—	(345)
Net income	—	—	—	—	—	63,621	—	63,621
Other comprehensive income/(loss)	—	—	—	—	—	—	(50,795)	(50,795)
Cash dividends declared, $0.38 per share	—	—	—	—	—	(21,579)	—	(21,579)
Preferred stock dividends	—	—	—	—	—	(3,598)	—	(3,598)
Common stock issued under incentive plans, net of shares surrendered in payment	—	—	118,796	119	(2,700)	—	—	(2,581)
Common stock issued for acquisitions	—	—	2,787,773	2,788	211,871	—	—	214,659
Share-based compensation cost	—	—	—	—	4,734	—	—	4,734
Balance, March 31, 2018	13,750	$132,097	56,778,841	$56,779	$3,001,389	$807,325	$(96,683)	$3,900,907

(1) Cumulative-effect adjustment to beginning retained earnings for fair value adjustments related to the reclassification of certain equity investments in accordance with ASU 2016-01, adopted as of January 1, 2018.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Cash Flows from Operating Activities
Net income	$63,621	$50,473
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion, including amortization of purchase accounting adjustments and market value adjustments	(309)	1,646
Provision for loan and lease losses	7,986	6,154
Share-based compensation cost - equity awards	4,734	3,721
Loss/(gain) on sale of OREO and long-lived assets, net of impairment	670	(746)
Loss/(gain) on sale of available for sale securities	59	—
Expense/(benefit) for deferred income taxes	10,992	(10,565)
Originations of mortgage loans held for sale	(336,400)	(393,924)
Proceeds from sales of mortgage loans held for sale	367,487	440,337
Realized and unrealized (gain)/loss on mortgage loans held for sale, net	(9,320)	(13,689)
Other operating activities, net	(13,113)	(20,933)
Net Cash Provided by Operating Activities	96,407	62,474
Cash Flows from Investing Activities
Proceeds from maturities, prepayments and calls of available for sale securities	149,987	113,940
Purchases of available for sale securities, net of available for sale securities acquired	(194,543)	(491,055)
Proceeds from maturities, prepayments and calls of held to maturity securities	2,288	2,968
Purchases of equity securities, net of equity securities acquired	(2,452)	(200)
Proceeds from sales of equity securities	61,038	—
Increase in loans, net of loans acquired	(145,201)	(60,609)
Proceeds from sales of premises and equipment	1,408	7
Purchases of premises and equipment, net of premises and equipment acquired	(5,798)	(2,761)
Proceeds from dispositions of OREO	5,318	4,374
Cash paid for additional investment in tax credit entities	(750)	(795)
Cash received for acquisition of a business, net of cash paid	99,312	—
Other investing activities, net	(745)	6,327
Net Cash Used in Investing Activities	(30,138)	(427,804)
Cash Flows from Financing Activities
Increase/(decrease) in deposits, net of deposits acquired	440,470	(95,916)
Net change in short-term borrowings	(90,802)	(60,440)
Proceeds from long-term debt, net of long-term debt acquired	200,227	—
Repayments of long-term debt	(651,684)	(622)
Cash dividends paid on common stock	(19,933)	(16,126)
Cash dividends paid on preferred stock	(3,598)	(3,599)
Net share-based compensation stock transactions	(2,581)	(4,169)
Net proceeds from issuance of common stock	—	485,194
Net Cash Used in Financing Activities	(127,901)	304,322
Net Increase (Decrease) In Cash and Cash Equivalents	(61,632)	(61,008)
Cash and Cash Equivalents at Beginning of Period	625,724	1,362,126
Cash and Cash Equivalents at End of Period	$564,092	$1,301,118
Supplemental Schedule of Non-cash Activities
Acquisition of real estate in settlement of loans	$1,757	$2,733

Common stock issued in acquisitions	$214,659	$—
Supplemental Disclosures
Cash paid for:
Interest on deposits and borrowings	$37,035	$19,850
Income taxes, net	$101	$39,609
The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 1 - BASIS OF PRESENTATION
General
IBERIABANK Corporation is a regional financial holding company with offices in Louisiana, Arkansas, Tennessee, Alabama, Texas, Florida, Georgia, South Carolina, North Carolina, and New York offering commercial, private banking, consumer, small business, wealth and trust management, retail brokerage, mortgage, and title insurance services. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts reported in prior periods have been reclassified to conform to the current period presentation. These reclassifications did not have a material effect on previously reported consolidated financial statements.
The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information or footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring items, necessary for a fair presentation of the consolidated financial statements have been made. These interim financial statements should be read in conjunction with the audited consolidated financial statements and footnote disclosures for the Company previously filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Operating results for the period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.
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
Pronouncements adopted during the three months ended March 31, 2018:
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
Revenue from Contracts with Customers
The majority of the Company’s income streams (e.g., interest and dividend income and mortgage income) are accounted for in accordance with GAAP literature outside the scope of ASC 606, Revenue from Contracts with Customers. Details regarding income recognition for interest and non-interest streams can be found throughout the Company’s 2017 10-K (including Note 1 - Summary of Significant Accounting Policies). Impairment losses recognized against certain receivables (e.g., NSF fees) and capitalized costs (e.g., sales commissions) associated with contracts within the scope of ASC 606 are immaterial.
Non-interest income from service charges on deposit accounts, broker commissions, ATM/debit card fee income, credit card and merchant-related income (e.g., interchange fees), and transactional income from traditional banking services (part of other non-interest income) are the significant income streams within the scope of ASC 606 associated with the IBERIABANK reportable segment. Non-interest income from title revenue is associated with the LTC reportable segment.
Recognition of Revenue from Contracts with Customers
The Company enters into various contracts with customers to provide traditional banking services, including asset management, on a routine basis. The Company’s performance obligations are generally service-related and provided on a daily or monthly basis. The Company does not typically have performance obligations which extend beyond a reporting period. The performance obligations are generally satisfied upon completion of service (i.e., as services are rendered) and the fees are collected at such time, or shortly thereafter. The fees are readily determinable and allocated individually to each service. It is not typical for contracts to require significant judgment to determine the transaction price. Some contracts contain variable consideration; however, the variable consideration is generally constrained (not estimable) as it is based on the occurrence or nonoccurence of a contingent event (or another constraint in some circumstances). The Company generally records the variable consideration when the contingent event occurs and the fee is determinable.
The Company provides some services for customers in which it acts in an agent capacity, but generally acts in a principal capacity. Payment terms and conditions vary slightly amongst services; however, amounts are generally invoiced and due or collected by the Company within 30 days, although some fees may be prepaid. The Company bills the customer periodically as performance obligations are satisfied for most services. Therefore, revenue for services provided is generally recognized in the amount invoiced (except in circumstances of prepayment) as that amount corresponds directly to the value of the Company’s performance. In the normal course of business, the Company does not generally grant refunds for services provided. As such, the Company does not establish provisions for estimated returns.
Title revenue associated with services provided by LTC, as well as broker commissions, ATM/debit card fee income, credit card and merchant-related income (e.g., interchange fees), and transactional fees from traditional banking services generated within IBERIABANK are generally recognized at the point-in-time the services are provided. The Company has determined this recognition to be appropriate as, upon completion of services, the Company has completed its performance obligations, has a present right to payment (or has collected the cash), and the customer is able to obtain (or has obtained) substantially all of the benefits from the performance obligation (i.e., the provided services). Revenues from service charges on deposit accounts are recognized at the end of the monthly service period (e.g., account service charges) or the date the performance obligation is satisfied (e.g., NSF, stop payment, wire transfer, etc.), except for deposit account services performed by Treasury Management which are recognized on a monthly basis, as these services are performed over that time. Asset management fees (e.g., trust fees) are generally recognized at the end of the monthly service period, but fees are not collected until the beginning of the subsequent month, although some contracts may have quarterly terms and/or be prepaid. NSF fees which are not initially paid are subsequently recorded as “loans” (along with the overdraft balance) and remain classified as such until the amount is paid or charged-off (generally after 60 days).

Adoption of ASC 606
The Company adopted ASC 606 as of January 1, 2018 for all contracts as of the effective date. Prior period amounts have been reclassified to conform to current guidance requirements related to the net presentation of certain costs associated with interchange fees and rewards programs. The reclassification of prior period amounts reduced non-interest income and non-interest expense by an immaterial amount (approximately $2.2 million for the three months ended March 31, 2017) and had no impact on net income. There was no cumulative adjustment made to opening retained earnings as of January 1, 2018.
ASU No. 2016-01
In January 2016, the FASB issued ASU No. 2016-01, Financial Statements - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which impacts how the Company measures certain equity investments and discloses and presents certain financial instruments through the application of the “exit price” notion.
The Company adopted the amendments beginning January 1, 2018. Under the new guidance, equity investments can no longer be classified as trading or available for sale (AFS), and related unrealized holding gains and losses can no longer be recognized in OCI. Per the ASU, such equity investments should be measured at fair value, with adjustments recognized in earnings at the end of each reporting period. As such, the Company reclassified its portfolio of equity investments (approximately $9.8 million at March 31, 2018) previously classified as AFS investment securities to “other assets.” As these equity investments were previously measured at fair value, implementation of the ASU did not impact the Company’s valuation method. In accordance with the ASU, the cumulative-effect adjustment from AOCI to retained earnings for previously recorded fair value adjustments related to these equity investments at adoption was insignificant.
The Company elected the practical expedient measurement alternative to prospectively account for other equity investments that do not have readily determinable fair values at cost less impairment plus or minus observable price changes in orderly transactions for an identical or similar investment of the same issuer. These investments are immaterial overall and are classified within “other assets” on the Company’s consolidated balance sheets.
The Company also modified its fair value methodology for loans measured at amortized cost whose fair values were previously disclosed using an “entry price” methodology to an “exit price” methodology, in accordance with the ASU. The Company’s “exit price” methodology estimates the fair value of these loans based on the present value of the future cash flows using the interest rate that would be charged for a similar loan to a borrower with similar risk at the indicated balance sheet date, adjusted for a liquidity discount based on the estimated time period to complete a sale transaction with a market participant. This change in methodology solely impacted the Company’s disclosures, and had no impact to the Company’s consolidated financial statements.
ASU No. 2016-15
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (ASC 230): Classification of Certain Cash Receipts and Cash Payments, in order to reduce current diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows.
The Company retrospectively adopted the amendments effective January 1, 2018. The adoption of these amendments did not impact the Company’s consolidated statements of cash flows.
ASU No. 2017-12
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (ASC 815): Targeted Improvements to Accounting for Hedging Activities, which amends the hedge accounting model to enable entities to better portray the economics of their risk management activities in the financial statements and enhance the transparency and understandability of hedge results.
The Company elected to early adopt the amendments effective January 1, 2018. The modified-retrospective adoption of the amendments did not impact the Company’s consolidated financial statements in the current or prior periods.

Pronouncements issued but not yet adopted:
ASU No. 2016-02
In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC 842). A significant amendment to existing GAAP from this ASU is the recognition of lease assets (i.e., right of use assets) and liabilities on the balance sheet for leases that are classified as operating leases by lessees. The lessor model remains similar to the current accounting model in existing GAAP. Additional amendments include, but are not limited to, the elimination of leveraged leases; modification to the definition of a lease; amendments on sale and leaseback transactions; and disclosure of additional quantitative and qualitative information.
ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company will adopt the amendments on January 1, 2019.
The Company occupies certain banking offices and equipment under operating lease agreements, which currently are not recognized on the consolidated balance sheets. Based on the Company’s preliminary analysis of its current portfolio, the impact to the Company’s consolidated balance sheets is estimated to result in less than a 1% increase in assets and liabilities. The Company is also currently assessing the practical expedients it may elect at adoption, the final determination of the incremental borrowing rate, and the impact to regulatory capital ratios, amongst other matters associated with the ASU.
The adjustment to retained earnings is not expected to be significant based on the transition guidance associated with current sale-leaseback agreements. The Company also anticipates additional disclosures to be provided at adoption.
ASU No. 2016-13
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments. The amendments introduce an impairment model that is based on expected credit losses (“ECL”), rather than incurred losses, to estimate credit losses on certain types of financial instruments (e.g., loans and held-to-maturity securities), including certain off-balance sheet financial instruments (e.g., loan commitments). The measurement of ECL should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments, over the contractual term. Financial instruments with similar risk characteristics may be grouped together when estimating ECL.
The ASU also amends the current AFS security impairment model for debt securities. The new model will require an estimate of ECL when the fair value is below the amortized cost of the asset through the use of an allowance to record estimated credit losses (and subsequent recoveries). Non-credit related losses will continue to be recognized through OCI.
In addition, the amendments provide for a simplified accounting model for purchased financial assets with a more-than-insignificant amount of credit deterioration since their origination. The initial estimate of expected credit losses would be recognized through an ALLL with an offset (i.e., increase) to the cost basis of the related financial asset at acquisition.
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
The Company is currently evaluating the impact of the ASU on the Company’s consolidated financial statements; however, the Company has engaged third-party consultants to assist with the ASU and has developed an implementation plan.

NOTE 3 –ACQUISITION ACTIVITY
The acquisitions discussed below qualify as business combinations. The Company accounts for business combinations under the acquisition method in accordance with ASC Topic 805, Business Combinations. See Note 1, Summary of Significant Accounting Policies, in the 2017 Annual Report on Form 10-K for the year ended December 31, 2017, for further discussion of the Company's accounting for business combinations.
2018 Acquisitions
Acquisition of Gibraltar
The Company completed the acquisition of Gibraltar Private Bank & Trust Co. ("Gibraltar") on March 23, 2018. The acquisition added $1.5 billion in loans and $1.1 billion in deposits, based on preliminary purchase accounting adjustments. Gibraltar operated eight offices in total, with seven located in the Florida metropolitan statistical areas of Miami, Key West, and Naples and one in New York City.
Under the terms of the Agreement and Plan of Merger, Gibraltar common shareholders received 1.9749 shares of IBERIABANK Corporation common stock for each outstanding share of Gibraltar common stock. Based on the Company's closing common stock price of $77.00 per share on March 23, 2018, the aggregate value of the acquisition consideration paid at the time of closing was approximately $214.7 million.
During the first quarter of 2018, the Company recorded preliminary purchase price allocations related to Gibraltar, which resulted in goodwill of $42.5 million. The following table summarizes the consideration paid for Gibraltar's net assets and the preliminary fair value estimates of the identifiable assets acquired and liabilities assumed as of the acquisition date.

(Dollars in thousands)	Number of Shares	Amount
Equity consideration
Common stock issued	2,787,773	$214,659
Total equity consideration		214,659
Non-equity consideration
Cash		7
Total consideration paid		214,666
Fair value of net assets assumed including identifiable intangible assets		172,136
Goodwill		$42,530

(Dollars in thousands)	Gibraltar Fair Value (Preliminary)
Assets
Cash and cash equivalents	$102,570
Investment securities	19,169
Equity securities	27,519
Loans	1,465,319
Core deposit intangible assets	18,529
Deferred tax asset, net	689
Other assets	14,382
Total assets acquired	$1,648,177
Liabilities
Deposit liabilities	$1,064,803
Long-term borrowings	405,107
Other liabilities	6,131
Total liabilities assumed	$1,476,041

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

Equity Securities: The carrying amount of these securities is a reasonable estimate of fair value based on the short-term nature of these assets.

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

Core Deposit Intangible Assets ("CDI"): The fair value for CDI was estimated based on a discounted cash flow methodology that gave appropriate consideration to expected customer attrition rates, net maintenance cost of the deposit base, alternative costs of funds, and the interest costs associated with the customer deposits. The CDI is being amortized over its estimated useful life of approximately ten years utilizing an accelerated method.

Deposit Liabilities: The fair values used for the demand and savings deposits by definition equal the amount payable on demand at the acquisition date. Fair values for time deposits were estimated using a discounted cash flow analysis, that applied interest rates currently being offered to the contractual interest rates on such time deposits.

Long-term Borrowings: The carrying amount of long-term borrowings at the acquisition date approximated fair value, as the Company immediately paid off the debt upon acquisition.
Acquisition of SolomonParks
On January 12, 2018, the Company's subsidiary, Lenders Title Company ("LTC"), acquired SolomonParks Title & Escrow, LLC ("SolomonParks"). Under the terms of the Agreement, LTC paid $3.3 million in cash to acquire eight title offices in the Nashville, Tennessee area, which resulted in goodwill of $3.4 million. In addition, the agreement provides for potential additional cash consideration based on gross revenues over a two-year period after the acquisition. The following table summarizes the preliminary fair value estimates of the identifiable assets acquired and liabilities assumed as of the acquisition date.

(Dollars in thousands)	SolomonParks Fair Value (Preliminary)
Assets
Premise and equipment, net	$42
Non-compete agreement	156
Title Plant investment	15
Total assets acquired	$213
Liabilities
Contingent consideration	$343
Total liabilities assumed	$343

Information regarding the preliminary allocation of goodwill recorded as a result of these acquisitions to the Company's reportable segments is provided in Note 7 "Goodwill and Other Intangible Assets." The goodwill recorded as a result of these acquisitions is not deductible for tax purposes.

2017 Acquisition
Acquisition of Sabadell United

The Company completed the acquisition of Sabadell United Bank, N.A. ("Sabadell United") from Banco de Sabadell, S.A. on July 31, 2017. The acquisition of Sabadell United constituted a business combination. Accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at their estimated fair value on the acquisition date. The acquisition added $4.0 billion in loans and $4.4 billion in deposits after fair value adjustments. The acquisition expanded our presence in Southeast Florida adding 25 offices serving the Miami metropolitan area and three offices in Naples, Sarasota and Tampa.

Under the terms of the Stock Purchase Agreement, Banco de Sabadell, S.A. received $809.2 million in cash and 2,610,304 shares of IBERIABANK Corporation common stock in exchange for 100 percent of Sabadell United's common stock. The cash consideration was financed through two public common stock offerings completed on December 7, 2016, and March 7, 2017.
During the third quarter of 2017, the Company recorded preliminary purchase price allocations related to Sabadell United. Throughout the remainder of 2017 and the first quarter of 2018, the Company continued to analyze the valuations assigned to the acquired assets and liabilities assumed. Based on new information relating to events or circumstances existing at the acquisition date and revised valuations, the Company updated estimated fair values increasing goodwill by $1.4 million to $463.4 million during the first quarter of 2018. This increase is primarily a result of a change in the estimated fair value of the deferred tax asset. As of March 31, 2018, the Company continues to review its fair value estimates and additional adjustments may be required. The following table summarizes the consideration paid for Sabadell United's net assets and the preliminary fair value estimates of identifiable assets acquired and liabilities assumed as of the acquisition date.

(Dollars in thousands)	Number of Shares	Amount
Equity consideration
Common stock issued	2,610,304	$211,043
Total equity consideration		211,043
Non-equity consideration
Cash		809,159
Total consideration paid		1,020,202
Fair value of net assets assumed including identifiable intangible assets		556,799
Goodwill		$463,403

(Dollars in thousands)	Sabadell United Fair Value (Preliminary)
Assets
Cash and cash equivalents	$318,834
Investment securities	964,123
Loans	4,025,946
Core deposit intangible assets	66,600
Deferred tax asset, net	33,469
Other assets	89,745
Total assets acquired	$5,498,717
Liabilities
Deposit liabilities	$4,382,780
Short-term borrowings	520,539
Other liabilities	38,599
Total liabilities assumed	$4,941,918

Information regarding the preliminary allocation of goodwill recorded as a result of the acquisition to the Company's reportable segments is provided in Note 7 "Goodwill and Other Intangible Assets." The goodwill recorded as a result of the acquisition is not deductible for tax purposes.

All measurement period adjustments made during the first three months of 2018 have been deemed insignificant individually and in the aggregate. The Company will finalize its valuation of the Sabadell United acquisition within the measurement period (i.e., no later than July 31, 2018). See Note 3, Acquisition Activity, in the 2017 Annual Report on Form 10-K for the year ended December 31, 2017, for a description of the methods used to determine the fair values of significant assets acquired and liabilities assumed presented above.

The Company's consolidated financial statements as of and for the period ended March 31, 2018 include the operating results of the acquired assets and liabilities assumed. Due to the system conversion of Sabadell United in October 2017 and subsequent streamlining and integration of the operating activities into those of the Company, historical reporting for the former Sabadell United operations is impracticable and thus disclosure of the revenue from the assets acquired and income before income taxes is impracticable for the period subsequent to acquisition.
The following table presents unaudited pro forma information as if the acquisition occurred on January 1, 2016 under the "Unaudited Pro Forma" column. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company acquired Sabadell United on January 1, 2016. Furthermore, cost savings and other business synergies related to the acquisition are not reflected in the pro forma amounts.

Unaudited Pro Forma for
(Dollars in thousands)	Three months ended March 31, 2017
Net interest income	$231,087
Non-interest income	54,755
Net income	43,562
This pro forma information combines the historical consolidated results of operations of IBERIABANK and Sabadell United for the periods presented and gives effect to the following non recurring adjustments:

Fair value adjustments: Pro forma adjustment to net interest income of $5.1 million for the three months ended March 31, 2017 to record estimated amortization of premiums and accretion of discounts on acquired loans, securities, and deposits.

Sabadell United accretion / amortization: Pro forma adjustment to net interest income of $318.5 thousand for the three months ended March 31, 2017 to eliminate Sabadell United's amortization of premiums and accretion of discounts on previously acquired loans, securities, FDIC indemnification asset, and deposits.

Sabadell United provision for loan losses: Pro forma adjustments were made to provision for loan losses of $1.6 million for the three months ended March 31, 2017 to eliminate the reversal (benefit) of Sabadell United's release of provision for loan losses and to account for the provision for loan losses on new loans originated during the period presented.

Amortization of acquired intangibles: Pro forma adjustment to non-interest expense of $1.5 million for the three months ended March 31, 2017 to record estimated amortization of acquired intangible assets.

Other adjustments: Pro forma results also include adjustments related to the removal of benefit from release of reserve for unfunded lending commitments, removal of FDIC clawback liability expense, adjustments to FDIC insurance and other regulatory assessment expenses and related income tax effects.

NOTE 4 – INVESTMENT SECURITIES
The amortized cost and fair values of investment securities, with gross unrealized gains and losses, consist of the following:

	March 31, 2018
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. Treasury securities	$6,824	$—	$—	$6,824
U.S. Government-sponsored enterprise obligations	41,001	11	(654)	40,358
Obligations of state and political subdivisions	267,962	1,228	(4,156)	265,034
Mortgage-backed securities	4,277,033	279	(121,215)	4,156,097
Other securities	75,205	106	(1,138)	74,173
Total securities available for sale	$4,668,025	$1,624	$(127,163)	$4,542,486
Securities held to maturity:
Obligations of state and political subdivisions	$204,404	$726	$(4,120)	$201,010
Mortgage-backed securities	19,837	35	(1,014)	18,858
Total securities held to maturity	$224,241	$761	$(5,134)	$219,868

	December 31, 2017
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$41,003	$18	$(406)	$40,615
Obligations of state and political subdivisions	271,451	4,246	(1,493)	274,204
Mortgage-backed securities	4,221,472	1,461	(61,028)	4,161,905
Other securities	114,005	247	(914)	113,338
Total securities available for sale	$4,647,931	$5,972	$(63,841)	$4,590,062
Securities held to maturity:
Obligations of state and political subdivisions	$206,736	$1,530	$(275)	$207,991
Mortgage-backed securities	20,582	41	(650)	19,973
Total securities held to maturity	$227,318	$1,571	$(925)	$227,964
Securities with carrying values of $2.1 billion were pledged to secure public deposits and other borrowings at both March 31, 2018 and December 31, 2017.

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows:

	March 31, 2018
	Less Than Twelve Months		Twelve Months or More		Total
(Dollars in thousands)	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. Treasury securities	$—	$693	$—	$—	$—	$693
U.S. Government-sponsored enterprise obligations	(419)	29,580	(235)	9,765	(654)	39,345
Obligations of state and political subdivisions	(1,147)	96,138	(3,009)	66,404	(4,156)	162,542
Mortgage-backed securities	(68,161)	2,847,244	(53,054)	1,191,233	(121,215)	4,038,477
Other securities	(1,138)	60,304	—	—	(1,138)	60,304
Total securities available for sale	$(70,865)	$3,033,959	$(56,298)	$1,267,402	$(127,163)	$4,301,361

Securities held to maturity:
Obligations of state and political subdivisions	$(4,066)	$150,188	$(54)	$2,976	$(4,120)	$153,164
Mortgage-backed securities	(11)	323	(1,003)	18,187	(1,014)	18,510
Total securities held to maturity	$(4,077)	$150,511	$(1,057)	$21,163	$(5,134)	$171,674

	December 31, 2017
	Less Than Twelve Months		Twelve Months or More		Total
(Dollars in thousands)	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$(254)	$29,744	$(152)	$9,848	$(406)	$39,592
Obligations of state and political subdivisions	(326)	31,601	(1,167)	68,609	(1,493)	100,210
Mortgage-backed securities	(26,263)	2,677,338	(34,765)	1,226,058	(61,028)	3,903,396
Other securities	(914)	75,302	—	—	(914)	75,302
Total securities available for sale	$(27,757)	$2,813,985	$(36,084)	$1,304,515	$(63,841)	$4,118,500

Securities held to maturity:
Obligations of state and political subdivisions	$(263)	$65,817	$(12)	$3,031	$(275)	$68,848
Mortgage-backed securities	(2)	333	(648)	19,269	(650)	19,602
Total securities held to maturity	$(265)	$66,150	$(660)	$22,300	$(925)	$88,450
The Company assessed the nature of the unrealized losses in its portfolio as of March 31, 2018 and December 31, 2017 to determine if there are losses that should be deemed other-than-temporary. In its analysis of these securities, management considered numerous factors to determine whether there were instances where the amortized cost basis of the debt securities would not be fully recoverable, including, but not limited to:

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

Management believes it has considered these factors, as well as all relevant information available, when determining the expected future cash flows of the securities in question. In each instance, management has determined the cost basis of the securities would be fully recoverable. Management also has the intent to hold debt securities until their maturity or anticipated recovery if the security is classified as available for sale. In addition, management does not believe the Company will be required to sell debt securities before the anticipated recovery of the amortized cost basis of the security. As a result of the Company's analysis, no declines in the estimated fair value of the Company's investment securities were deemed to be other-than-temporary at March 31, 2018 or December 31, 2017.
At March 31, 2018, 635 debt securities had unrealized losses of 2.87% of the securities’ amortized cost basis. At December 31, 2017, 544 debt securities had unrealized losses of 1.52% of the securities’ amortized cost basis. The unrealized losses for each of the securities related to market interest rate changes and not credit concerns of the issuers. Additional information on securities that have been in a continuous loss position for over twelve months at March 31, 2018 and December 31, 2017 is presented in the following table.

(Dollars in thousands)	March 31, 2018	December 31, 2017
Number of securities:
Mortgage-backed securities	184	181
Obligations of state and political subdivisions	28	28
Other	1	1
	213	210
Amortized Cost Basis:
Mortgage-backed securities	$1,263,477	$1,280,739
Obligations of state and political subdivisions	72,443	72,820
Other	10,000	10,000
	$1,345,920	$1,363,559
Unrealized Loss:
Mortgage-backed securities	$54,057	$35,412
Obligations of state and political subdivisions	3,063	1,180
Other	235	152
	$57,355	$36,744

The securities noted above carry a rating of AA+/Aaa by S&P and Moody's.
The amortized cost and estimated fair value of investment securities by maturity at March 31, 2018 are presented in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities. Weighted average yields are calculated on the basis of the yield to maturity based on the amortized cost of each security.

	Securities Available for Sale			Securities Held to Maturity
(Dollars in thousands)	Weighted Average Yield	Amortized Cost	Estimated Fair Value	Weighted Average Yield	Amortized Cost	Estimated Fair Value
Within one year or less	2.06%	$6,667	$6,670	3.04%	$1,445	$1,448
One through five years	2.04	134,449	132,594	2.98	8,369	8,370
After five through ten years	2.36	887,796	868,090	2.66	45,690	45,450
Over ten years	2.38	3,639,113	3,535,132	2.56	168,737	164,600
	2.38%	$4,668,025	$4,542,486	2.60%	$224,241	$219,868

The following is a summary of realized gains and losses from the sale of securities classified as available for sale. Gains or losses on securities sold are recorded on the trade date, using the specific identification method.

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Realized gains	$9	$—
Realized losses	(68)	—
	$(59)	$—
In addition to the gains above, the Company realized certain gains on calls of securities held to maturity that were not significant to the consolidated financial statements.
Other Equity Securities
The Company accounts for the following securities at cost less impairment plus or minus any observable price changes, which approximates fair value, with the exception of CRA and Community Development Investment Funds, which are recorded at fair value. Other Equity Securities, which are presented in “other assets” on the consolidated balance sheets, are as follows:

(Dollars in thousands)	March 31, 2018	December 31, 2017
Federal Home Loan Bank (FHLB) stock	$90,561	$95,171
Federal Reserve Bank (FRB) stock	79,191	79,191
CRA and Community Development Investment Funds	9,801	—
Other investments	9,705	3,008
	$189,258	$177,370

NOTE 5 – LOANS AND LEASES
Loans and leases consist of the following for the periods indicated:

(Dollars in thousands)	March 31, 2018	December 31, 2017
Commercial loans and leases:
Real estate- construction	$1,199,625	$1,240,396
Real estate- owner-occupied	2,612,244	2,529,885
Real estate- non-owner-occupied	5,437,082	5,167,949
Commercial and industrial (1)	5,325,682	5,135,067
	14,574,633	14,073,297

Residential mortgage loans:	3,971,067	3,056,352

Consumer loans:
Home equity	2,421,186	2,292,275
Indirect automobile	50,671	62,693
Credit card	93,261	96,368
Other	595,272	497,196
	3,160,390	2,948,532
Total	$21,706,090	$20,078,181

(1)	Includes equipment financing leases.
Net deferred loan origination fees were $31.4 million and $29.3 million at March 31, 2018 and December 31, 2017, respectively. Total net discount on the Company's loans was $158.1 million and $159.3 million at March 31, 2018 and December 31, 2017, respectively, of which $100.8 million and $94.7 million was related to non-impaired loans. Net loan discounts include preliminary discounts recorded on Sabadell United and Gibraltar loans, which are subject to change upon receipt of final fair value estimates during the respective measurement periods.
In addition to loans issued in the normal course of business, the Company considers overdrafts on customer deposit accounts to be loans and reclassifies these overdrafts as loans in its consolidated balance sheets. At March 31, 2018 and December 31, 2017, overdrafts of $7.3 million and $7.4 million, respectively, have been reclassified to loans.
Loans with carrying values of $6.8 billion and $6.6 billion were pledged as collateral for borrowings at March 31, 2018 and December 31, 2017, respectively.

Aging Analysis
The following tables provide an analysis of the aging of loans as of March 31, 2018 and December 31, 2017. Past due and non-accrual loan amounts exclude acquired impaired loans, even if contractually past due or if the Company does not expect to receive payment in full, as the Company is currently accreting interest income over the expected life of the loans.

	March 31, 2018
	Accruing
(Dollars in thousands)	Current or Less Than 30 days Past Due	30-59 days	60-89 days	> 90 days	Total Past Due	Non-accrual	Acquired Impaired	Total
Real estate- construction	$1,157,115	$842	$129	$—	$971	$2,634	$38,905	$1,199,625
Real estate- owner-occupied	2,474,611	4,767	3,461	—	8,228	35,144	94,261	2,612,244
Real estate- non-owner-occupied	5,319,962	7,269	2,526	6,789	16,584	9,378	91,158	5,437,082
Commercial and industrial	5,212,390	7,755	3,406	273	11,434	66,637	35,221	5,325,682
Residential mortgage	3,783,309	25,640	2,655	1,226	29,521	19,932	138,305	3,971,067
Consumer - home equity	2,309,222	11,860	3,191	—	15,051	16,383	80,530	2,421,186
Consumer - indirect automobile	48,581	1,166	175	—	1,341	743	6	50,671
Consumer - credit card	92,497	173	88	—	261	503	—	93,261
Consumer - other	585,969	2,484	706	—	3,190	2,621	3,492	595,272
Total	$20,983,656	$61,956	$16,337	$8,288	$86,581	$153,975	$481,878	$21,706,090

	December 31, 2017
	Accruing
(Dollars in thousands)	Current or Less Than 30 days Past Due	30-59 days	60-89 days	> 90 days	Total Past Due	Non-accrual	Acquired Impaired	Total
Real estate- construction	$1,197,766	$269	$—	$458	$727	$2,635	$39,268	$1,240,396
Real estate- owner-occupied	2,398,487	1,631	659	74	2,364	24,457	104,577	2,529,885
Real estate- non-owner-occupied	5,066,084	2,086	6,405	887	9,378	6,811	85,676	5,167,949
Commercial and industrial	5,014,438	5,788	5,726	146	11,660	77,823	31,146	5,135,067
Residential mortgage	2,877,048	10,083	8,136	5,317	23,536	17,387	138,381	3,056,352
Consumer - home equity	2,186,554	11,675	2,947	18	14,640	12,365	78,716	2,292,275
Consumer - indirect automobile	59,830	1,796	177	—	1,973	884	6	62,693
Consumer - credit card	95,264	140	374	—	514	590	—	96,368
Consumer - other	487,150	3,350	475	—	3,825	2,436	3,785	497,196
Total	$19,382,621	$36,818	$24,899	$6,900	$68,617	$145,388	$481,555	$20,078,181
Acquired Loans
As discussed in Note 3, during the third quarter of 2017, the Company acquired loans with fair values of $4.0 billion from Sabadell United. Certain loans that were acquired in this transaction were covered by loss share agreements between the FDIC and Sabadell United, which were assumed in connection with the Company's acquisition of Sabadell United and afford IBERIABANK loss protection. Covered loans were $150.0 million and $158.6 million at March 31, 2018 and December 31, 2017, respectively. Certain acquired loans from Sabadell United were to customers with addresses outside of the United States. Foreign loans, denominated in U.S. dollars, totaled $336.1 million and $325.5 million at March 31, 2018 and December 31, 2017, respectively.
During the first quarter of 2018, the Company acquired loans with fair values of $1.5 billion from Gibraltar.

Of the total loans acquired from Gibraltar, $1.46 billion were determined to have no evidence of deteriorated credit quality and are accounted for under ASC Topics 310-10 and 310-20. The remaining $10.2 million were determined to exhibit deteriorated credit quality since origination under ASC 310-30. The tables below show the balances acquired during the first quarter of 2018 for these two subsections of the portfolio as of the acquisition date. These amounts are subject to change due to the finalization of purchase accounting adjustments.

(Dollars in thousands)	Acquired Non-Impaired Loans
Contractually required principal and interest at acquisition	$1,695,918
Expected losses and foregone interest	(19,952)
Cash flows expected to be collected at acquisition	1,675,966
Fair value of acquired loans at acquisition	$1,455,085

(Dollars in thousands)	Acquired Impaired Loans
Contractually required principal and interest at acquisition	$43,779
Non-accretable difference (expected losses and foregone interest)	(31,174)
Cash flows expected to be collected at acquisition	12,605
Accretable yield	(2,371)
Basis in acquired loans at acquisition	$10,234
The following is a summary of changes in the accretable difference for all loans accounted for under ASC 310-30 during the three months ended March 31:

(Dollars in thousands)	2018	2017
Balance at beginning of period	$152,623	$175,054
Additions	2,371	—
Transfers from non-accretable difference to accretable yield	(279)	2,071
Accretion	(13,154)	(14,596)
Changes in expected cash flows not affecting non-accretable differences (1)	9,687	1,060
Balance at end of period	$151,248	$163,589

(1)
Includes changes in cash flows expected to be collected due to the impact of changes in actual or expected timing of liquidation events, modifications, changes in interest rates and changes in prepayment assumptions.

Troubled Debt Restructurings
Information about the Company’s troubled debt restructurings ("TDRs") at March 31, 2018 and 2017 is presented in the following tables. Modifications of loans that are accounted for within a pool under ASC Topic 310-30 are excluded as TDRs. Accordingly, such modifications do not result in the removal of those loans from the pool, even if the modification of those loans would otherwise be considered a TDR. As a result, all such acquired loans that would otherwise meet the criteria for classification as a TDR are excluded from the tables below.

TDRs totaling $27.2 million and $13.2 million occurred during the three months ended March 31, 2018 and March 31, 2017, respectively, through modification of the original loan terms.
The following table provides information on how the TDRs were modified during the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Extended maturities	$5,619	$7,199
Maturity and interest rate adjustment	108	3,224
Movement to or extension of interest-rate only payments	48	1,290
Interest rate adjustment	105	—
Forbearance	12,886	1,220
Other concession(s) (1)	8,434	232
Total	$27,200	$13,165

(1)	Other concessions may include covenant waivers, forgiveness of principal or interest associated with a customer bankruptcy, or a combination of any of the above concessions.

Of the $27.2 million of TDRs occurring during the three months ended March 31, 2018, $12.9 million are on accrual status and $14.3 million are on non-accrual status. Of the $13.2 million of TDRs occurring during the three months ended March 31, 2017, $11.8 million were on accrual status and $1.4 million were on non-accrual status. The following table presents the end of period balance for loans modified in a TDR during the periods indicated:

	Three Months Ended March 31,
	2018			2017
(In thousands, except number of loans)	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Real estate- construction	1	$1,950	$1,049	—	$—	$—
Real estate- owner-occupied	2	10,691	9,324	3	3,004	2,999
Real estate- non-owner-occupied	9	1,089	1,091	7	1,867	1,855
Commercial and industrial	18	14,429	13,314	15	435	427
Residential mortgage	—	—	—	4	259	241
Consumer - home equity	14	1,809	1,795	37	6,622	6,607
Consumer - indirect	11	137	119	13	184	174
Consumer - other	10	511	508	22	867	862
Total	65	$30,616	$27,200	101	$13,238	$13,165
Information detailing TDRs that defaulted during the three-month periods ended March 31, 2018 and 2017, and were modified in the previous twelve months (i.e., the twelve months prior to the default) is presented in the following tables. The Company has defined a default as any loan with a payment that is currently past due greater than 30 days, or was past due greater than 30 days at any point during the respective periods, or since the date of modification, whichever is shorter.

	Three Months Ended March 31,
	2018		2017
(In thousands, except number of loans)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Real estate- construction	—	$—	1	$117
Real estate- owner-occupied	3	10,187	9	14,732
Real estate- non-owner-occupied	9	492	10	5,041
Commercial and industrial	29	9,708	21	4,186
Residential mortgage	6	598	22	1,793
Consumer - home equity	24	2,331	31	1,337
Consumer - indirect automobile	34	322	43	517
Consumer - other	17	1,035	25	693
Total	122	$24,673	162	$28,416

NOTE 6 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY
Allowance for Credit Losses Activity
A summary of changes in the allowance for credit losses for the three months ended March 31 is as follows:

(Dollars in thousands)	2018	2017
Allowance for credit losses
Allowance for loan and lease losses at beginning of period	$140,891	$144,719
Provision for loan and lease losses	7,986	6,154
Transfer of balance to OREO and other	(47)	73
Charge-offs	(9,116)	(7,291)
Recoveries	4,813	1,235
Allowance for loan and lease losses at end of period	$144,527	$144,890

Reserve for unfunded commitments at beginning of period	$13,208	$11,241
Provision for unfunded lending commitments	224	419
Reserve for unfunded commitments at end of period	$13,432	$11,660
Allowance for credit losses at end of period	$157,959	$156,550
A summary of changes in the allowance for credit losses, by loan portfolio type, for the three months ended March 31 is as follows:

	2018
(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Residential Mortgage	Consumer	Total
Allowance for loan and lease losses at beginning of period	$54,201	$53,916	$9,117	$23,657	$140,891
Provision for (Reversal of) loan and lease losses	6,377	294	(686)	2,001	7,986
Transfer of balance to OREO and other	(47)	—	—	—	(47)
Charge-offs	(114)	(5,378)	(105)	(3,519)	(9,116)
Recoveries	191	3,698	22	902	4,813
Allowance for loan and lease losses at end of period	$60,608	$52,530	$8,348	$23,041	$144,527

Reserve for unfunded commitments at beginning of period	$4,531	$5,309	$555	$2,813	$13,208
Provision for (Reversal of) unfunded commitments	1,476	(1,004)	(15)	(233)	224
Reserve for unfunded commitments at end of period	$6,007	$4,305	$540	$2,580	$13,432
Allowance on loans individually evaluated for impairment	$2,506	$14,040	$178	$2,974	$19,698
Allowance on loans collectively evaluated for impairment	35,871	36,208	2,073	16,544	90,696
Allowance on loans acquired with deteriorated credit quality	22,231	2,282	6,097	3,523	34,133
Loans and leases, net of unearned income:
Balance at end of period	$9,248,951	$5,325,682	$3,971,067	$3,160,390	$21,706,090
Balance at end of period individually evaluated for impairment	78,489	78,725	6,041	33,277	196,532
Balance at end of period collectively evaluated for impairment	8,946,138	5,211,736	3,826,721	3,043,085	21,027,680
Balance at end of period acquired with deteriorated credit quality	224,324	35,221	138,305	84,028	481,878

	2017
(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Residential Mortgage	Consumer	Total
Allowance for loan losses at beginning of period	$49,231	$60,939	$11,249	$23,300	$144,719
Provision for (Reversal of) loan and lease losses	1,786	2,557	(1,060)	2,871	6,154
Transfer of balance to OREO and other	377	(350)	2	44	73
Charge-offs	(95)	(3,762)	(22)	(3,412)	(7,291)
Recoveries	196	84	43	912	1,235
Allowance for loan losses at end of period	$51,495	$59,468	$10,212	$23,715	$144,890

Reserve for unfunded commitments at beginning of period	$3,207	$4,537	$657	$2,840	$11,241
Provision for (Reversal of) unfunded commitments	1,379	(885)	(49)	(26)	419
Reserve for unfunded commitments at end of period	$4,586	$3,652	$608	$2,814	$11,660
Allowance on loans individually evaluated for impairment	$1,916	$25,056	$113	$1,724	$28,809
Allowance on loans collectively evaluated for impairment	26,872	32,383	3,907	17,764	80,926
Allowance on loans acquired with deteriorated credit quality	22,707	2,029	6,192	4,227	35,155

Loans, net of unearned income:
Balance at end of period	$7,021,341	$3,975,734	$1,296,358	$2,838,769	$15,132,202
Balance at end of period individually evaluated for impairment	74,351	164,405	5,048	25,308	269,112
Balance at end of period collectively evaluated for impairment	6,687,651	3,778,775	1,176,017	2,723,308	14,365,751
Balance at end of period acquired with deteriorated credit quality	259,339	32,554	115,293	90,153	497,339
Portfolio Segment Risk Factors
Commercial real estate loans include loans to commercial customers for long-term financing of land and buildings or for land development or construction of a building. These loans are repaid through revenues from operations of the businesses, rents of properties, sales of properties and refinances. Commercial and industrial loans and leases represent loans to commercial customers to finance general working capital needs, equipment purchases and leases and other projects where repayment is derived from cash flows resulting from business operations. The Company originates commercial business loans on a secured and, to a lesser extent, unsecured basis.
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
Credit Quality
The Company utilizes an asset risk classification system in accordance with guidelines established by the Federal Reserve Board as part of its efforts to monitor commercial asset quality. “Special mention” loans are defined as loans with potential weaknesses that may, if not corrected, result in future deterioration of the loan. Special mention loans do not expose the Company to sufficient risk to warrant adverse classification. For problem assets with identified credit issues, the Company has two primary classifications: “substandard” and “doubtful.”

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
The Company’s investment in loans by credit quality indicator is presented in the following tables. Asset risk classifications for commercial loans and leases reflect the classification as of March 31, 2018 and December 31, 2017. Credit quality information in the tables below includes total loans acquired (including acquired impaired loans) at the net loan balance, after the application of premiums/discounts, at March 31, 2018 and December 31, 2017. Loan premiums/discounts represent the adjustment of acquired loans to fair value at the acquisition date, as adjusted for income accretion and changes in cash flow estimates in subsequent periods. Loan premiums/discounts include preliminary discounts recorded on acquired Sabadell United and Gibraltar loans, which are subject to change upon receipt of final fair value estimates during the measurement period.
Loan delinquency is the primary credit quality indicator that the Company utilizes to monitor consumer asset quality.

	March 31, 2018					December 31, 2017
(Dollars in thousands)	Pass	Special Mention	Sub- standard	Doubtful	Total	Pass	Special Mention	Sub- standard	Doubtful	Loss	Total
Commercial real estate - construction	$1,153,604	$16,399	$29,610	$12	$1,199,625	$1,189,490	$20,351	$30,541	$14	$—	$1,240,396
Commercial real estate - owner-occupied	2,464,072	83,356	56,409	8,407	2,612,244	2,388,715	82,114	56,590	2,466	—	2,529,885
Commercial real estate- non-owner-occupied	5,335,816	45,905	51,089	4,272	5,437,082	5,104,074	19,311	42,702	1,744	118	5,167,949
Commercial and industrial	5,124,676	55,041	107,126	38,839	5,325,682	4,882,554	88,149	128,961	35,403	—	5,135,067
Total	$14,078,168	$200,701	$244,234	$51,530	$14,574,633	$13,564,833	$209,925	$258,794	$39,627	$118	$14,073,297

	March 31, 2018			December 31, 2017
(Dollars in thousands)	Current	30+ Days Past Due	Total	Current	30+ Days Past Due	Total
Residential mortgage	$3,859,751	$111,316	$3,971,067	$2,962,043	$94,309	$3,056,352
Consumer - home equity	2,376,171	45,015	2,421,186	2,250,205	42,070	2,292,275
Consumer - indirect automobile	48,587	2,084	50,671	59,836	2,857	62,693
Consumer - credit card	92,497	764	93,261	95,263	1,105	96,368
Consumer - other	589,098	6,174	595,272	490,399	6,797	497,196
Total	$6,966,104	$165,353	$7,131,457	$5,857,746	$147,138	$6,004,884

Impaired Loans
Information on the Company’s investment in impaired loans, which include all TDRs and all other non-accrual loans evaluated or measured individually for impairment for purposes of determining the ALLL, is presented in the following tables as of and for the periods indicated.

	March 31, 2018			December 31, 2017
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
(Dollars in thousands)
With no related allowance recorded:
Commercial real estate- construction	$11,153	$11,153	$—	$13,763	$13,013	$—
Commercial real estate- owner-occupied	43,562	36,042	—	50,867	44,482	—
Commercial real estate- non-owner-occupied	10,575	10,449	—	15,370	14,975	—
Commercial and industrial	45,720	36,829	—	103,013	70,254	—
Residential mortgage	1,083	1,083	—	2,004	2,001	—
Consumer - home equity	31	31	—	5,906	5,634	—
Consumer -other	—	—	—	75	75	—

With an allowance recorded:
Commercial real estate- construction	236	154	(18)	238	156	(19)
Commercial real estate- owner-occupied	17,536	17,419	(1,860)	13,314	13,287	(949)
Commercial real estate- non-owner-occupied	3,399	3,272	(628)	6,051	5,872	(620)
Commercial and industrial	46,705	41,896	(14,040)	35,306	32,162	(12,736)
Residential mortgage	5,357	4,958	(178)	5,179	4,748	(172)
Consumer - home equity	28,917	28,187	(2,435)	27,189	26,575	(2,358)
Consumer - indirect automobile	1,004	656	(75)	1,034	679	(79)
Consumer - other	4,493	4,403	(464)	4,320	4,214	(419)
Total	$219,771	$196,532	$(19,698)	$283,629	$238,127	$(17,352)
Total commercial loans and leases	$178,886	$157,214	$(16,546)	$237,922	$194,201	$(14,324)
Total mortgage loans	6,440	6,041	(178)	7,183	6,749	(172)
Total consumer loans	34,445	33,277	(2,974)	38,524	37,177	(2,856)

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)
With no related allowance recorded:
Commercial real estate- construction	$10,470	$144	$—	$—
Commercial real estate- owner-occupied	36,277	334	37,197	339
Commercial real estate- non-owner-occupied	10,557	98	5,988	17
Commercial and industrial	27,832	385	90,664	448
Residential mortgage	1,090	12	735	5
Consumer - home equity	32	—	4,158	40
With an allowance recorded:
Commercial real estate- construction	153	1	1,984	1
Commercial real estate- owner-occupied	17,608	112	20,980	79
Commercial real estate- non-owner-occupied	3,302	10	8,587	94
Commercial and industrial	44,056	196	78,695	220
Residential mortgage	4,974	44	4,335	42
Consumer - home equity	28,203	292	16,713	179
Consumer - indirect automobile	717	5	767	7
Consumer - other	4,483	62	3,328	52
Total	$189,754	$1,695	$274,131	$1,523
Total commercial loans and leases	$150,255	$1,280	$244,095	$1,198
Total mortgage loans	6,064	56	5,070	47
Total consumer loans	33,435	359	24,966	278
As of March 31, 2018 and December 31, 2017, the Company was not committed to lend a material amount of additional funds to any customer whose loan was classified as impaired or as a troubled debt restructuring.

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Changes to the carrying amount of goodwill by reporting unit for the three months ended March 31, 2018, and the year ended December 31, 2017 are provided in the following table.

(Dollars in thousands)	IBERIABANK	Mortgage	LTC	Total
Balance, December 31, 2016	$698,513	$23,178	$5,165	$726,856
Goodwill acquired during the year (preliminary allocation)	462,046	—	—	462,046
Balance, December 31, 2017	$1,160,559	$23,178	$5,165	$1,188,902
Goodwill acquired during the year (preliminary allocation) and adjustments	43,887	—	3,380	47,267
Balance, March 31, 2018	$1,204,446	$23,178	$8,545	$1,236,169
On March 23, 2018 the Company completed its acquisition of Gibraltar. In connection with the acquisition, the Company recorded $42.5 million of goodwill based on preliminary adjustments. On January 12, 2018, the Company's subsidiary, LTC, completed its acquisition of SolomonParks. In connection with the acquisition, LTC recorded $3.4 million of goodwill based on preliminary adjustments. In addition, goodwill adjustments were made during the first three months of 2018 as a result of measurement period updates to the preliminary fair value estimates related to the 2017 acquisition of Sabadell United. See Note 3 for additional information regarding these acquisitions.
The Company performed the required annual goodwill impairment test as of October 1, 2017. The Company’s annual impairment test did not indicate impairment in any of the Company’s reporting units as of the testing date. Following the testing date, management evaluated the events and changes that could indicate that goodwill might be impaired and concluded that a subsequent interim test was not necessary.
Mortgage Servicing Rights
Mortgage servicing rights are recorded at the lower of cost or market value in “other intangible assets” on the Company's consolidated balance sheets and amortized over the remaining servicing life of the loans, with consideration given to prepayment assumptions. Mortgage servicing rights had the following carrying values as of the periods indicated:

	March 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(Dollars in thousands)
Mortgage servicing rights	$10,030	$(4,128)	$5,902	$9,588	$(3,931)	$5,657

In addition, there was an insignificant amount of non-mortgage servicing rights related to SBA loans as of March 31, 2018 and December 31, 2017, respectively.
Title Plant
The Company held title plant assets recorded in “other intangible assets” on the Company's consolidated balance sheets totaling $6.8 million on March 31, 2018 and $6.7 million on December 31, 2017. The increase in title plant assets was the result of the SolomonParks acquisition during the first quarter of 2018. No events or changes in circumstances occurred during the three months ended March 31, 2018 to suggest the carrying value of the title plant was not recoverable.

Intangible assets subject to amortization
In connection with the acquisition of Gibraltar, the Company recorded $18.5 million of core deposit intangible assets. Core deposit intangible assets are subject to amortization over a ten year period. In connection with the acquisition of SolomonParks, the Company recorded $155.9 thousand of non-compete agreement intangible assets. Non-compete agreement intangible assets are subject to amortization over a five year period. Definite-lived intangible assets had the following carrying values included in “other intangible assets” on the Company’s consolidated balance sheets as of the periods indicated:

	March 31, 2018			December 31, 2017
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible assets	$136,183	$(46,736)	$89,447	$127,957	$(51,971)	$75,986
Customer relationship intangible asset	1,385	(1,262)	123	1,143	(996)	147
Non-compete agreement	206	(36)	170	63	(39)	24
Total	$137,774	$(48,034)	$89,740	$129,163	$(53,006)	$76,157

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
For cash flow hedges, the effective and ineffective portions of the gain or loss related to the derivative instrument is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings or when the hedge is terminated, per the Company’s early adoption of ASU No. 2017-12, Derivatives and Hedging (ASC 815): Targeted Improvements to Accounting for Hedging Activities, as of January 1, 2018. In applying hedge accounting for derivatives, the Company establishes and documents a method for assessing the effectiveness of the hedging derivative and a measurement approach for determining the ineffective aspect of the hedge upon the inception of the hedge. The Company has designated interest rate swaps in a cash flow hedge to convert forecasted variable interest payments to a fixed rate on its junior subordinated debt and has concluded that the forecasted transactions are probable of occurring.
For derivative instruments that are not designated as hedging instruments, changes in the fair value of the derivatives are recognized in earnings immediately.
Information pertaining to outstanding derivative instruments is as follows:

	Balance Sheet Location	Derivative Assets - Fair Value		Balance Sheet Location	Derivative Liabilities - Fair Value
(Dollars in thousands)		March 31, 2018	December 31, 2017		March 31, 2018	December 31, 2017
Derivatives designated as hedging instruments under ASC Topic 815:
Interest rate contracts	Other assets	$—	$—	Other liabilities	$—	$—
Total derivatives designated as hedging instruments under ASC Topic 815		$—	$—		$—	$—
Derivatives not designated as hedging instruments under ASC Topic 815:
Interest rate contracts	Other assets	$5,827	$20,446	Other liabilities	$25,771	$16,191
Foreign exchange contracts	Other assets	2	7	Other liabilities	2	7
Forward sales contracts	Other assets	2,851	136	Other liabilities	703	279
Written and purchased options	Other assets	8,383	10,654	Other liabilities	5,667	8,656
Other contracts	Other assets	9	22	Other liabilities	11	21
Total derivatives not designated as hedging instruments under ASC Topic 815		$17,072	$31,265		$32,154	$25,154
Total		$17,072	$31,265		$32,154	$25,154

	Derivative Assets - Notional Amount		Derivative Liabilities - Notional Amount
(Dollars in thousands)	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Derivatives designated as hedging instruments under ASC Topic 815:
Interest rate contracts	$108,500	$—	$—	$108,500
Total derivatives designated as hedging instruments under ASC Topic 815	$108,500	$—	$—	$108,500

Derivatives not designated as hedging instruments under ASC Topic 815:
Interest rate contracts	$1,356,990	$1,218,464	$1,276,990	$1,218,464
Foreign exchange contracts	628	268	628	268
Forward sales contracts	96,810	82,347	215,918	142,578
Written and purchased options	339,852	278,638	164,341	165,198
Other contracts	29,676	29,755	71,889	86,744
Total derivatives not designated as hedging instruments under ASC Topic 815	$1,823,956	$1,609,472	$1,729,766	$1,613,252
Total	$1,932,456	$1,609,472	$1,729,766	$1,721,752

The Company has entered into risk participation agreements with counterparties to transfer or assume credit exposures related to interest rate derivatives. The notional amounts of risk participation agreements sold were $71.9 million and $86.7 million at March 31, 2018 and December 31, 2017, respectively. Assuming all underlying third party customers referenced in the swap contracts defaulted at March 31, 2018 and December 31, 2017, the exposure from these agreements would not be material based on the fair value of the underlying swaps.
The Company is party to collateral agreements with certain derivative counterparties. Such agreements require that the Company maintain collateral based on the fair values of individual derivative transactions. In the event of default by the Company, the counterparty would be entitled to the collateral.
At March 31, 2018, the Company was not required to post collateral due to the Company's derivative position at the balance sheet date. At December 31, 2017, the Company was required to post $552 thousand in cash or securities as collateral for its derivative transactions, which is included in "interest-bearing deposits in banks" on the Company’s consolidated balance sheets. Effective January 3, 2017, the Chicago Mercantile Exchange and LCH.Clearnet Limited amended their rulebooks to legally characterize variation margin payments for over-the-counter derivatives they clear as settlements of the derivatives' exposure rather than collateral against the exposures. In light of changes to the aforementioned rulebooks, the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency (OCC) and the FDIC issued guidance effective August 14, 2017, which is consistent with the SEC's accounting guidance, that allows institutions to treat centrally-cleared derivatives as settled for purposes of the capital rule. At March 31, 2018 and December 31, 2017, the Company was required to post $28.8 million and $5.1 million, respectively, in variation margin payments for its derivative transactions, which is now required to be netted against the fair value of the derivatives in "other assets/other liabilities" on the consolidated balance sheets. The Company does not anticipate additional assets will be required to be posted as collateral, nor does it believe additional assets would be required to settle its derivative instruments immediately if contingent features were triggered at March 31, 2018. The Company’s master netting agreements represent written, legally enforceable bilateral agreements that (1) create a single legal obligation for all individual transactions covered by the master agreement and (2) in the event of default, provide the non-defaulting counterparty the right to accelerate, terminate, and close-out on a net basis all transactions under the agreement and to promptly liquidate or set-off collateral posted by the defaulting counterparty. As permitted by U.S. GAAP, the Company does not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against recognized fair value amounts of derivatives executed with the same counterparty under a master netting agreement.

The following table reconciles the gross amounts presented in the consolidated balance sheets to the net amounts that would result in the event of offset.

	March 31, 2018
	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet		Net
(Dollars in thousands)		Derivatives	Collateral (1)
Derivatives subject to master netting arrangements
Derivative assets
Interest rate contracts not designated as hedging instruments	$5,827	$(548)	$—	$5,279
Written and purchased options	5,656	—	—	5,656
Total derivative assets subject to master netting arrangements	$11,483	$(548)	$—	$10,935

Derivative liabilities
Interest rate contracts designated as hedging instruments	$—	$—	$—	$—
Interest rate contracts not designated as hedging instruments	25,771	(548)	—	25,223
Written and purchased options	5,587	—	—	5,587
Total derivative liabilities subject to master netting arrangements	$31,358	$(548)	$—	$30,810
(1) Consists of cash collateral recorded at cost, which approximates fair value, and investment securities.

	December 31, 2017
	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet		Net
(Dollars in thousands)		Derivatives	Collateral (1)
Derivatives subject to master netting arrangements
Derivative assets
Interest rate contracts not designated as hedging instruments	$20,446	$(12,469)	$—	$7,977
Written and purchased options	8,610	—	—	8,610
Total derivative assets subject to master netting arrangements	$29,056	$(12,469)	$—	$16,587

Derivative liabilities
Interest rate contracts designated as hedging instruments	$—	$—	$—	$—
Interest rate contracts not designated as hedging instruments	16,191	(12,469)	(552)	3,170
Total derivative liabilities subject to master netting arrangements	$16,191	$(12,469)	$(552)	$3,170
(1) Consists of cash collateral recorded at cost, which approximates fair value, and investment securities.
During the three months ended March 31, 2018 and 2017, the Company has not reclassified into earnings any gain or loss as a result of the discontinuance of cash flow hedges, because it was probable the original forecasted transaction would not occur by the end of the originally specified term.
At March 31, 2018, the Company does not expect to reclassify a material amount from accumulated other comprehensive income into interest income over the next twelve months for derivatives that will be settled.

At March 31, 2018 and 2017, and for the three months then ended, information pertaining to the effect of the hedging instruments on the consolidated financial statements is as follows:

						Location of Gain (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Amount of Gain (Loss) Recognized in OCI, net of taxes		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income, net of taxes

(Dollars in thousands)
	For the Three Months Ended March 31
Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	2018	2017		2018	2017		2018	2017
Interest rate contracts	$2,549	$73	Interest expense	$(116)	$(45)	Interest expense	$—	$—
Total	$2,549	$73		$(116)	$(45)		$—	$—
Information pertaining to the effect of derivatives not designated as hedging instruments on the consolidated financial statements as of March 31, is as follows:

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		For the Three Months Ended March 31
(Dollars in thousands)		2018	2017
Interest rate contracts (1)	Other income	$1,049	$1,117
Foreign exchange contracts	Other income	5	7
Forward sales contracts	Mortgage income	3,387	(360)
Written and purchased options	Mortgage income	648	655
Other contracts	Other income	(3)	4
Total		$5,086	$1,423
(1) Includes fees associated with customer interest rate contracts.

NOTE 9 – INCOME TAXES

The Company's provision for income taxes for the three months ended March 31, 2018 and 2017 is based on the estimated annual effective tax rate, plus discrete items.

The following table presents the provision for income taxes and the effective tax rates for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Income before income tax expense	$81,173	$72,992
Income tax expense	17,552	22,519
Effective tax rate	21.6%	30.9%

The difference between the Company's effective tax rates for the three months ended March 31, 2018 and 2017 and the U.S. statutory tax rates of 21% and 35%, respectively, primarily relates to tax-exempt income, non-deductible expenses, state income taxes (net of federal income tax benefit), and the recognition of tax credits. The effective tax rate may vary significantly due to fluctuations in the amount and source of pretax income, changes in amounts of non-deductible expenses, and timing of the recognition of tax credits.

Provisional amounts in effective tax rate

On December 22, 2017, President Trump signed the Tax Cuts and Jobs Act (the "Tax Act") into law. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period in which the new legislation is enacted. In the case of U.S. federal income taxes, the enactment date is the date the bill becomes law (i.e., upon presidential signature). Among other provisions, the most significant to the Company is the reduction of the corporate income tax rate from 35% to 21%. With respect to the legislation, the Company recognized a provisional one-time increase in tax expense of $51.0 million as of December 31, 2017 due to a re-measurement of deferred tax assets and liabilities resulting from the decrease in the corporate income tax rate. During the three months ended March 31, 2018, the Company made no adjustment to the provisional amounts recorded at December 31, 2017, and the accounting for the tax effects of the Tax Act remain incomplete as of March 31, 2018. The Company is in the process of analyzing certain aspects of the Tax Act, obtaining additional information, and refining its calculations, which could potentially affect the measurement of these balances. Information which could result in adjustment to the provisional amount includes, but is not limited to, provisional deferred tax amounts acquired in the Sabadell United acquisition, elections or changes in IRS tax methods, and further analysis of tax positions. Our estimates may also be affected as we gain a more thorough understanding of the Tax Act. Consistent with the guidance provided under ASC 740, the Company recorded impacts from enactment of the Tax Act in the fourth quarter of 2017 subject to Staff Accounting Bulletin 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118"). SAB 118 provides a measurement period not to extend beyond one year of the enactment date to adjust the accounting for certain elements of the tax reform.

NOTE 10 – SHAREHOLDERS' EQUITY, CAPITAL RATIOS AND OTHER REGULATORY MATTERS

Preferred Stock
The following table presents a summary of the Company's non-cumulative perpetual preferred stock:

					March 31, 2018	December 31, 2017
	Issuance Date	Earliest Redemption Date	Annual Dividend Rate	Liquidation Amount	Carrying Amount	Carrying Amount
(Dollars in thousands)
Series B Preferred Stock	8/5/2015	8/1/2025	6.625%	$80,000	$76,812	$76,812
Series C Preferred Stock	5/9/2016	5/1/2026	6.600%	57,500	55,285	55,285
				$137,500	$132,097	$132,097
Common Stock
During the second quarter of 2016, the Company's Board of Directors authorized the repurchase of up to 950,000 shares of IBERIABANK Corporation's outstanding common stock. Stock repurchases under this program will be made from time to time, on the open market or in privately negotiated transactions. The timing of these repurchases will depend on market conditions and other requirements. The share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares, and expires during the second quarter of 2018. The program may be extended, modified, suspended, or discontinued at any time. The Company did not repurchase any shares during the quarter ended March 31, 2018. At March 31, 2018, the remaining common shares that could be repurchased under the plan approved by the Board was 747,494 shares. Subsequent to quarter-end and through May 7, 2018, the Company repurchased 300,000 common shares for approximately $22.7 million.
On March 23, 2018, as part of the Gibraltar acquisition, the Company issued 2,787,773 shares of common stock. The aggregate value of the acquisition consideration paid by the Company at the time of closing was approximately $214.7 million based on the Company's closing common stock price of $77.00 per share on March 23, 2018. Gibraltar common shareholders received 1.9749 shares of IBERIABANK Corporation common stock for each outstanding share of Gibraltar common stock. Refer to Note 3, Acquisition Activity, for further detail regarding the Gibraltar acquisition.
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
Management believes that, as of March 31, 2018, the Company and IBERIABANK met all capital adequacy requirements to which they are subject.
As of March 31, 2018, the most recent notification from the FRB categorized IBERIABANK as well-capitalized under the regulatory framework for prompt corrective action (the prompt corrective action requirements are not applicable to the Company). To be categorized as well-capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed that categorization.

The Company’s and IBERIABANK’s actual capital amounts and ratios as of March 31, 2018 and December 31, 2017 are presented in the following tables.

(Dollars in thousands)	March 31, 2018
	Minimum		Well-Capitalized		Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage
Consolidated	$1,076,933	4.00%	N/A	N/A	$2,685,315	9.97%
IBERIABANK	1,074,579	4.00	1,343,223	5.00	2,640,916	9.83
Common Equity Tier 1 (CET1) (1)
Consolidated	$1,067,284	4.50%	N/A	N/A	$2,553,218	10.77%
IBERIABANK	1,065,059	4.50	1,538,418	6.50	2,640,916	11.16
Tier 1 Risk-Based Capital (1)
Consolidated	$1,423,046	6.00%	N/A	N/A	$2,685,315	11.32%
IBERIABANK	1,420,078	6.00	1,893,437	8.00	2,640,916	11.16
Total Risk-Based Capital (1)
Consolidated	$1,897,394	8.00%	N/A	N/A	$2,959,774	12.48%
IBERIABANK	1,893,437	8.00	2,366,797	10.00	2,798,875	11.83

	December 31, 2017
	Minimum		Well-Capitalized		Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage
Consolidated	$1,073,381	4.00%	N/A	N/A	$2,509,496	9.35%
IBERIABANK	1,070,789	4.00	1,338,487	5.00	2,437,275	9.10
Common Equity Tier 1 (CET1) (1)
Consolidated	$1,011,732	4.50%	N/A	N/A	$2,377,398	10.57%
IBERIABANK	1,009,553	4.50	1,458,243	6.50	2,437,275	10.86
Tier 1 Risk-Based Capital (1)
Consolidated	$1,348,977	6.00%	N/A	N/A	$2,509,496	11.16%
IBERIABANK	1,346,070	6.00	1,794,760	8.00	2,437,275	10.86
Total Risk-Based Capital (1)
Consolidated	$1,798,635	8.00%	N/A	N/A	$2,780,095	12.37%
IBERIABANK	1,794,760	8.00	2,243,450	10.00	2,591,374	11.55
(1) Minimum capital ratios are subject to a capital conservation buffer. In order to avoid limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers, an institution must hold a capital conservation buffer above its minimum risk-based capital requirements. This capital conservation buffer is calculated as the lowest of the differences between the actual CET1 ratio, Tier 1 Risk-Based Capital Ratio, and Total Risk-Based Capital ratio and the corresponding minimum ratios. At March 31, 2018, the required minimum capital conservation buffer was 1.875%, and will increase by 0.625% and be fully phased-in on January 1, 2019 at 2.50%. At March 31, 2018, the capital conservation buffers of the Company and IBERIABANK were 4.48% and 3.83%, respectively.

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
The following table presents the calculation of basic and diluted earnings per share for the periods indicated.

	Three Months Ended March 31,
(In thousands, except per share data)	2018	2017
Earnings per common share - basic:
Net income	$63,621	$50,473
Less: Preferred stock dividends	3,598	3,599
Less: Dividends and undistributed earnings allocated to unvested restricted shares	639	346
Net income allocated to common shareholders - basic	$59,384	$46,528
Weighted average common shares outstanding	53,616	46,123
Earnings per common share - basic	1.11	1.01
Earnings per common share - diluted:
Net income allocated to common shareholders - basic	$59,384	$46,528
Adjustment for undistributed earnings allocated to unvested restricted shares	(18)	(37)
Net income allocated to common shareholders - diluted	$59,366	$46,491
Weighted average common shares outstanding	53,616	46,123
Dilutive potential common shares	351	373
Weighted average common shares outstanding - diluted	53,967	46,496
Earnings per common share - diluted	$1.10	$1.00
For the three months ended March 31, 2018, and 2017, the calculations for basic shares outstanding exclude the weighted average shares owned by the Recognition and Retention Plan (“RRP”) of 606,442 and 406,896, respectively.
The effects from the assumed exercises of 156,737 and 70,456 stock options were not included in the computation of diluted earnings per share for the three months ended March 31, 2018 and 2017, respectively, because such amounts would have had an antidilutive effect on earnings per common share.

NOTE 12 – SHARE-BASED COMPENSATION
The Company has various types of share-based compensation plans that permit the granting of awards in the form of stock options, restricted stock, restricted share units and phantom stock. These plans are administered by the Compensation Committee of the Board of Directors, which selects persons eligible to receive awards and determines the terms, conditions and other provisions of the awards. At March 31, 2018, awards of 1,166,797 shares could be made under approved incentive compensation plans. The Company issues shares to fulfill stock option exercises and restricted share units and restricted stock awards vesting from available authorized common shares. At March 31, 2018, the Company believes there are adequate authorized shares to satisfy anticipated stock option exercises and restricted share unit and restricted stock award vesting.
Stock option awards
The Company issues stock options under various plans to directors, officers and other key employees. The option exercise price cannot be less than the fair value of the underlying common stock as of the date of the option grant and the maximum option term cannot exceed ten years.
The following table represents the activity related to stock options during the periods indicated:

	Number of Shares	Weighted Average Exercise Price
Outstanding options, December 31, 2016	721,538	$55.38
Granted	70,433	85.52
Exercised	(24,457)	53.85
Forfeited or expired	(12,539)	75.77
Outstanding options, March 31, 2017	754,975	$57.90
Exercisable options, March 31, 2017	509,347	$55.78

Outstanding options, December 31, 2017	686,366	$58.24
Granted	92,162	82.20
Exercised	(21,212)	52.10
Forfeited or expired	(14,513)	65.27
Outstanding options, March 31, 2018	742,803	$61.25
Exercisable options, March 31, 2018	519,496	$56.53
The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option awards. The following weighted-average assumptions were used for option awards issued during the following periods:

	For the Three Months Ended March 31,
	2018	2017
Expected dividends	1.8%	1.7%
Expected volatility	24.3%	24.9%
Risk-free interest rate	2.7%	2.1%
Expected term (in years)	5.7	5.6
Weighted-average grant-date fair value	$18.36	$18.75
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

The following table represents the compensation expense that is included in non-interest expense and related income tax benefits in the accompanying consolidated statements of comprehensive income related to stock options for the following periods:

	For the Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Compensation expense related to stock options	$312	$444
Income tax benefit related to stock options	23	68
At March 31, 2018, there was $2.8 million of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 3.2 years.
Restricted stock awards
The Company issues restricted stock under various plans for certain officers and directors. The restricted stock awards may not be sold or otherwise transferred until certain restrictions have lapsed. The holders of the restricted stock receive dividends and have the right to vote the shares. The compensation expense for these awards is determined based on the market price of the Company's common stock at the date of grant applied to the total number of shares granted and is recognized over the vesting period (generally three to five years). As of March 31, 2018 and 2017, unrecognized share-based compensation expense associated with these awards totaled $39.0 million and $21.4 million, respectively. The unrecognized compensation expense related to restricted stock awards at March 31, 2018 is expected to be recognized over a weighted-average period of 1.5 years.
Restricted share units
During the first three months of 2018 and 2017, the Company issued restricted share units to certain of its executive officers. Restricted share units vest after the end of a three year performance period, based on satisfaction of the market and performance conditions set forth in the restricted share unit agreements. Recipients do not possess voting or investment power over the common stock underlying such units until vesting. The grant date fair value of these restricted share units is the same as the value of the corresponding number of shares of common stock, adjusted for assumptions surrounding the market-based conditions contained in the respective agreements. See Note 1, Summary of Significant Accounting Policies, in the 2017 Annual Report on Form 10-K for the year ended December 31, 2017, for further discussion of restricted share units with market or performance conditions.
The following table represents the compensation expense that was included in non-interest expense and related income tax benefits in the accompanying consolidated statements of comprehensive income related to restricted stock awards and restricted share units for the periods indicated:

	For the Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Compensation expense related to restricted stock awards and restricted share units	$4,422	$3,277
Income tax benefit related to restricted stock awards and restricted share units	929	1,147
The following table represents unvested restricted stock award and restricted share unit activity for the following periods:

	For the Three Months Ended March 31,
	2018	2017
Number of shares at beginning of period	738,187	543,258
Granted	199,958	146,175
Forfeited	(43,405)	(4,105)
Vested	(115,877)	(157,753)
Number of shares at end of period	778,863	527,575

Phantom stock awards
The Company issues phantom stock awards to certain key officers and employees. The awards are subject to a vesting period of five years and are paid out in cash upon vesting. The amount paid per vesting period is calculated as the number of vested “share equivalents” multiplied by the closing market price of a share of the Company’s common stock on the vesting date. Share equivalents are calculated on the date of grant as the total award’s dollar value divided by the closing market price of a share of the Company’s common stock on the grant date. Award recipients are also entitled to a “dividend equivalent” on each unvested share equivalent held by the award recipient. A dividend equivalent is a dollar amount equal to the cash dividends that the participant would have been entitled to receive if the participant’s share equivalents were issued in shares of common stock. Dividend equivalents are reinvested as share equivalents that will vest and be paid out on the same date as the underlying share equivalents on which the dividend equivalents were paid. The number of share equivalents accumulated with a dividend equivalent is determined by dividing the aggregate of dividend equivalents paid on the unvested share equivalents by the closing price of a share of the Company’s common stock on the dividend payment date.
The following table indicates compensation expense recorded for phantom stock based on the number of share equivalents vested at March 31 of the periods indicated and the current market price of the Company’s stock at that time:

	For the Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Compensation expense related to phantom stock	$2,996	$3,053
The following table represents phantom stock award activity during the periods indicated.

(Dollars in thousands)	Number of share equivalents (1)	Value of share equivalents (2)
Balance, December 31, 2016	472,830	$39,600
Granted	96,897	7,665
Forfeited share equivalents	(5,330)	422
Vested share equivalents	(143,643)	12,024
Balance, March 31, 2017	420,754	$33,282

Balance, December 31, 2017	393,844	$30,523
Granted	129,234	10,080
Forfeited share equivalents	(24,460)	1,908
Vested share equivalents	(121,758)	10,187
Balance, March 31, 2018	376,860	$29,395

(1)	Number of share equivalents includes all reinvested dividend equivalents for the periods indicated.

(2)
Except for share equivalents at the beginning of each period, which are based on the value at that time, and vested share payments, which are based on the cash paid at the time of vesting, the value of share equivalents is calculated based on the market price of the Company’s stock at the end of the respective periods. The market price of the Company’s stock was $78.00 and $79.10 on March 31, 2018, and 2017, respectively.

NOTE 13 – FAIR VALUE MEASUREMENTS
Recurring fair value measurements
The Company has segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to estimate the fair value at the measurement date in the tables below. See Note 1, Summary of Significant Accounting Policies, in the Annual Report on Form 10-K for the year ended December 31, 2017, for a description of how fair value measurements are determined.

	March 31, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale	$—	$4,542,486	$—	$4,542,486
CRA and Community Development Investment Funds	—	9,801	—	9,801
Mortgage loans held for sale	—	110,348	—	110,348
Derivative instruments	—	17,072	—	17,072
Total	$—	$4,679,707	$—	$4,679,707
Liabilities
Derivative instruments	$—	$32,154	$—	$32,154
Total	$—	$32,154	$—	$32,154

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale	$—	$4,590,062	$—	$4,590,062
Mortgage loans held for sale	—	134,916	—	134,916
Derivative instruments	—	31,265	—	31,265
Total	$—	$4,756,243	$—	$4,756,243
Liabilities
Derivative instruments	$—	$25,154	$—	$25,154
Total	$—	$25,154	$—	$25,154
During the three months ended March 31, 2018, there were no transfers between the Level 1 and Level 2 fair value categories.
Non-recurring fair value measurements
The Company has segregated all assets and liabilities that are measured at fair value on a non-recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below.

	March 31, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Loans	$—	$—	$85,269	$85,269
OREO, net	—	—	2,234	2,234
Total	$—	$—	$87,503	$87,503

	December 31, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Loans	$—	$—	$71,210	$71,210
OREO, net	—	—	3,029	3,029
Total	$—	$—	$74,239	$74,239

The tables above exclude the initial measurement of assets and liabilities that were acquired as part of the Sabadell United acquisition in July of 2017 and the Gibraltar acquisition in March of 2018. These assets and liabilities were recorded at their fair value upon acquisition in accordance with U.S. GAAP and were not re-measured during the periods presented unless specifically required by U.S. GAAP. Acquisition date fair values represent either Level 2 fair value measurements (investment securities, deposits, property, equipment, and debt) or Level 3 fair value measurements (loans and core deposit intangible assets.) Refer to Note 3, Acquisition Activity, for further detail regarding the Sabadell United and Gibraltar acquisitions.
In accordance with the provisions of ASC Topic 310, the Company records certain loans considered impaired at their estimated fair value. A loan is considered impaired if it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Fair value is measured at the estimated fair value of the collateral for collateral-dependent loans.
The Company did not record any liabilities at fair value for which measurement of the fair value was made on a non-recurring basis as of March 31, 2018 and December 31, 2017.
Fair value option
The Company has elected the fair value option for certain originated residential mortgage loans held for sale, which allows for a more effective offset of the changes in fair values of the loans and the derivative instruments used to hedge them without the burden of complying with the requirements for hedge accounting. The Company has $17.0 million and $15.0 million of mortgage loans held for investment for which the fair value option was elected upon origination and continue to be accounted for at fair value at March 31, 2018 and December 31, 2017, respectively. Net gains (losses) resulting from the change in fair value of these loans that were recorded in mortgage income in the consolidated statements of comprehensive income for the three months ended March 31, 2018 and 2017 totaled $(749) thousand and $(409) thousand, respectively.
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for mortgage loans held for sale measured at fair value:

	March 31, 2018			December 31, 2017
(Dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Unpaid Principal
Mortgage loans held for sale, at fair value	$110,348	$107,849	$2,499	$134,916	$131,276	$3,640
Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest income on loans held for sale in the consolidated statements of comprehensive income. Net gains (losses) resulting from the change in fair value of these loans that were recorded in mortgage income in the consolidated statements of comprehensive income for the three months ended March 31, 2018 and 2017 totaled $(1.1) million and $839 thousand, respectively. The changes in fair value are mostly offset by economic hedging activities, with an insignificant portion of these changes attributable to changes in instrument-specific credit risk.

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
The carrying amount and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments are included in the tables below. See Note 1, Summary of Significant Accounting Policies, in the 2017 Annual Report on Form 10-K for the year ended December 31, 2017 for a description of how fair value measurements are determined, except for loans, amended upon implementation of ASU 2016-01, Financial Statements - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. See Note 2, Recent Accounting Pronouncements, in this Report for a description of how the fair value measurement is determined for loans beginning January 1, 2018.

		March 31, 2018
(Dollars in thousands)		Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Measurement Category
Fair Value
	Financial Assets
	Securities available for sale	$4,542,486	$4,542,486	$—	$4,542,486	$—
	CRA and Community Development Investment Funds	9,801	9,801	—	9,801	—
	Mortgage loans held for sale	110,348	110,348	—	110,348	—
	Derivative instruments	17,072	17,072	—	17,072	—

	Financial Liabilities
	Derivative instruments	32,154	32,154	—	32,154	—

Amortized Cost
	Financial Assets
	Cash and cash equivalents	$564,092	$564,092	$564,092	$—	$—
	Securities held to maturity	224,241	219,868	—	219,868	—
	Loans and leases, net of unearned income and allowance for loan and lease losses	21,561,563	21,495,639	—	—	21,495,639

	Financial Liabilities
	Deposits	22,971,192	22,970,554	—	22,970,554	—
	Short-term borrowings	900,496	900,496	525,496	375,000	—
	Long-term debt	1,449,302	1,429,335	—	—	1,429,335

		December 31, 2017
(Dollars in thousands)		Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Measurement Category
Fair Value
	Financial Assets
	Securities available for sale	$4,590,062	$4,590,062	$—	$4,590,062	$—
	Mortgage loans held for sale	134,916	134,916	—	134,916	—
	Derivative instruments	31,265	31,265	—	31,265	—

	Financial Liabilities
	Derivative instruments	25,154	25,154	—	25,154	—

Amortized Cost
	Financial Assets
	Cash and cash equivalents	$625,724	$625,724	$625,724	$—	$—
	Securities held to maturity	227,318	227,964	—	227,964	—
	Loans and leases, net of unearned income and allowance for loan and lease losses	19,937,290	19,826,857	—	—	19,826,857

	Financial Liabilities
	Deposits	21,466,717	21,460,782	—	21,460,782	—
	Short-term borrowings	991,297	991,297	516,297	475,000	—
	Long-term debt	1,495,835	1,476,899	—	—	1,476,899
The fair value estimates presented herein are based upon pertinent information available to management as of March 31, 2018 and December 31, 2017. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

•	Elimination of investment in subsidiary balances on certain operating segments included in total and average segment assets; and

•	Elimination of intercompany due to and due from balances on certain operating segments that are included in total and average segment assets.

	Three Months Ended March 31, 2018
(Dollars in thousands)	IBERIABANK	Mortgage	LTC	Consolidated
Interest and dividend income	$268,775	$1,767	$1	$270,543
Interest expense	37,654	—	—	37,654
Net interest income	231,121	1,767	1	232,889
Provision for/(reversal of) loan and lease losses	7,991	(5)	—	7,986
Mortgage income	—	9,595	—	9,595
Title revenue	—	—	5,027	5,027
Other non-interest income	29,906	38	—	29,944
Allocated expenses	(1,479)	1,166	313	—
Non-interest expense	171,816	11,916	4,564	188,296
Income/(loss) before income tax expense	82,699	(1,677)	151	81,173
Income tax expense/(benefit)	18,540	(410)	(578)	17,552
Net income/(loss)	$64,159	$(1,267)	$729	$63,621
Total loans, leases, and loans held for sale, net of unearned income	$21,652,223	$164,215	$—	$21,816,438
Total assets	29,243,983	205,497	23,157	29,472,637
Total deposits	22,959,061	12,131	—	22,971,192
Average assets	27,924,587	185,742	21,890	28,132,219

	Three Months Ended March 31, 2017
(Dollars in thousands)	IBERIABANK	Mortgage	LTC	Consolidated
Interest and dividend income	$190,823	$1,709	$1	$192,533
Interest expense	19,715	—	—	19,715
Net interest income	171,108	1,709	1	172,818
Provision for/(reversal of) loan and lease losses	6,158	(4)	—	6,154
Mortgage income	—	14,115	—	14,115
Title revenue	—	—	4,741	4,741
Other non-interest income	26,284	(10)	(6)	26,268
Allocated expenses	(2,174)	1,656	518	—
Non-interest expense	119,429	15,167	4,200	138,796
Income/(loss) before income tax expense	73,979	(1,005)	18	72,992
Income tax expense/(benefit)	22,829	(322)	12	22,519
Net income/(loss)	$51,150	$(683)	$6	$50,473
Total loans, leases, and loans held for sale, net of unearned income	$15,072,661	$181,874	$—	$15,254,535
Total assets	21,774,586	209,911	23,982	22,008,479
Total deposits	17,306,328	5,937	—	17,312,265
Average assets	21,550,930	286,694	23,877	21,861,501

NOTE 16 – COMMITMENTS AND CONTINGENCIES
Off-balance sheet commitments
In the normal course of business, to meet the financing needs of its customers, the Company is a party to credit-related financial instruments, with risk not reflected in the consolidated financial statements. These financial instruments include commitments to extend credit, standby letters of credit, and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The credit policies used for these commitments are consistent with those used for on-balance sheet instruments. The Company’s exposure to credit loss in the event of non-performance by its customers under such commitments or letters of credit represents the contractual amount of the financial instruments as indicated in the table below. At both March 31, 2018 and December 31, 2017, the fair value of guarantees under commercial and standby letters of credit was $2.1 million. This fair value will decrease as the existing commercial and standby letters of credit approach their expiration dates.
At March 31, 2018 and December 31, 2017, respectively, the Company had the following financial instruments outstanding and related reserves, whose contract amounts represent credit risk:

(Dollars in thousands)	March 31, 2018	December 31, 2017
Commitments to grant loans	$319,318	$342,305
Unfunded commitments under lines of credit	6,340,135	6,060,034
Commercial and standby letters of credit	211,070	210,002
Reserve for unfunded lending commitments	13,432	13,208
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
Unfunded commitments under commercial lines of credit, revolving credit lines, and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. Many of these types of commitments do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed. See Note 6, Allowance for Credit Losses and Credit Quality, for additional information related to the Company’s reserve for unfunded lending commitments.
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

In July of 2016, the Company received a subpoena from the Office of Inspector General of the U.S. Department of Housing and Urban Development (“HUD”) requesting information on certain previously originated loans insured by the Federal Housing Administration ("FHA") as well as other documents regarding the Company's FHA-related policies and practices. After the Company complied with the subpoena, attorneys from the Department of Justice (“DOJ”) informed the Company in late March of 2017 that a civil qui tam suit had been filed against the Company in federal court involving the subject matter of the HUD subpoena. The HUD lawsuit was settled on December 11, 2017 in the amount of $11.7 million. On February 2, 2018, IBERIABANK filed a lawsuit in the United States District Court for the Eastern District of Louisiana (New Orleans) against Illinois Union Insurance Company and Travelers Casualty and Surety Company of America in an effort to recover the $11.7 million it paid to settle the HUD matter. IBERIABANK filed that lawsuit to recover the insurance proceeds to which it claims to be entitled under certain Bankers’ Professional Liability insurance policies issued by defendants Illinois Union and Travelers. More Specifically, IBERIABANK alleges that the insurers have failed to honor their obligations under the policies to pay IBERIABANK’s losses in connection with the $11.7 million settlement of disputed allegations relating to IBERIABANK’s professional services in connection with certain mortgage loans insured by the FHA.
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

NOTE 17 – RELATED PARTY TRANSACTIONS
In the ordinary course of business, the Company may execute transactions with various related parties. Examples of such transactions may include lending or deposit arrangements, transfers of financial assets, services for administrative support, and other miscellaneous items.
The Company has granted loans to executive officers and directors and their affiliates. These loans, including the related principal additions, principal payments, and unfunded commitments are not material to the consolidated financial statements at March 31, 2018 and December 31, 2017. There were no outstanding loans to related parties classified as non-accrual, past due, or troubled debt restructurings at March 31, 2018.
Deposits from related parties held by the Company were not material at March 31, 2018 and December 31, 2017.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is intended to assist readers in understanding the consolidated financial condition and results of operations of IBERIABANK Corporation and its wholly owned subsidiaries (collectively, the “Company”) as of and for the period ended March 31, 2018, and updates the Annual Report on Form 10-K for the year ended December 31, 2017. This discussion should be read in conjunction with the unaudited consolidated financial statements, accompanying footnotes and supplemental financial data included herein. The emphasis of this discussion will be amounts as of March 31, 2018 compared to December 31, 2017 for the balance sheets and the three months ended March 31, 2018 compared to March 31, 2017 for the statements of comprehensive income. Certain amounts in prior year presentations have been reclassified to conform to the current year presentation.
When we refer to the “Company,” “we,” “our” or “us” in this Report, we mean IBERIABANK Corporation and subsidiaries (consolidated). When we refer to the “Parent,” we mean IBERIABANK Corporation. See the Glossary of Defined Terms at the end of this Report for terms used throughout this Report.
CAUTION ABOUT FORWARD-LOOKING STATEMENTS
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

EXECUTIVE SUMMARY
Corporate Profile
The Company is a $29.5 billion regional financial holding company with offices in Louisiana, Arkansas, Tennessee, Alabama, Texas, Florida, Georgia, South Carolina, North Carolina, and New York offering commercial, private banking, consumer, small business, wealth and trust management, retail brokerage, mortgage, and title insurance services.
A summary of the Company's financial position and results of operations as of and for the three months ended March 31, 2018 is provided below, with further detail provided in subsequent sections of Management's Discussion and Analysis.
Results in 2018 were impacted by the following significant items:

•
The Company acquired Sabadell United on July 31, 2017 for total consideration of $1.0 billion. The acquisition added $4.0 billion in loans and $4.4 billion in deposits (including approximately $0.9 billion of non-interest bearing deposits), and significantly impacted results in the first quarter of 2018 when compared to the first quarter of 2017. Acquired earning assets, offset by a lesser amount of acquired interest-bearing liabilities, resulted in higher net interest income. The acquisition benefited certain non-interest income streams, such as service charges on deposit accounts and trust department income, while additional associates and acquired locations increased salaries and employee benefits and net occupancy and equipment non-interest expenses.

•
The Company acquired Gibraltar on March 23, 2018 for total consideration of $214.7 million. The acquisition added $1.5 billion in loans and $1.1 billion in deposits. The Company incurred approximately $16.2 million in pre-tax merger-related expenses during the first quarter of 2018, resulting in a $0.23 reduction to GAAP EPS. The Company successfully completed the conversion of branch and operating systems associated with the Gibraltar acquisition over the weekend of March 23-25, 2018.

•
On December 22, 2017, President Trump signed the Tax Cuts and Jobs Act (the "Tax Act") into law. Among other provisions, the most significant to the Company is the reduction of the corporate income tax rate from 35% to 21%, effective January 1, 2018. The reduction in the corporate tax rate resulted in an estimated $0.17 benefit to GAAP EPS in the first quarter of 2018.

The following summarizes 1Q18 results compared to 1Q17 results:

•
Net income available to common shareholders for the three months ended March 31, 2018 totaled $60.0 million, or $1.10 diluted EPS, compared to $46.9 million, or $1.00 diluted EPS, for the same period of 2017. Non-GAAP core EPS, which excludes merger-related costs and other items disclosed in Table 16 - Non-GAAP measures, was $1.37 in the first quarter of 2018 compared to $1.02 for the same period of 2017.

•
Net interest income was $232.9 million for the first quarter of 2018, a $60.1 million, or 35%, increase compared to the same quarter of 2017. The increase in net interest income was primarily volume-related due to the Sabadell United acquisition, but was also impacted by higher loan yields and offset by higher funding costs, ultimately resulting in a 14 basis points increase to net interest margin on a tax-equivalent basis to 3.67% from 3.53%.

•
Non-interest income decreased $0.6 million, or 1%, to $44.6 million during the quarter ended March 31, 2018, primarily due to a decrease in mortgage income, offset by increases in services charges on deposit accounts and trust department income.

•
Non-interest expense for the first quarter of 2018 increased $49.5 million, or 36%, to $188.3 million compared to the same period of 2017, largely due to acquisition-related increases in salaries and employee benefits expense, net occupancy and equipment expenses, and other merger and conversion-related expenses.

•
The Company recorded a provision for loan and lease losses of $8.0 million for the quarter ended March 31, 2018, a $1.8 million, or 30%, increase from the provision recorded for the same period of 2017, primarily due to loan growth over the past twelve months, as asset quality has remained stable and both non-performing assets and net charge-offs are lower than the first quarter of 2017.

•
Income before income tax expense increased $8.2 million to $81.2 million for the three months ended March 31, 2018 compared to the same period of 2017; however, income tax expense decreased $5.0 million to $17.6 million for the first quarter of 2018. The decrease in income tax expense is related to the reduction of the corporate income tax rate from 35% to 21%, effective January 1, 2018. The effective tax rate was 21.6% and 30.9%, respectively, for the three months ended March 31, 2018 and 2017.

Summary of Financial Condition at March 31, 2018 Compared to December 31, 2017

•	Total assets at March 31, 2018 were $29.5 billion, up $1.6 billion, or 6%, from December 31, 2017, primarily due to $1.6 billion assets acquired through the Gibraltar acquisition.

•	Total loan growth was $1.6 billion, or 8%, in 2018, of which $1.5 billion was acquired from Gibraltar.

•	Total deposits increased $1.5 billion, or 7%, in 2018, of which $1.1 billion was acquired from Gibraltar.

•	Asset quality remained stable as non-performing loans to total loans remained relatively unchanged at 0.75% at March 31, 2018 compared to 0.76% at December 31, 2017.

•
Shareholders’ equity increased $204.1 million, or 6%, from year-end 2017, primarily driven by the issuance of 2.8 million shares of common stock in March 2018 as part of consideration for the Gibraltar acquisition.

2018 Outlook
Management's financial guidance for 2018 provided below excludes any anticipated changes in interest rates. The guidance does include the realization of the full run-rate of non-interest expense reductions for 2018 related to the acquisitions of Sabadell United and Gibraltar; continued headwinds in the mortgage business with impact to both non-interest income and non-interest expense as operational aspects of the business are streamlined; and the impact of the previously announced $12 million expense initiative, which was completed as of March 31, 2018. Management believes that first quarter 2018 results are in-line with full year 2018 expectations.
The following further details management's expectations for 2018:

•	Average earning assets of approximately $27.3 billion to $27.7 billion;

•	Consolidated annualized loan growth of 15% to 17%;

•	Consolidated annualized deposit growth of 17% to 21%;

•	Provision expense of approximately $37 million to $42 million;

•	Non-interest income, on a non-GAAP core basis, of approximately $210 million to $220 million;

•	Non-interest expense, on a non-GAAP core basis, of approximately $700 million to $710 million;

•	An effective tax rate of approximately 21% to 22%;

•	Net interest margin of approximately 3.60% to 3.65%;

•	Pre-tax one time charges of approximately $28 million to $31 million; and

•	Stable credit quality.
In addition, on April 19, 2018, the Company announced its 2020 Strategic Goals, which provide financial and operating targets for Company performance to be achieved by the end of 2020.
The 2020 Strategic Goals are as follows:

•	Core EPS growth of greater than 10%;

•	Core Return on Average Assets of greater than 1.30%;

•	Core Return on Average Tangible Common Equity of greater than 15%; and

•	Core Tangible Efficiency Ratio of less than 55%.
See the Non-GAAP measures section of Management's Discussion and Analysis for a discussion of how non-GAAP core measures differ from GAAP, and how management uses these non-GAAP measures.

FINANCIAL OVERVIEW
The following table sets forth selected financial ratios and other relevant data used by management to analyze the Company's performance.
TABLE 1—SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

	As of and For the Three Months Ended March 31,
	2018	2017
Key Ratios (1)
Return on average assets	0.92%	0.94%
Core return on average assets (Non-GAAP) (2)	1.13	0.96
Return on average common equity	6.79	6.41
Core return on average tangible common equity (Non-GAAP) (2) (3)	13.83	8.99
Equity to assets at end of period	13.24	15.71
Earning assets to interest-bearing liabilities at end of period	145.28	152.09
Interest rate spread (4)	3.40	3.34
Net interest margin (TE) (4) (5)	3.67	3.53
Non-interest expense to average assets (annualized)	2.71	2.57
Efficiency ratio (6)	67.9	63.7
Core tangible efficiency ratio (TE) (Non-GAAP) (2) (3) (5) (6)	58.8	61.3
Common stock dividend payout ratio	36.0	39.0
Asset Quality Data
Non-performing assets to total assets at end of period (7)	0.64%	1.00%
Allowance for credit losses to non-performing loans at end of period (7)	97.35	78.47
Allowance for credit losses to total loans at end of period	0.73	1.03
Consolidated Capital Ratios
Tier 1 leverage capital ratio	9.97%	12.91%
Common Equity Tier 1 (CET1)	10.77	14.60
Tier 1 risk-based capital ratio	11.32	15.38
Total risk-based capital ratio	12.48	16.92

(1)	With the exception of end-of-period ratios, all ratios are based on average daily balances during the respective periods.

(2)	See Table 16 for GAAP to Non-GAAP reconciliations.

(3)	Tangible calculations eliminate the effect of goodwill and acquisition-related intangible assets and the corresponding amortization expense on a tax-effected basis where applicable.

(4)
Interest rate spread represents the difference between the weighted average yield on earning assets and the weighted average cost of interest-bearing liabilities. Net interest margin represents net interest income as a percentage of average earning assets.

(5)	Fully taxable equivalent ("TE") calculations include the tax benefit associated with related income sources that are tax-exempt using a rate of 21% for the current quarter and 35% for prior quarters.

(6)	The efficiency ratio represents non-interest expense as a percentage of total revenues. Total revenues are the sum of net interest income and non-interest income.

(7)	Non-performing loans consist of non-accruing loans and loans 90 days or more past due. Non-performing assets consist of non-performing loans and repossessed assets.

ANALYSIS OF RESULTS OF OPERATIONS
Net Interest Income/Net Interest margin
Net interest income is the difference between interest realized on earning assets and interest paid on interest-bearing liabilities and is also the largest driver of earnings. As such, it is subject to constant scrutiny by management. The rate of return and relative risk associated with earning assets are weighed to determine the appropriateness and mix of earning assets. Additionally, the need for lower cost funding sources is weighed against relationships with clients and future growth opportunities. The Company’s net interest spread, which is the difference between the yields earned on average earning assets and the rates paid on average interest-bearing liabilities, was 3.40% and 3.34%, during the three months ended March 31, 2018 and 2017, respectively. The Company’s net interest margin on a taxable equivalent (“TE”) basis, which is net interest income (TE) as a percentage of average earning assets, was 3.67% and 3.53%, respectively, for the same periods.

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
TABLE 2—QUARTERLY AVERAGE BALANCES, NET INTEREST INCOME AND INTEREST YIELDS / RATES

	Three Months Ended March 31,
	2018			2017
(Dollars in thousands)	Average Balance	Interest Income/Expense (1)	Yield/ Rate (TE)(2)	Average Balance	Interest Income/Expense (1)	Yield/ Rate (TE)(2)
Earning Assets:
Loans:
Commercial loans	$14,087,635	$164,660	4.76%	$10,917,714	$119,605	4.50%
Residential mortgage loans	3,151,775	34,494	4.38%	1,273,069	12,848	4.04%
Consumer and other loans	2,941,980	38,915	5.36%	2,854,972	36,523	5.19%
Total loans	20,181,390	238,069	4.79%	15,045,755	168,976	4.59%
Loans held for sale	109,027	1,154	4.23%	175,512	971	2.21%
Investment securities(3)	4,843,448	28,094	2.38%	3,741,128	19,927	2.24%
Other earning assets	679,902	3,226	1.92%	1,123,087	2,659	0.96%
Total earning assets	25,813,767	270,543	4.26%	20,085,482	192,533	3.93%
Allowance for loan losses	(144,295)			(145,326)
Non-earning assets	2,462,747			1,921,345
Total assets	$28,132,219			$21,861,501
Interest-bearing liabilities
Deposits:
NOW accounts	$4,363,557	$7,081	0.66%	$3,239,085	$3,090	0.39%
Savings and money market accounts	8,664,085	14,579	0.68%	7,211,545	8,330	0.47%
Certificates of deposit	2,471,485	6,584	1.08%	2,083,749	4,638	0.90%
Total interest-bearing deposits (4)	15,499,127	28,244	0.74%	12,534,379	16,058	0.52%
Short-term borrowings	983,918	2,524	1.04%	410,726	277	0.27%
Long-term debt	1,377,323	6,886	2.03%	618,494	3,380	2.22%
Total interest-bearing liabilities	17,860,368	37,654	0.86%	13,563,599	19,715	0.59%
Non-interest-bearing demand deposits	6,278,507			4,976,945
Non-interest-bearing liabilities	275,869			221,993
Total liabilities	24,414,744			18,762,537
Shareholders’ equity	3,717,475			3,098,964
Total liabilities and shareholders’ equity	$28,132,219			$21,861,501
Net earning assets	$7,953,399			$6,521,883
Net interest income/ Net interest spread		$232,889	3.40%		$172,818	3.34%
Net interest income (TE) / Net interest margin (TE) (1)		$234,353	3.67%		$175,309	3.53%

(1)	Interest income includes loan fees of $0.8 million and $0.7 million for the three-month periods ended March 31, 2018 and 2017, respectively.

(2)	Taxable equivalent yields are calculated using a rate of 21% for the current quarter and a rate of 35% for the prior quarter.

(3)	Balances exclude unrealized gains or losses on securities available for sale and the impact of trade date accounting.

(4)	Total deposit costs for the quarters ended March 31, 2018 and 2017 were 0.53% and 0.37%, respectively.

Net interest income increased $60.1 million to $232.9 million in the first quarter of 2018 when compared to the same quarter of 2017. Rate changes contributed to 12% of this increase while 88% was volume-driven. The primarily volume-driven increase in net interest income for the first quarter of 2018 is the result of a $5.7 billion increase in average earning assets, primarily due to the Sabadell United acquisition, and a 33 basis point increase in earning asset yield. This increase is partially offset by a $4.3 billion increase in average interest-bearing liabilities compared to the first quarter of 2017, and a 27 basis point increase in associated costs. The drivers of the increase in the earning asset yield included the repricing of variable rate legacy loans and origination coupons above existing portfolio rates, as well as improved purchase yields within the investment securities portfolio. The increase in funding costs was driven by upward repricing of indexed deposits as well as higher rates on promotional deposit offerings. In addition, funding costs also grew year-over-year as a result of the impact of the Sabadell acquisition, which included higher acquired deposit costs relative to the Company's legacy business. The yield/rate increases in late 2017 and now 2018 were impacted by the Federal Open Market Committee's interest rate increases of 25 basis points in March, June, and December of 2017. Net interest margin on a tax-equivalent basis increased 14 basis points to 3.67% from 3.53% when comparing the periods. See Table 3 below for additional information regarding the changes in net interest income.
Average loans made up 78% and 75% of average earning assets in the first quarter of 2018 and 2017. Average loans increased $5.1 billion and the associated taxable-equivalent yield increased 20 basis points when comparing the first quarter of 2018 to 2017. The increase in average loans was primarily attributable to the $4.0 billion in loans acquired through the Sabadell United acquisition. Average investment securities increased $1.1 billion when compared to the same quarter of 2017 also primarily driven by the Sabadell United acquisition.
Average interest-bearing deposits made up 87% and 92% of average interest-bearing liabilities in the first quarter of 2018 and 2017, respectively. The average balance of interest-bearing deposits increased $3.0 billion, primarily related to the Sabadell United acquisition, and the rate paid increased by 22 basis points when comparing the first quarter of 2018 to 2017. The total cost of interest-bearing liabilities rose 27 basis points when compared to the same period in prior year primarily due to increased deposit pricing and a higher rate paid on long-term FHLB advances.

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
TABLE 3 - SUMMARY OF CHANGES IN NET INTEREST INCOME

	March 31, 2018
	Compared to March 31, 2017
	Change Attributable To
(Dollars in thousands)	Volume	Rate	Net Increase (Decrease)
Earning assets:
Loans:
Commercial loans	$35,989	$9,066	$45,055
Residential mortgage loans	20,474	1,172	21,646
Consumer and other loans	1,244	1,148	2,392
Loans held for sale	(467)	650	183
Investment securities	6,265	1,902	8,167
Other earning assets	(1,091)	1,658	567
Net change in income on earning assets	62,414	15,596	78,010
Interest-bearing liabilities:
Deposits:
NOW accounts	1,322	2,669	3,991
Savings and money market accounts	2,092	4,157	6,249
Certificates of deposit	946	1,000	1,946
Borrowings	5,272	481	5,753
Net change in expense on interest-bearing liabilities	9,632	8,307	17,939
Change in net interest spread	$52,782	$7,289	$60,071

Provision for Loan and Lease Losses
Management of the Company formally assesses the ACL quarterly and will make provisions for loan and lease losses and unfunded lending commitments as necessary in order to maintain the appropriateness of the ACL at the balance sheet date. The Company recorded a provision for loan and lease losses of $8.0 million for the three months ended March 31, 2018, a $1.8 million, or 30%, increase from the provision recorded for the same period of 2017. The Company’s total provision for credit losses during the three months ended March 31, 2018, which includes the provision for unfunded lending commitments recorded in non-interest expense, was $8.2 million, which was $1.6 million, or 25% above the total provision recorded in the first three months of 2017. The increase in the provision for credit losses was primarily due to loan growth over the past twelve months, as asset quality has remained stable and both non-performing assets and net charge-offs are lower than the first quarter of 2017.
See the "Asset Quality" section for further discussion on past due loans, non-performing assets, troubled debt restructurings and the allowance for credit losses.

Non-interest Income
The Company’s operating results for the three months ended March 31, 2018 included non-interest income of $44.6 million compared to $45.1 million for the same period of 2017. This $0.6 million decrease in non-interest income included a $4.5 million decrease in mortgage income. The decline in mortgage income was 59% volume-related, including a $57.5 million decline in mortgage held for sale loan originations and a $72.9 million decrease in sales volume, while reduced margins in the secondary market contributed to 41% of the decline. The Company's focus on originating mortgage loans held for sale has partially shifted with a mix of new products that entered the portfolio in 2017 and 2018. In addition, unfavorable adjustments on hedging activity on both loans held for sale and held for investment negatively impacted mortgage income during the first three months of 2018. The Company is in the process of revamping its mortgage business through recent leadership changes and hiring of mortgage loan officers. The Company believes it is well-positioned in the mortgage business for the remainder of 2018.
The decrease in mortgage income during the first quarter of 2018 compared to the first quarter of 2017 was partially offset by the following increases, primarily related to the Sabadell United acquisition:

•	Service charges on deposits increased $1.8 million;

•	Trust department income increased by $1.5 million; and

•	Credit card and merchant-related income increased by $0.6 million.
Non-interest income as a percentage of total gross revenue (defined as total interest and non-interest income) was 14% in the first quarter of 2018 compared to 19% in the first quarter of 2017.
Non-interest Expense
The Company’s results for the first quarter of 2018 included non-interest expense of $188.3 million, an increase of $49.5 million, compared to the same quarter of 2017, largely due to merger and compensation-related expenses from acquisition activity. For the quarter, the Company’s efficiency ratio was 67.9%, compared to 63.7% in the first quarter of 2017.
Salaries and employee benefits increased $22.7 million in the first quarter of 2018 when compared to the same period of 2017. Full-time equivalent employees increased by 565 over that period, primarily related to associates brought over from the Sabadell United acquisition (and to a lesser extent, the Gibraltar and SolomonParks acquisitions), which increased compensation and related benefit expenses by $11.1 million. Severance, retention, and other merger-related compensation expenses increased $5.1 million driven by the Gibraltar acquisition. Also, in the first quarter of 2018, the Company rewarded certain associates a one-time cash bonus following the enactment of tax reform legislation, increasing bonus expense by $2.3 million. In addition, increases in merit raises, off cycle pay increases, incentive expense, and restricted stock grants also contributed to an increase in salaries and employee benefits between periods.
The following acquisition-related expense increases also occurred between the first quarter of 2017 and the first quarter of 2018:

•	Data processing increased $6.0 million, primarily conversion-related;

•	Errors, fines, and losses increased $6.1 million, primarily due to branch consolidations/closures;

•	Net occupancy and equipment increased $4.0 million, primarily due to acquired locations;

•	Amortization of acquisition intangibles increased $3.3 million;

•	Professional services increased $2.1 million; and

•	Insurance expenses increased $2.6 million.
Income Taxes
Income before income tax expense increased $8.2 million, or 11%, to $81.2 million for the three months ended March 31, 2018 compared to the same period of 2017; however, income tax expense decreased $5.0 million, or 22%, to $17.6 million for the first quarter of 2018. The decrease in income tax expense is related to the reduction of the corporate income tax rate from 35% to 21%, effective January 1, 2018.
The effective tax rate was 21.6% and 30.9%, respectively, for the three months ended March 31, 2018 and 2017. The difference between the Company's effective tax rates for the three months ended March 31, 2018 and 2017 and the U.S. statutory tax rates of 21% and 35%, respectively, primarily relates to tax-exempt income, non-deductible expenses, state income taxes (net of federal income tax benefit), and the recognition of tax credits.

FINANCIAL CONDITION
The following discussion highlights the Company’s major categories of earning assets.
Loans and Leases
The Company had total loans and leases of $21.7 billion at March 31, 2018, an increase of $1.6 billion from December 31, 2017, which includes $1.5 billion acquired in the first quarter of 2018 from Gibraltar, and supplemented by legacy loan growth of $430.8 million, or 3%. The growth in the legacy portfolio included commercial loan growth of $312.7 million, or 3%, mortgage loan growth of $104.2 million, or 9%, and consumer loan growth of $13.9 million, or 1%. In the acquired loan portfolio, pay-downs and pay-offs on loans from prior period acquisitions partially offset the acquired loans from Gibraltar. In addition, acquired loans are transferred to the legacy portfolio as they are refinanced, renewed, restructured, or otherwise underwritten to the Company's standards.
The Company’s loan to deposit ratio was 94% at both March 31, 2018 and December 31, 2017. The percentage of fixed-rate loans to total loans decreased from 41% at the end of 2017 to 40% at March 31, 2018.
The major categories of loans outstanding at March 31, 2018 and December 31, 2017 are presented in the following table.
TABLE 4—SUMMARY OF LOANS

	March 31, 2018		December 31, 2017		$ Change	% Change
(Dollars in thousands)	Balance	Mix	Balance	Mix
Commercial loans and leases:
Real estate- construction	$1,199,625	6%	$1,240,396	6%	(40,771)	(3)
Real estate- owner-occupied	2,612,244	12	2,529,885	12	82,359	3
Real estate- non-owner occupied	5,437,082	25	5,167,949	26	269,133	5
Commercial and industrial (1)	5,325,682	24	5,135,067	26	190,615	4
Total commercial loans and leases	14,574,633	67	14,073,297	70	501,336	4

Residential mortgage loans	3,971,067	18	3,056,352	15	914,715	30

Consumer loans:
Home equity	2,421,186	11	2,292,275	11	128,911	6
Indirect automobile	50,671	—	62,693	—	(12,022)	(19)
Credit card	93,261	1	96,368	1	(3,107)	(3)
Other	595,272	3	497,196	2	98,076	20
Total consumer loans	3,160,390	15	2,948,532	15	211,858	7
Total loans and leases	$21,706,090	100%	$20,078,181	100%	1,627,909	8

(1)	Includes equipment financing leases.
Loan Portfolio Components
The Company believes its loan portfolio is diversified by product and geography throughout its footprint. With the Gibraltar acquisition, the Company added $1.5 billion of loans and expanded its presence in Southeast Florida and entered New York. Excluding acquired loans, loan growth during the first quarter of 2018 was strongest in the Corporate Asset Finance division (equipment financing business), the Energy Group (reserve-based lending) and the New Orleans market. Our Corporate Asset Finance division, which was created in 2017, grew loans and leases $75.9 million, or 28%, during the current quarter. Loans in the Houston market, which includes most energy loans, increased $78.1 million, or 4%. Our New Orleans market had growth of $36.8 million, or 2%, in the first quarter of 2018.
Commercial Loans
Total commercial loans and leases increased $501.3 million, or 4%, from December 31, 2017. Commercial loans and leases were 67% of the total portfolio at March 31, 2018 compared to 70% at December 31, 2017, primarily due to a mix-shift from the acquisition of a relatively large residential mortgage portfolio from Gibraltar. Unfunded commitments on commercial loans including approved loan commitments not yet funded were $5.2 billion at March 31, 2018, an increase of $170.8 million, or 3%, when compared to the end of the prior year.

Commercial real estate loans include loans to commercial customers for long-term financing of land and buildings or for land development or construction of a building. These loans are repaid from revenues through operations of the businesses, rents of properties, sales of properties and refinances. The Company’s underwriting standards generally provide for loan terms of three to seven years, with amortization schedules of generally no more than twenty-five years. Low loan-to-value ratios are generally maintained and usually limited to no more than 80% at the time of origination. The commercial real estate portfolio is comprised of approximately 13% construction loans, 28% owner-occupied loans, and 59% non-owner-occupied loans as of March 31, 2018, consistent with 14%, 28%, and 58%, respectively, at December 31, 2017. Commercial real estate loans increased $310.7 million, or 3%, during the first three months of 2018, primarily from $292.5 million in acquired Gibraltar loans.
Commercial and industrial loans and leases represent loans to commercial customers to finance general working capital needs, equipment purchases and leases and other projects where repayment is derived from cash flows resulting from business operations. The Company originates commercial business loans on a secured and, to a lesser extent, unsecured basis. The Company’s commercial business loans may be term loans or revolving lines of credit. Term loans are generally structured with terms of no more than three to seven years, with amortization schedules of generally no more than fifteen years. Commercial business term loans are generally secured by equipment, machinery or other corporate assets. The Company also provides for revolving lines of credit generally structured as advances upon perfected security interests in accounts receivable and inventory. Revolving lines of credit generally have annual maturities. The Company obtains personal guarantees of the principals as additional security for most commercial business loans. As of March 31, 2018, commercial and industrial loans and leases totaled $5.3 billion, a $190.6 million, or 4% increase, from December 31, 2017, which includes approximately $43.1 million in loans acquired from Gibraltar. Commercial and industrial loans and leases comprised 24% of the total portfolio at March 31, 2018 and 26% at December 31, 2017.
The following table details the Company’s commercial loans and leases by state.
TABLE 5—COMMERCIAL LOANS AND LEASES BY STATE OF ORIGINATION

(Dollars in thousands)	March 31, 2018	December 31, 2017	$ Change	% Change
Louisiana	$3,488,428	$3,472,648	15,780	—
Florida	4,942,142	4,671,023	271,119	6
Alabama	1,208,961	1,238,482	(29,521)	(2)
Texas	2,033,448	1,961,832	71,616	4
Georgia	1,045,446	1,023,600	21,846	2
Arkansas	704,504	704,283	221	—
Tennessee	602,146	576,538	25,608	4
New York	38,141	—	38,141	100
South Carolina and North Carolina	34,954	20,246	14,708	73
Other (1)	476,463	404,645	71,818	18
Total	$14,574,633	$14,073,297	501,336	4

(1)	Other loans include primarily equipment financing and corporate asset financing leases, which the Company does not classify by state.
Residential Mortgage Loans
Residential mortgage loans consist of loans to consumers to finance a primary residence. The residential mortgage loan portfolio is comprised of non-conforming 1-4 family mortgage loans secured by properties located in the Company's market areas and originated under terms and documentation that permit their sale in a secondary market, as well as larger mortgage loans of current and prospective private banking clients. These mortgage loans are generally retained to enhance relationships, but also tend to be more profitable due to the expected shorter durations and relatively lower servicing costs associated with loans of this size. The Company does not originate or hold high loan-to-value, negative amortization, option ARM, or other exotic mortgage loans in its portfolio. The Company makes insignificant investments in loans that would be considered sub-prime (e.g., loans with a credit score of less than 620) in order to facilitate compliance with relevant Community Reinvestment Act regulations.
Total residential mortgage loans increased $914.7 million, or 30%, compared to December 31, 2017, primarily the result of approximately $929.6 million in acquired Gibraltar residential mortgage loans.

Consumer and Other Loans
The Company offers consumer loans in order to provide a full range of retail financial services to customers in the communities in which it operates. The Company originates substantially all of its consumer loans in its primary market areas. At March 31, 2018, $3.2 billion, or 15%, of the total loan portfolio was comprised of consumer loans, compared to $2.9 billion, or 15%, at the end of 2017.
The majority of the consumer loan portfolio is comprised of home equity loans. Home equity lending allows customers to borrow against the equity in their home and is secured by a first or second mortgage on the borrower’s residence. Real estate market values at the time the loan is secured affect the amount of credit extended. Changes in these values may impact the extent of potential losses. Home equity loans were $2.4 billion at March 31, 2018, an increase of $128.9 million from December 31, 2017. Unfunded commitments related to home equity loans and lines were $999.7 million at March 31, 2018, an increase of $86.7 million, or 9%, from the end of 2017.
All other consumer loans, which consist of credit card loans, automobile loans and other personal loans, increased $82.9 million, or 13%, from December 31, 2017, primarily from an increase of $102.3 million in other personal loans, $24.9 million of which was acquired from Gibraltar loans, partially offset by a decrease in indirect automobile loans, a product that is no longer offered.
In order to assess the risk characteristics of the loan portfolio, the Company considers the current U.S. economic environment and that of its primary market areas. See Note 6, Allowance for Credit Losses, to the unaudited consolidated financial statements for credit quality factors by loan portfolio segment.
Additional information on the Company’s consumer loan portfolio is presented in the following tables. For the purposes of Table 7, unscoreable consumer loans have been included with loans with credit scores below 660. Credit scores reflect the most recent information available as of the dates indicated.
TABLE 6—CONSUMER LOANS BY STATE OF ORIGINATION

(Dollars in thousands)	March 31, 2018	December 31, 2017	$ Change	% Change
Louisiana	$1,106,958	$1,119,462	(12,504)	(1)
Florida	980,157	805,453	174,704	22
Alabama	298,660	277,601	21,059	8
Texas	129,471	131,942	(2,471)	(2)
Georgia	137,031	131,910	5,121	4
Arkansas	231,903	237,627	(5,724)	(2)
Tennessee	85,840	89,383	(3,543)	(4)
New York	50,981	—	50,981	100
South Carolina and North Carolina	15	4	11	275
Other (1)	139,374	155,150	(15,776)	(10)
Total	$3,160,390	$2,948,532	211,858	7

(1)	Other loans include primarily credit card and indirect consumer loans, which the Company does not classify by state.
TABLE 7—CONSUMER LOANS BY CREDIT SCORE

(Dollars in thousands)	March 31, 2018	December 31, 2017
Above 720	$1,631,567	$1,666,261
660-720	796,649	702,118
Below 660	732,174	580,153
Total consumer loans	$3,160,390	$2,948,532

Mortgage Loans Held for Sale
The Company continues to sell the majority of conforming mortgage loan originations in the secondary market rather than assume the interest rate risk associated with these longer term assets. Upon the sale, the Company retains servicing on a limited portion of these loans. Loans held for sale totaled $110.3 million at March 31, 2018, a decrease of $24.6 million, or 18%, from $134.9 million at year-end 2017. The net decrease during the first three months of 2018 is primarily due to lower sales volumes from both a seasonal slowdown in origination activity and reduced activity due to higher interest rates.
Loans held for sale have primarily been fixed-rate single-family residential mortgage loans under contracts to be sold in the secondary market. In most cases, loans in this category are sold within thirty days of closing. Buyers generally have recourse to return a purchased loan to the Company under limited circumstances. See Note 1, Summary of Significant Accounting Policies, in the Annual Report on Form 10-K for the year ended December 31, 2017, for further discussion.
Investment Securities
Investment securities decreased by $50.7 million, or 1%, since December 31, 2017 to $4.8 billion at March 31, 2018, primarily due to an unfavorable market valuation on available for sale securities. Approximately 95% of the Company's investment portfolio is in available-for-sale securities, which experience unrealized losses as interest rates rise. Investment securities approximated 16% and 17% of total assets at March 31, 2018 and December 31, 2017, respectively.
All of the Company's mortgage-backed securities were issued by government-sponsored enterprises at March 31, 2018 and December 31, 2017. The Company does not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, or structured investment vehicles, nor does it hold any private label collateralized mortgage obligations, subprime, Alt-A, sovereign debt, or second lien elements in its investment portfolio. At March 31, 2018 and December 31, 2017, the Company's investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.
Funds generated as a result of sales and prepayments of investment securities are used to fund loan growth and purchase other securities. The Company continues to monitor market conditions and take advantage of market opportunities with appropriate risk and return elements.
Short-term Investments
Short-term investments primarily result from excess funds invested overnight in interest-bearing deposit accounts at the FRB and the FHLB of Dallas. These balances fluctuate daily depending on the funding needs of the Company and earn interest at the current FHLB and FRB discount rates. The balance in interest-bearing deposits at other institutions increased $4.0 million, or 1%, from December 31, 2017 to $310.6 million at March 31, 2018. The Company’s cash activity is further discussed in the “Liquidity and Other Off-Balance Sheet Activities” section below.
Asset Quality
The lending activities of the Company are governed by underwriting policies established by management and approved by the Board Risk Committee of the Board of Directors. Commercial risk personnel, in conjunction with senior lending personnel, underwrite the vast majority of commercial loans. The Company provides centralized underwriting of substantially all residential mortgage, small business and consumer loans. Established loan origination procedures require appropriate documentation, including financial data and credit reports. For loans and leases secured by real property, the Company generally requires property appraisals, title insurance or a title opinion, hazard insurance, and flood insurance, where appropriate.
Loan payment performance is monitored and late charges are generally assessed on past due accounts. Delinquent and problem loans are administered by functional teams of specialized risk officers. Risk ratings on commercial exposures (as described below) are reviewed on an ongoing basis and are adjusted as necessary based on the obligor’s risk profile and debt capacity. The loan review department is responsible for independently assessing and validating risk ratings assigned to commercial exposures through a periodic sampling process. All other loans are also subject to loan reviews through a similar periodic sampling process.

The Company utilizes an asset risk classification system in accordance with guidelines established by the FRB as part of its efforts to monitor commercial asset quality. In connection with their examinations of insured institutions, both federal and state examiners also have the authority to identify problem assets and, if appropriate, reclassify them. There are three classifications for problem assets: “substandard,” “doubtful,” and “loss”, all of which are considered adverse classifications. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Company will sustain some loss if the weaknesses are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full questionable, and there is a high probability of loss based on currently existing facts, conditions and values. An asset classified as loss is considered not collectible and of such little value that continuance as an asset of the Company is not warranted. The Company exercises judgment in determining the risk classification of its commercial exposures.
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
Under GAAP, certain loan modifications or restructurings are designated as TDRs. In general, the modification or restructuring of a debt constitutes a TDR if the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider under current market conditions. See Note 1, Summary of Significant Accounting Policies, in the Annual Report on Form 10-K for the year ended December 31, 2017 for further details.
Non-performing Assets
The Company defines non-performing assets as non-accrual loans, accruing loans more than 90 days past due, OREO, and foreclosed property. Management continuously monitors and transfers loans to non-accrual status when warranted.
The Company accounts for loans currently or formerly covered by loss sharing agreements with the FDIC, other loans acquired with deteriorated credit quality, as well as all loans acquired with significant discounts that did not exhibit deteriorated credit quality at acquisition, in accordance with ASC Topic 310-30. Collectively, all loans accounted for under ASC 310-30 are referred to as "acquired impaired loans." Application of ASC Topic 310-30 results in significant accounting differences, compared to loans originated or acquired by the Company that are not accounted for under ASC 310-30. See Note 1, Summary of Significant Accounting Policies, in the Annual Report on Form 10-K for the year ended December 31, 2017 for further details.

Due to the significant difference in accounting for acquired impaired loans, the Company believes inclusion of these loans in certain asset quality ratios that reflect non-performing assets in the numerator or denominator (or both) results in significant distortion to these ratios. In addition, because loan-level charge-offs related to acquired impaired loans are not recognized in the financial statements until the cumulative amounts exceed the original loss projections on a pool basis, the net charge-off ratio for acquired loans is not consistent with the net charge-off ratio for other loan portfolios. The inclusion of these loans in certain asset quality ratios could result in a lack of comparability across quarters or years, and could impact comparability with other portfolios that were not impacted by acquired impaired loan accounting. The Company believes that the presentation of certain asset quality measures excluding acquired impaired loans, as indicated below, and related amounts from both the numerator and denominator provides better perspective into underlying trends related to the quality of its loan portfolio. Accordingly, the asset quality measures in the tables below present asset quality information excluding acquired impaired loans, as indicated within each table, and related amounts.
The following table sets forth the composition of the Company’s non-performing assets, including accruing loans 90 days or more past due and TDRs for the periods indicated.
TABLE 8—NON-PERFORMING ASSETS AND TROUBLED DEBT RESTRUCTURINGS

(Dollars in thousands)	March 31, 2018	December 31, 2017	$ Change	% Change
Non-accrual loans:
Commercial	$113,793	$111,726	2,067	2
Mortgage	19,932	17,387	2,545	15
Consumer and credit card	20,250	16,275	3,975	24
Total non-accrual loans	153,975	145,388	8,587	6
Accruing loans 90 days or more past due	8,288	6,900	1,388	20
Total non-performing loans (1) (4)	162,263	152,288	9,975	7
OREO and foreclosed property (2)	27,117	26,533	584	2
Total non-performing assets (1)	189,380	178,821	10,559	6
Performing troubled debt restructurings (3)	84,550	81,291	3,259	4
Total non-performing assets and performing troubled debt restructurings (1)	$273,930	$260,112	13,818	5
Non-performing loans to total loans (1) (4)	0.75%	0.76%
Non-performing assets to total assets (1)	0.64%	0.64%
Non-performing assets and performing troubled debt restructurings to total assets (1)	0.93%	0.93%
Allowance for credit losses to non-performing loans	97.35%	101.19%
Allowance for credit losses to total loans	0.73%	0.77%

(1)	Non-performing loans and non-performing assets include accruing loans 90 days or more past due.

(2)	OREO and foreclosed property at March 31, 2018 and December 31, 2017 include $6.6 million and $4.5 million, respectively, of former bank properties held for development or resale.

(3)
Performing troubled debt restructurings for March 31, 2018 and December 31, 2017 exclude $72.4 million and $68.5 million, respectively, in troubled debt restructurings that meet non-performing asset criteria.

(4)
Non-performing loans exclude acquired impaired loans, even if contractually past due or if the Company does not expect to receive payment in full, as the Company is currently accreting interest income over the expected life of the loans.

Total non-performing assets increased $10.6 million, or 6%, compared to December 31, 2017, as non-performing loans increased $10.0 million. Non-performing loans were 0.75% of total loans at March 31, 2018, one basis point lower than at December 31, 2017. Total non-performing assets were 0.64% of total assets at March 31, 2018, unchanged from December 31, 2017. The increase in non-accrual loans was primarily related to the movement of six relationships to non-accrual status in the first quarter of 2018, two of which were past due at December 31, 2017. Including TDRs that are in compliance with their modified terms, total non-performing assets and TDRs increased $13.8 million during the first three months of 2018.
The allowance for credit losses covered 97.3% of non-performing loans at March 31, 2018 compared to 101.2% at December 31, 2017. The Company has considered collateral support on non-performing assets in determining the allowance for credit losses.

At March 31, 2018, the Company had $244.2 million of commercial assets classified as substandard and $51.5 million of commercial assets classified as doubtful. Accordingly, the aggregate of the Company’s classified commercial assets was $295.7 million, or 1.00% of assets and 2.03% of total commercial loans. At December 31, 2017, classified commercial assets totaled $298.5 million, or 1.07% of assets and 2.12% of total commercial loans.
In addition to the problem loans described above, there were $200.7 million of commercial loans classified as special mention at March 31, 2018. Special mention loans are defined as loans with potential weaknesses that may, if not corrected, result in future deterioration of the loan. Special mention loans were 1.38% of total commercial loans at March 31, 2018 and 1.49% at December 31, 2017. Special mention loans at March 31, 2018 decreased $9.2 million, or 4%, from December 31, 2017, primarily from upgrades to a limited number of customer relationships during the first quarter.
Past Due and Non-accrual Loans
Past due status is based on the contractual terms of loans. Total past due and non-accrual loans were 1.11% of total loans and leases at March 31, 2018 compared to 1.07% at December 31, 2017. Additional information on past due loans and leases is presented in the following table.
TABLE 9—PAST DUE AND NON-ACCRUAL LOAN SEGREGATION

	March 31, 2018		December 31, 2017
(Dollars in thousands)	Amount	% of Outstanding Balance	Amount	% of Outstanding Balance	$ Change	% Change
Accruing:
30-59 days past due	$61,956	0.29	$36,818	0.18	25,138	68
60-89 days past due	16,337	0.07	24,899	0.12	(8,562)	(34)
90-119 days past due	7,122	0.03	5,986	0.03	1,136	19
120 days past due or more	1,166	0.01	914	0.01	252	28
	86,581	0.40	68,617	0.34	17,964	26
Non-accrual:	153,975	0.71	145,388	0.73	8,587	6
Total past due and non-accrual loans	$240,556	1.11	$214,005	1.07	26,551	12

(1)
Past due and non-accrual loan amounts exclude acquired impaired loans, even if contractually past due or if the Company does not expect to receive payment in full, as the Company is currently accreting interest income over the expected life of the loans.

Total past due and non-accrual loans increased $26.6 million from December 31, 2017 to $240.6 million at March 31, 2018. The change was due to both an $18.0 million increase in accruing loans past due and an increase of $8.6 million in non-accrual loans. The increase in accruing past due loans was primarily a result of a limited number of commercial credits that moved to 30-89 days past due at March 31, 2018. 72% of accruing loans past due were past due less than 60 days (compared to 54% at December 31, 2017).
Allowance for Credit Losses
The allowance for credit losses represents management’s best estimate of probable credit losses inherent at the balance sheet date. Determination of the allowance for credit losses involves a high degree of complexity and requires significant judgment. Several factors are taken into consideration in the determination of the overall allowance for credit losses. Based on facts and circumstances available, management of the Company believes that the allowance for credit losses was appropriate at March 31, 2018 to cover probable losses in the Company’s loan portfolio. However, future adjustments to the allowance may be necessary, and the results of operations could be adversely affected, if circumstances differ substantially from the assumptions used by management in determining the allowance for credit losses. See the “Application of Critical Accounting Policies and Estimates” and Note 1, Summary of Significant Accounting Policies, in the Annual Report on Form 10-K for the year ended December 31, 2017 for more information.

The following table sets forth the activity in the Company’s allowance for credit losses for the three-month periods ended March 31, 2018 and 2017.
TABLE 10—SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR CREDIT LOSSES

(Dollars in thousands)	March 31, 2018	March 31, 2017
Allowance for loan and lease losses at beginning of period	$140,891	$144,719
Net provision for loan and lease losses	7,986	6,154
Transfer of balance to OREO and other	(47)	73
Loan Charge-offs	(9,116)	(7,291)
Recoveries	4,813	1,235
Allowance for loan and lease losses at end of period	144,527	144,890

Reserve for unfunded commitments at beginning of period	13,208	11,241
Provision for unfunded lending commitments	224	419
Reserve for unfunded lending commitments at end of period	13,432	11,660
Allowance for credit losses at end of period	$157,959	$156,550
The allowance for credit losses was $158.0 million at March 31, 2018, or 0.73% of total loans and leases, $3.9 million higher than at December 31, 2017. The allowance for credit losses as a percentage of loans and leases was 0.77% at December 31, 2017. The decrease in the allowance for credit losses as a percentage of loans and leases was primarily the result of the acquired Gibraltar loans, as those acquired loans are recorded at estimated fair value as of the acquisition date, which includes an estimate of expected losses in this portfolio, and as a result, no allowance for loan losses is established as of the acquisition date.
Net charge-offs during the first three months of 2018 were $4.3 million, or 0.09% of average loans and leases on an annualized basis, as compared to net charge-offs of $6.1 million, or 0.16% annualized, for the first three months of 2017. The decrease in net charge-offs was primarily the result of one commercial recovery of $3.3 million, as well as a $1.8 million reduction in gross charge-offs during the comparable periods. The provision for loan and lease losses covered 186% and 102% of net charge-offs for the first three months of 2018 and 2017, respectively.
At March 31, 2018 and December 31, 2017, the ALLL covered 89% and 93% of total non-performing loans, respectively.

FUNDING SOURCES
Deposits, both those obtained from clients in its primary market areas and those acquired through acquisitions, are the Company’s principal source of funds for use in lending and other business purposes. The Company attracts local deposit accounts by offering a wide variety of products, competitive interest rates and convenient branch office locations and service hours. Increasing core deposits is a continuing focus of the Company and has been accomplished through the development of client relationships and acquisitions. Short-term and long-term borrowings are also an important funding source for the Company. Other funding sources include subordinated debt and shareholders’ equity. Refer to the “Liquidity and Other Off-Balance Sheet Activities” section below for further discussion of the Company’s sources and uses of funding. The following discussion highlights the major changes in the mix of deposits and other funding sources during the first three months of 2018.
Deposits
The Company’s ability to attract and retain customer deposits is critical to the Company’s continued success. Total deposits increased $1.5 billion, or 7%, to $23.0 billion at March 31, 2018, from $21.5 billion at December 31, 2017, primarily driven by $1.1 billion of deposits acquired from Gibraltar in March of 2018. Excluding acquired deposits, deposit growth during 2018 was strongest in the Lake Charles, Louisiana, Naples, Florida and Mobile, Alabama markets.

The following table sets forth the composition of the Company’s deposits as of the dates indicated.
TABLE 11—DEPOSIT COMPOSITION BY PRODUCT

	March 31, 2018		December 31, 2017
(Dollars in thousands)	Ending Balance	Mix	Ending Balance	Mix	$ Change	% Change
Non-interest-bearing deposits	$6,595,495	29%	$6,209,925	29%	385,570	6
NOW accounts	4,500,181	19	4,348,939	20	151,242	3
Money market accounts	8,271,969	36	7,674,291	36	597,678	8
Savings accounts	874,741	4	846,074	4	28,667	3
Certificates of deposit and other time deposits	2,728,806	12	2,387,488	11	341,318	14
Total deposits	$22,971,192	100%	$21,466,717	100%	1,504,475	7
Non-interest-bearing deposits increased $385.6 million in 2018 and represented 29% of total deposits at both March 31, 2018 and December 31, 2017.
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
The Company also enters into repurchase agreements to facilitate customer transactions that are accounted for as secured borrowings. These transactions typically involve the receipt of deposits from customers that the Company collateralizes with its investment portfolio and have an average rate of 48.8 basis points.
Total short-term borrowings decreased $90.8 million, or 9%, from December 31, 2017, to $900.5 million at March 31, 2018, which included a decrease of $100.0 million in outstanding short-term FHLB advances, partially offset by an increase of $9.2 million in repurchase transactions. The decrease in short-term FHLB advances was primarily due to maturing advances and repayments of short-term FHLB advances. On a quarter-to-date average basis, short-term borrowings increased $573.2 million, or 140%, from the first quarter of 2017, primarily due to short-term FHLB advances and repurchase agreements acquired from Sabadell United in the third quarter of 2017.
Total short-term borrowings were 4% of total liabilities and 38% of total borrowings at March 31, 2018 compared to 4% and 40%, respectively, at December 31, 2017. On a quarter-to-date average basis, short-term borrowings were 4% of total liabilities and 42% of total borrowings in the first quarter of 2018, compared to 2% and 40%, respectively, during the same period of 2017.
Long-term Debt
Long-term debt decreased $46.5 million, or 3%, from December 31, 2017, to $1.4 billion at March 31, 2018, which included $405.1 million in acquired long-term FHLB advances from Gibraltar which was immediately paid off upon acquisition. In addition, the Company made an additional $246.6 million in repayments of long-term FHLB advances, partially offset by $200.0 million in proceeds from additional long-term FHLB advances in the first quarter of 2018. On a period-end basis, long-term debt was 6% of total liabilities at both March 31, 2018 and December 31, 2017.
On a quarter-to-date average basis, long-term debt increased to $1.4 billion in the first quarter of 2018, $758.8 million, or 123%, higher than the first quarter of 2017, primarily from additional long-term FHLB advances in the third and fourth quarters of 2017 to improve liquidity and to take advantage of attractive rates. Average long-term debt was 6% of average total liabilities during the first quarter of 2018 compared to 3% during the same period of 2017.
Long-term debt at March 31, 2018 included $1.3 billion in fixed-rate advances from the FHLB of Dallas that cannot be prepaid without incurring substantial penalties. The remaining debt consisted of $120.1 million of the Company’s junior subordinated debt and $44.3 million in notes payable on investments in new market tax credit entities. Interest on the junior subordinated debt is payable quarterly and may be deferred at any time at the election of the Company for up to 20 consecutive quarterly periods. During any deferral period, the Company is subject to certain restrictions, including being prohibited from declaring dividends to its common shareholders. The junior subordinated debt is redeemable by the Company in whole or in part.

CAPITAL RESOURCES

Common Stock

Shareholders' equity increased $204.1 million, or 6%, during the first quarter of 2018, primarily from the Company's issuance of 2.8 million shares of common stock at a price of $77.00 per common share on March 23, 2018 as part of the Gibraltar acquisition. The net increase to equity from the offering was $214.7 million. See Note 10, Shareholders' Equity, Capital Ratios, and Other Regulatory Matters, to the unaudited consolidated financial statements for more information.

The increase in shareholders' equity was also a result of undistributed income to common shareholders of $38.4 million, but was negatively impacted by a $50.8 million decrease in accumulated other comprehensive income, primarily resulting from a lower valuation of the Company's available for sale investment securities.

The Company's quarterly dividend to common shareholders was $0.38 per common share in the first quarter of 2018, compared to $0.36 in the first quarter of 2017, a 6% increase. The dividend payout ratio was 36.0% for the current quarter, down from 39.0% in the first quarter of 2017.
In 2016, the Company's Board of Directors authorized a share repurchase program of up to 950,000 shares of IBERIABANK Corporation common stock. At March 31, 2018, the remaining common shares that could be repurchased under the plan approved by the Board was 747,494 shares. Subsequent to quarter-end and through May 7, 2018, the Company repurchased 300,000 common shares for approximately $22.7 million.

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
At March 31, 2018 and December 31, 2017, the Company exceeded all required regulatory capital ratios, and the regulatory capital ratios of IBERIABANK were in excess of the levels established for “well-capitalized” institutions, as shown in the following table.
TABLE 12—REGULATORY CAPITAL RATIOS

Ratio	Entity	Well- Capitalized Minimums	March 31, 2018	December 31, 2017
			Actual	Actual
Tier 1 Leverage	IBERIABANK Corporation	N/A	9.97%	9.35%
	IBERIABANK	5.00%	9.83	9.10
Common Equity Tier 1 (CET1)	IBERIABANK Corporation	N/A	10.77	10.57
	IBERIABANK	6.50%	11.16	10.86
Tier 1 risk-based capital	IBERIABANK Corporation	N/A	11.32	11.16
	IBERIABANK	8.00%	11.16	10.86
Total risk-based capital	IBERIABANK Corporation	N/A	12.48	12.37
	IBERIABANK	10.00%	11.83	11.55
Minimum capital ratios are subject to a capital conservation buffer. In order to avoid limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers, an institution must hold a capital conservation buffer above its minimum risk-based capital requirements. This capital conservation buffer is calculated as the lowest of the differences between the actual CET1 ratio, Tier 1 Risk-Based Capital Ratio, and Total Risk-Based Capital ratio and the corresponding minimum ratios. At March 31, 2018, the required minimum capital conservation buffer was 1.875%, and will increase by 0.625% and fully phased-in on January 1, 2019 at 2.50%. At March 31, 2018, the capital conservation buffers of the Company and IBERIABANK were 4.48% and 3.83%, respectively. Management believes that at March 31, 2018, the Company and IBERIABANK would have met all capital adequacy requirements on a fully phased-in basis if such requirements were then effective.

Capital ratios at March 31, 2018 were impacted by the Gibraltar acquisition, as the common stock issued in the first quarter of 2018 resulted in an increase in our risk-based capital ratios.
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
The primary sources of funds for the Company are deposits and borrowings. Other sources of funds include repayments and maturities of loans and investment securities, securities sold under agreements to repurchase, and, to a lesser extent, off-balance sheet borrowing availability. Certificates of deposit scheduled to mature in one year or less at March 31, 2018 totaled $1.9 billion. Based on past experience, management believes that a significant portion of maturing deposits will remain with the Company. Additionally, the majority of the investment securities portfolio is classified as available for sale, which provides the ability to liquidate unencumbered securities as needed. Of the $4.8 billion in the investment securities portfolio, $2.7 billion is unencumbered and $2.1 billion has been pledged to support repurchase transactions, public funds deposits and certain long-term borrowings. Due to the relatively short implied duration of the investment securities portfolio, the Company has historically experienced consistent cash inflows on a regular basis. Securities cash flows are highly dependent on prepayment speeds and could change materially as economic or market conditions change.
Scheduled cash flows from the amortization and maturities of loans and securities are relatively predictable sources of funds. Conversely, deposit flows, prepayments of loan and investment securities, and draws on customer letters and lines of credit are greatly influenced by general interest rates, economic conditions, competition, and customer demand. The FHLB of Dallas provides an additional source of liquidity to make funds available for general requirements and also to assist with the variability of less predictable funding sources. At March 31, 2018, the Company had $1.7 billion of outstanding FHLB advances, $375.0 million of which was short-term and $1.3 billion was long-term. Additional FHLB borrowing capacity available at March 31, 2018 amounted to $6.7 billion. At March 31, 2018, the Company also had various funding arrangements with the Federal discount window and commercial banks providing up to $289.3 million in the form of federal funds and other lines of credit. At March 31, 2018, there were no balances outstanding on these lines and all of the funding was available to the Company.
Liquidity management is both a daily and long-term function of business management. The Company manages its liquidity with the objective of maintaining sufficient funds to respond to the predicted needs of depositors and borrowers and to take advantage of investments in earning assets and other earnings enhancement opportunities. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Company maintains a strategy of investing in various lending and investment security products. The Company uses its sources of funds primarily to fund loan commitments and to meet its ongoing commitments associated with its operations. Based on its available cash at March 31, 2018 and current deposit modeling, the Company believes it has adequate liquidity to fund ongoing operations. The Company has adequate availability of funds from deposits, borrowings, repayments and maturities of loans and investment securities to provide the Company additional working capital if needed.
ASSET/LIABILITY MANAGEMENT, MARKET RISK AND COUNTERPARTY CREDIT RISK
The principal objective of the Company’s asset and liability management function is to evaluate the Company's interest rate risk included in certain balance sheet accounts, determine the appropriate level of risk given the Company’s business focus, operating environment, capital and liquidity requirements, and performance objectives, establish prudent asset concentration guidelines and manage the risk consistent with Board approved guidelines. Through such management, the Company seeks to reduce the vulnerability of its operations to changes in interest rates. The Company’s actions in this regard are taken under the guidance of the Asset and Liability Committee. The Asset and Liability Committee normally meets monthly to review, among other things, the sensitivity of the Company’s assets and liabilities to interest rate changes, local and national market conditions, and interest rates. In connection therewith, the Asset and Liability Committee generally reviews the Company’s liquidity, cash flow needs, composition of investments, deposits, borrowings, and capital position.

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
Included in the modeling are instantaneous parallel rate shift scenarios, which are utilized to establish exposure limits. These scenarios are known as “rate shocks” because all rates are modeled to change instantaneously by the indicated shock amount, rather than a gradual rate shift over a period of time.
The Company’s interest rate risk model indicates that the Company is asset sensitive in terms of interest rate sensitivity. Based on the Company’s interest rate risk model at March 31, 2018, the table below illustrates the impact of an immediate and sustained 100 and 200 basis points increase or decrease in interest rates on net interest income over the next twelve months.
TABLE 13—INTEREST RATE SENSITIVITY

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+200	1.1%
+100	0.7%
-100	(4.7)%
-200	(14.5)%
The influence of using the forward curve as of March 31, 2018 as a basis for projecting the interest rate environment would approximate a 0.5% increase in net interest income over the next 12 months. The computations of interest rate risk shown above are performed on a static balance sheet and do not necessarily include certain actions that management may undertake to manage this risk in response to unanticipated changes in interest rates and other factors to include shifts in deposit behavior.
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

On March 22, 2018, the Federal Open Market Committee (“FOMC”) voted to raise the target federal funds rate by 0.25% to a range of 1.50%-1.75%. The FOMC has now raised rates by one and one-half percentage points since the financial crisis in 2008, a sign of its confidence in the health of the economy. The FOMC expects that economic conditions will continue to evolve in a manner that will warrant additional gradual increases in the federal funds rate in 2018 and beyond. In addition to the FOMC increasing the target federal funds rate, the FRB also began to remove accommodation in 2017 by reducing the amount of debt held on its balance sheet. The FRB is expected to continue to wind-down its asset purchase program throughout 2018 and over the next several years. As the FOMC increases the federal funds rate and the FRB reduces its debt, it is possible that overall interest rates could rise, which may negatively impact the housing markets and the U.S. economy as a whole. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of collateral securing loans, which could negatively affect our financial performance.

The Company’s commercial loan portfolio is also impacted by fluctuations in the level of one-month LIBOR, as a large portion of this portfolio reprices based on this index, and to a lesser extent Prime. Our net interest income may be reduced if more interest-bearing liabilities than interest-earning assets reprice or mature during a period when interest rates are rising, or if more interest-earning assets than interest-bearing liabilities reprice or mature during a period when interest rates are declining.

The table below presents the Company’s anticipated repricing of loans and investment securities over the next four quarters.
TABLE 14—REPRICING OF CERTAIN EARNING ASSETS (1)

(Dollars in thousands)	2Q 2018	3Q 2018	4Q 2018	1Q 2019	Total less than one year
Investment securities	$130,795	$188,034	$162,978	$145,137	$626,944
Fixed rate loans	802,697	626,988	605,916	557,678	2,593,279
Variable rate loans	10,251,176	493,140	335,888	277,361	11,357,565
Total loans	11,053,873	1,120,128	941,804	835,039	13,950,844
	$11,184,668	$1,308,162	$1,104,782	$980,176	$14,577,788
(1) Amounts include expected maturities, scheduled paydowns, expected prepayments, and loans subject to floors and exclude the repricing of assets from prior periods, as well as non-accrual loans and market value adjustments.

As part of its asset/liability management strategy, the Company has seen greater levels of loan originations with adjustable or variable rates of interest in commercial and consumer loan products, which typically have shorter terms than residential mortgage loans. The majority of fixed-rate, long-term, agency-conforming residential loans are sold in the secondary market to avoid bearing the interest rate risk associated with longer duration assets in the current rate environment. However, the Sabadell and Gibraltar acquisitions brought a considerable amount of jumbo, non-agency-conforming residential mortgage loan exposure onto the balance sheet, both fixed rate and variable rate in nature, which has increased the overall duration of the portfolio. Considering all of this, as of March 31, 2018, $12.9 billion, or 60%, of the Company’s total loan portfolio had variable interest rates. The Company had no significant concentration to any single borrower or industry segment at March 31, 2018.
The Company’s strategy with respect to liabilities in recent periods has been to emphasize transaction accounts, particularly non-interest or low interest-bearing transaction accounts, which are significantly less sensitive to changes in interest rates. At March 31, 2018, 88% of the Company’s deposits were in transaction and limited-transaction accounts, compared to 89% at December 31, 2017. Non-interest-bearing transaction accounts were 29% of total deposits at both March 31, 2018 and December 31, 2017.
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
The table below presents the Company’s anticipated repricing of liabilities over the next four quarters.
TABLE 15—REPRICING OF LIABILITIES (1)

(Dollars in thousands)	2Q 2018	3Q 2018	4Q 2018	1Q 2019	Total less than one year
Time deposits	$673,891	$475,922	$335,206	$381,374	$1,866,393
Short-term borrowings	725,496	150,000	25,000	—	900,496
Long-term debt	857,499	77,270	689	90,712	1,026,170
	$2,256,886	$703,192	$360,895	$472,086	$3,793,059
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

IMPACT OF INFLATION OR DEFLATION AND CHANGING PRICES
The unaudited consolidated financial statements and related financial data presented herein have been prepared in accordance with GAAP, which generally require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation. Unlike most industrial companies, the majority of the Company’s assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on the Company’s performance than does the effect of inflation. Although fluctuations in interest rates are neither completely predictable nor controllable, the Company regularly monitors its interest rate position and oversees its financial risk management by establishing policies and operating limits. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates. Although not as critical to the banking industry as to other industries, inflationary factors may have some impact on the Company’s growth, earnings, total assets and capital levels. Management does not expect inflation to be a significant factor in 2018.
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

Non-GAAP Measures
This discussion and analysis included herein contains financial information determined by methods other than in accordance with GAAP. The Company’s management uses these non-GAAP financial measures in their analysis of the Company’s performance. Non-GAAP measures include, but are not limited to, descriptions such as core, tangible, and pre-tax pre-provision. These measures typically adjust GAAP performance measures to exclude the effects of the amortization of intangibles and include the tax benefit associated with revenue items that are tax-exempt, as well as adjust income available to common shareholders for certain significant activities or transactions that, in management’s opinion, can distort period-to-period comparisons of the Company’s performance. Transactions that are typically excluded from non-GAAP performance measures include realized and unrealized gains/losses on former bank owned real estate, realized gains/losses on securities, income tax gains/losses, merger related charges and recoveries, litigation charges and recoveries, and debt repayment penalties. Management believes presentations of these non-GAAP financial measures provide useful supplemental information that is essential to a proper understanding of the operating results of the Company’s core businesses. These non-GAAP disclosures should not be viewed as a substitute for operating results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. Reconciliations of GAAP to non-GAAP disclosures are presented in Table 16, with the exception of forward-looking information. The Company is unable to estimate GAAP EPS guidance without unreasonable efforts due to the nature of one-time or unusual items that cannot be predicted, and therefore has not provided this information under Regulation S-K Item 10(e)(1)(i)(B).
TABLE 16—RECONCILIATIONS OF NON-GAAP FINANCIAL MEASURES

	Three Months Ended
	March 31, 2018			March 31, 2017
(Dollars in thousands, except per share amounts)	Pre-tax	After-tax	Per share (2)	Pre-tax	After-tax	Per share (2)
Net income	$81,173	$63,621	$1.17	$72,992	$50,473	$1.08
Less: Preferred stock dividends	—	3,598	0.07	—	3,599	0.08
Income available to common shareholders (GAAP)	$81,173	$60,023	$1.10	$72,992	$46,874	$1.00

Non-interest income adjustments (1)(3):
(Gain) loss on sale of investments and other non-interest income	59	44	—	—	—	—

Non-interest expense adjustments (1)(3):
Merger-related expense	16,227	12,517	0.23	54	35	—
Compensation-related expense	1,221	928	0.02	98	63	—
Impairment of long-lived assets, net of (gain) loss on sale	2,074	1,576	0.03	1,429	929	0.02
Other non-core non-interest expense	(683)	(520)	(0.01)	—	—	—
Total non-interest expense adjustments	18,839	14,501	0.27	1,581	1,027	0.02
Income tax expense (benefit) - other	—	173	—	—	—	—
Core earnings (Non-GAAP)	100,071	74,741	1.37	74,573	47,901	1.02
Provision for loan losses (1)	7,986	6,309		6,154	4,000
Pre-provision earnings, as adjusted (Non-GAAP) (3)	$108,057	$81,050		$80,727	$51,901

(1)
Excluding preferred stock dividends, merger-related expense, and litigation expense, after-tax amounts are calculated using a tax rate of 24% in 2018 and 35% in 2017, which approximates the marginal tax rate.

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

	As of and For the Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Net interest income (GAAP)	$232,889	$172,818
Taxable equivalent benefit	1,464	2,491
Net interest income (TE) (Non-GAAP) (1)	$234,353	$175,309

Non-interest income (GAAP) (3)	$44,566	$45,124
Taxable equivalent benefit	341	706
Non-interest income (TE) (Non-GAAP) (1) (3)	44,907	45,830
Taxable equivalent revenues (Non-GAAP) (1) (3)	279,260	221,139
Securities (gains) losses and other non-interest income	59	—
Core taxable equivalent revenues (Non-GAAP) (1) (3)	$279,319	$221,139

Total non-interest expense (GAAP) (3)	$188,296	$138,796
Less: Intangible amortization expense	5,102	1,770
Tangible non-interest expense (Non-GAAP) (2) (3)	183,194	137,026
Less: Merger-related expense	16,227	54
Compensation-related expense	1,221	98
Impairment of long-lived assets, net of (gain) loss on sale	2,074	1,429
Other non-core non-interest expense	(683)	—
Core tangible non-interest expense (Non-GAAP)(2) (3)	$164,355	$135,445

Average assets (GAAP)	$28,132,219	$21,861,501
Less: Average intangible assets, net	1,275,889	754,723
Total average tangible assets (Non-GAAP) (2)	$26,856,330	$21,106,778

Total shareholders’ equity (GAAP)	$3,900,907	$3,457,975
Less: Goodwill and other intangibles	1,332,672	753,991
Preferred stock	132,097	132,097
Tangible common equity (Non-GAAP) (2)	$2,436,138	$2,571,887

Average shareholders’ equity (GAAP)	$3,717,475	$3,098,964
Less: Average preferred equity	132,097	132,097
Average common equity	3,585,378	2,966,867
Less: Average intangible assets, net	1,275,889	754,723
Average tangible common shareholders’ equity (Non-GAAP) (2)	$2,309,489	$2,212,144

Return on average assets (GAAP)	0.92%	0.94%
Effect of non-core revenues and expenses	0.21	0.02
Core return on average assets (Non-GAAP)	1.13%	0.96%

Return on average common equity (GAAP)	6.79%	6.41%
Effect of non-core revenues and expenses	1.66	0.14
Core return on average common equity (Non-GAAP)	8.45	6.55
Effect of intangibles (2)	5.38	2.44
Core return on average tangible common equity (Non-GAAP) (2)	13.83%	8.99%

Efficiency ratio (GAAP) (3)	67.9%	63.7%
Effect of tax benefit related to tax-exempt income (3)	(0.5)	(0.9)
Efficiency ratio (TE) (Non-GAAP) (1) (3)	67.4%	62.8%
Effect of amortization of intangibles	(1.8)	(0.8)
Effect of non-core items	(6.8)	(0.7)

Core tangible efficiency ratio (TE) (Non-GAAP) (1) (2) (3)	58.8%	61.3%

Total assets (GAAP)	$29,472,637	$22,008,479
Less: Goodwill and other intangibles	1,332,672	753,991
Tangible assets (Non-GAAP) (2)	$28,139,965	$21,254,488
Tangible common equity ratio (Non-GAAP) (2)	8.66%	12.10%

Cash Yield:
Earning assets average balance (GAAP)	$25,813,767	$20,085,482
Add: Adjustments	141,734	86,574
Earning assets average balance, as adjusted (Non-GAAP)	$25,955,501	$20,172,056

Net interest income (GAAP)	$232,889	$172,818
Add: Adjustments	(14,804)	(10,716)
Net interest income, as adjusted (Non-GAAP)	$218,085	$162,102

Yield, as reported	3.67%	3.53%
Add: Adjustments	(0.25)	(0.23)
Yield, as adjusted (Non-GAAP)	3.42%	3.30%
(1) Fully taxable-equivalent (TE) calculations include the tax benefit associated with related income sources that are tax-exempt using a rate of 35% for prior quarters and a rate of 21% for the current quarter.
(2) Tangible calculations eliminate the effect of goodwill and acquisition-related intangibles and the corresponding amortization expense on a tax-effected basis where applicable.
(3) Certain prior period amounts have been reclassified to conform to the net presentation requirements of ASU No. 2014-09, Revenue from Contracts with Customers, which was adopted effective January 1, 2018.

Glossary of Defined Terms

Term	Definition
ACL	Allowance for credit losses
Acquired loans	Loans acquired in a business combination
AFS	Securities available for sale
ALLL	Allowance for loan and lease losses
AOCI	Accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Banco Sabadell	Banco de Sabadell, S.A.
Basel III	Global regulatory standards on bank capital adequacy and liquidity published by the BCBS
BCBS	Basel Committee on Banking Supervision
CET1	Common Equity Tier 1 Capital defined by Basel III capital rules
CFPB	Consumer Financial Protection Bureau
Company	IBERIABANK Corporation and Subsidiaries
Covered Loans	Acquired loans with loss protection provided by the FDIC
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
ECL	Expected credit losses
EPS	Earnings per common share
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FOMC	Federal Open Market Committee
FRB	Board of Governors of the Federal Reserve System
GAAP	Accounting principles generally accepted in the United States of America
Gibraltar	Gibraltar Private Bank & Trust Co.
GSE	Government-sponsored enterprises
HTM	Securities held-to-maturity
IBERIABANK	Banking subsidiary of IBERIABANK Corporation
Legacy loans	Loans that were originated directly or otherwise underwritten by the Company
LIBOR	London Interbank Borrowing Offered Rate
LTC	Lenders Title Company
MSA	Metropolitan statistical area
Non-GAAP	Financial measures determined by methods other than in accordance with GAAP
NPA	Non-performing asset
OCI	Other comprehensive income
OREO	Other real estate owned
OTTI	Other than temporary impairment
Parent	IBERIABANK Corporation
RRP	Recognition and Retention Plan
Sabadell United	Sabadell United Bank, N.A.
SolomonParks	SolomonParks Title & Escrow, LLC
SBA	Small Business Administration
SEC	Securities and Exchange Commission
TE	Fully taxable equivalent
TDR	Troubled debt restructuring
U.S.	United States of America

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risk are presented at December 31, 2017 in Part II, Item 7A of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 23, 2018. Additional information at March 31, 2018 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
Item 4. Controls and Procedures
An evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2018 was carried out under the supervision, and with the participation of, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”).
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

Item 1A. Risk Factors
For information regarding risk factors that could affect the Company's results of operations, financial condition and liquidity, see the risk factors disclosed in the "Risk Factors" section of the Company's Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on February 23, 2018.

The risk factors below relate to the acquisition of Gibraltar Private Bank & Trust Co., which we refer to as "Gibraltar," and are in addition to the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. The Company completed its acquisition of Gibraltar on March 23, 2018.

We may fail to realize all of the anticipated benefits of the Gibraltar Acquisition.

The success of the recently completed acquisition will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining our business with the business of Gibraltar. If we are not able to achieve these objectives, the anticipated benefits and cost savings of the Gibraltar Acquisition may not be realized fully or at all or may take longer to realize than expected.

We have incurred significant transaction and acquisition-related integration costs in connection with the Gibraltar Acquisition.

We have incurred significant costs associated with completing the Gibraltar Acquisition and integrating Gibraltar’s operations, and are continuing to assess the impact of these costs. Although we believe that the elimination of duplicate costs, as well as the realization of other efficiencies related to the integration of Gibraltar’s business, will offset incremental transaction and merger-related costs over time, this net benefit may not be achieved in the near term, or at all.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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
The Company did not repurchase any shares during the quarter ended March 31, 2018. At March 31, 2018, the remaining common shares that could be repurchased under the plan approved by the Board was 747,494 shares. Subsequent to quarter-end and through May 7, 2018, the Company repurchased 300,000 common shares for approximately $22.7 million.

Restrictions on Dividends and Repurchase of Stock

Holders of IBERIABANK Corporation common stock are only entitled to receive such dividends as the Company's Board of Directors may declare out of funds legally available for such payments. Furthermore, holders of IBERIABANK Corporation common stock are subject to the prior dividend rights of any holders of the Company's preferred stock then outstanding. There were 13,750 shares of preferred stock outstanding at March 31, 2018.
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

IBERIABANK Corporation

Date: May 8, 2018	By:	/s/ Daryl G. Byrd
Daryl G. Byrd
President and Chief Executive Officer

Date: May 8, 2018	By:	/s/ Anthony J. Restel
Anthony J. Restel
Vice Chairman and Chief Financial Officer