Form 10-Q
period 2018-06-30
IBERIABANK CORP
filed 2018-08-08
CIK 933141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☐

		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At July 31, 2018, the Registrant had 56,027,383 shares of common stock, $1.00 par value, which were issued and outstanding.

IBERIABANK CORPORATION AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

IBERIABANK CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	(unaudited)
(Dollars in thousands, except share data)	June 30, 2018	December 31, 2017
Assets
Cash and due from banks	$299,268	$319,156
Interest-bearing deposits in other banks	428,120	306,568
Total cash and cash equivalents	727,388	625,724
Securities available for sale, at fair value	4,650,915	4,590,062
Securities held to maturity (fair values of $216,309 and $227,964, respectively)	221,030	227,318
Mortgage loans held for sale, at fair value	78,843	134,916
Loans and leases, net of unearned income	22,075,783	20,078,181
Allowance for loan and lease losses	(136,576)	(140,891)
Loans and leases, net	21,939,207	19,937,290
Premises and equipment, net	326,213	331,413
Goodwill	1,223,772	1,188,902
Other intangible assets	96,892	88,562
Other assets	861,902	779,942
Total Assets	$30,126,162	$27,904,129
Liabilities
Deposits:
Non-interest-bearing	$6,814,441	$6,209,925
Interest-bearing	16,616,017	15,256,792
Total deposits	23,430,458	21,466,717
Short-term borrowings	1,054,213	991,297
Long-term debt	1,438,614	1,495,835
Other liabilities	289,468	253,489
Total Liabilities	26,212,753	24,207,338
Shareholders’ Equity
Preferred stock, $1 par value - 5,000,000 shares authorized
Non-cumulative perpetual, liquidation preference $10,000 per share; 13,750 and 13,750 shares issued and outstanding, respectively, including related surplus	132,097	132,097
Common stock, $1 par value - 100,000,000 shares authorized; 56,390,387 and 53,872,272 shares issued and outstanding, respectively	56,390	53,872
Additional paid-in capital	2,976,833	2,787,484
Retained earnings	860,073	769,226
Accumulated other comprehensive income (loss)	(111,984)	(45,888)
Total Shareholders’ Equity	3,913,409	3,696,791
Total Liabilities and Shareholders’ Equity	$30,126,162	$27,904,129
The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2018	2017	2018	2017
Interest and Dividend Income
Loans, including fees	$270,476	$179,266	$508,545	$348,242
Mortgage loans held for sale, including fees	836	1,248	1,990	2,219
Investment securities:
Taxable interest	26,617	20,246	51,945	38,110
Tax-exempt interest	2,708	2,060	5,474	4,124
Other	3,186	1,755	6,412	4,413
Total interest and dividend income	303,823	204,575	574,366	397,108
Interest Expense
Deposits:
NOW and MMDA	26,533	12,207	47,761	23,306
Savings	521	329	953	649
Time deposits	9,105	4,576	15,689	9,214
Short-term borrowings	3,327	227	5,851	504
Long-term debt	8,224	3,593	15,110	6,974
Total interest expense	47,710	20,932	85,364	40,647
Net interest income	256,113	183,643	489,002	356,461
Provision for loan and lease losses	7,595	12,050	15,581	18,204
Net interest income after provision for loan and lease losses	248,518	171,593	473,421	338,257
Non-interest Income
Mortgage income	13,721	19,730	23,316	33,845
Service charges on deposit accounts	12,950	11,410	25,858	22,563
Title revenue	6,846	6,190	11,873	10,931
Broker commissions	2,396	2,562	4,617	5,109
ATM/debit card fee income	2,925	2,646	5,558	5,129
Credit card and merchant-related income	3,326	2,727	6,233	5,025
Trust department income	4,243	2,026	7,669	3,939
Income from bank owned life insurance	1,261	1,241	2,543	2,552
Gain (loss) on sale of available for sale securities	3	59	(56)	59
Other non-interest income	6,269	5,247	10,895	9,810
Total non-interest income	53,940	53,838	98,506	98,962
Non-interest Expense
Salaries and employee benefits	107,445	86,317	212,031	168,170
Net occupancy and equipment	19,931	16,292	39,978	32,313
Communication and delivery	4,213	2,956	8,115	6,000
Marketing and business development	4,895	3,238	9,647	6,662
Data processing	9,309	6,713	21,702	13,074
Professional services	7,160	11,219	14,551	16,553
Credit and other loan related expense	5,190	3,780	9,808	8,306
Insurance	6,946	4,486	14,051	9,016
Travel and entertainment	2,797	2,753	6,034	5,237
Amortization of acquisition intangibles	6,111	1,651	11,213	3,421
Errors, fines, and losses	15,700	544	24,457	3,202
Other non-interest expense	7,180	5,431	13,586	12,222
Total non-interest expense	196,877	145,380	385,173	284,176
Income before income tax expense	105,581	80,051	186,754	153,043
Income tax expense	30,457	28,033	48,009	50,552
Net Income	75,124	52,018	138,745	102,491
Less: Preferred stock dividends	949	949	4,547	4,548
Net Income Available to Common Shareholders	$74,175	$51,069	$134,198	$97,943

Income available to common shareholders - basic	$74,175	$51,069	$134,198	$97,943
Less: Earnings allocated to unvested restricted stock	767	361	1,409	707
Earnings allocated to common shareholders	$73,408	$50,708	$132,789	$97,236
Earnings per common share - Basic	$1.31	$1.00	$2.42	$2.01
Earnings per common share - Diluted	1.30	0.99	2.41	1.99
Cash dividends declared per common share	0.38	0.36	0.76	0.72
Comprehensive Income
Net Income	$75,124	$52,018	$138,745	$102,491
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period (net of tax effects of $4,449, $4,537, $18,672, and $6,958, respectively)	(16,734)	8,426	(70,240)	12,922
Less: Reclassification adjustment for gains (losses) included in net income (net of tax effects of $1, $21, $12, and $21, respectively)	2	38	(44)	38
Unrealized gains (losses) on securities, net of tax	(16,736)	8,388	(70,196)	12,884
Fair value of derivative instruments designated as cash flow hedges:
Change in fair value of derivative instruments designated as cash flow hedges during the period (net of tax effects of $371, $537, $1,048, and $497, respectively)	1,395	(996)	3,944	(923)
Less: Reclassification adjustment for gains (losses) included in net income (net of tax effects of $11, $55, $42, and $80, respectively)	(40)	(103)	(156)	(148)
Fair value of derivative instruments designated as cash flow hedges, net of tax	1,435	(893)	4,100	(775)
Other comprehensive income (loss), net of tax	(15,301)	7,495	(66,096)	12,109
Comprehensive income	$59,823	$59,513	$72,649	$114,600
The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
(unaudited)

					Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Preferred Stock		Common Stock
(In thousands, except share and per share data)	Shares	Amount	Shares	Amount
Balance, December 31, 2016	13,750	$132,097	44,795,386	$44,795	$2,084,446	$704,391	$(26,035)	$2,939,694
Net income	—	—	—	—	—	102,491	—	102,491
Other comprehensive income/(loss)	—	—	—	—	—	—	12,109	12,109
Cash dividends declared, $0.72 per share	—	—	—	—	—	(36,752)	—	(36,752)
Preferred stock dividends	—	—	—	—	—	(4,548)	—	(4,548)
Common stock issued under incentive plans, net of shares surrendered in payment	—	—	119,494	120	(2,177)	—	—	(2,057)
Common stock issued	—	—	6,100,000	6,100	479,094	—	—	485,194
Share-based compensation cost	—	—	—	—	7,111	—	—	7,111
Balance, June 30, 2017	13,750	$132,097	51,014,880	$51,015	$2,568,474	$765,582	$(13,926)	$3,503,242

Balance, December 31, 2017	13,750	$132,097	53,872,272	$53,872	$2,787,484	$769,226	$(45,888)	$3,696,791
Cumulative-effect adjustment due to the adoption of ASU 2016-01 (1)	—	—	—	—	—	(345)	—	(345)
Net income	—	—	—	—	—	138,745	—	138,745
Other comprehensive income/(loss)	—	—	—	—	—	—	(66,096)	(66,096)
Cash dividends declared, $0.76 per share	—	—	—	—	—	(43,006)	—	(43,006)
Preferred stock dividends	—	—	—	—	—	(4,547)	—	(4,547)
Common stock issued under incentive plans, net of shares surrendered in payment	—	—	130,342	130	(2,232)	—	—	(2,102)
Common stock issued for acquisitions	—	—	2,787,773	2,788	211,871	—	—	214,659
Common stock repurchases	—	—	(400,000)	(400)	(30,270)			(30,670)
Share-based compensation cost	—	—	—	—	9,980	—	—	9,980
Balance, June 30, 2018	13,750	$132,097	56,390,387	$56,390	$2,976,833	$860,073	$(111,984)	$3,913,409

(1) Cumulative-effect adjustment to beginning retained earnings for fair value adjustments related to the reclassification of certain equity investments in accordance with ASU 2016-01, adopted as of January 1, 2018.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended June 30,
(Dollars in thousands)	2018	2017
Cash Flows from Operating Activities
Net income	$138,745	$102,491
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion, including amortization of purchase accounting adjustments and market value adjustments	(562)	1,825
Provision for loan and lease losses	15,581	18,204
Share-based compensation cost - equity awards	9,980	7,111
(Gain)/loss on sale of OREO and long-lived assets, net of impairment	5,131	(2,950)
Loss/(gain) on sale of available for sale securities	56	(59)
Expense/(benefit) for deferred income taxes	11,715	10,040
Originations of mortgage loans held for sale	(774,849)	(919,207)
Proceeds from sales of mortgage loans held for sale	848,116	965,042
Realized and unrealized (gain)/loss on mortgage loans held for sale, net	(22,688)	(33,110)
Other operating activities, net	14,303	(2,355)
Net Cash Provided by Operating Activities	245,528	147,032
Cash Flows from Investing Activities
Proceeds from sales of available for sale securities	18,867	64,144
Proceeds from maturities, prepayments and calls of available for sale securities	311,340	236,468
Purchases of available for sale securities, net of available for sale securities acquired	(511,074)	(856,187)
Proceeds from maturities, prepayments and calls of held to maturity securities	4,746	4,267
Purchases of equity securities, net of equity securities acquired	(11,545)	(1,180)
Proceeds from sales of equity securities	70,371	5,059
Increase in loans, net of loans acquired	(501,618)	(481,482)
Proceeds from sales of premises and equipment	2,003	2,365
Purchases of premises and equipment, net of premises and equipment acquired	(8,304)	(24,001)
Proceeds from dispositions of OREO	11,431	9,949
Cash paid for additional investment in tax credit entities	(1,831)	(2,827)
Cash received for acquisition of a business, net of cash paid	99,318	—
Purchase of bank owned life insurance policies	(50,000)	—
Other investing activities, net	554	1,267
Net Cash Used in Investing Activities	(565,742)	(1,042,158)
Cash Flows from Financing Activities
Increase/(decrease) in deposits, net of deposits acquired	899,752	(554,983)
Net change in short-term borrowings	62,916	74,799
Proceeds from long-term debt, net of long-term debt acquired	440,299	50,000
Repayments of long-term debt	(902,262)	(11,252)
Cash dividends paid on common stock	(41,508)	(34,476)
Cash dividends paid on preferred stock	(4,547)	(4,548)
Net share-based compensation stock transactions	(2,102)	(2,374)
Payments to repurchase common stock	(30,670)	—
Net proceeds from issuance of common stock	—	485,194
Net Cash Provided by Financing Activities	421,878	2,360
Net Increase (Decrease) In Cash and Cash Equivalents	101,664	(892,766)
Cash and Cash Equivalents at Beginning of Period	625,724	1,362,126

Cash and Cash Equivalents at End of Period	$727,388	$469,360
Supplemental Schedule of Non-cash Activities
Acquisition of real estate in settlement of loans	$2,722	$6,467
Common stock issued in acquisitions	$214,659	$—
Supplemental Disclosures
Cash paid for:
Interest on deposits and borrowings	$83,057	$40,778
Income taxes, net	$19,006	$40,872
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information or footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring items, necessary for a fair presentation of the consolidated financial statements have been made. These interim financial statements should be read in conjunction with the audited consolidated financial statements and footnote disclosures for the Company previously filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 ("2017 10-K"). Operating results for the period ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.
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
Pronouncements adopted during the six months ended June 30, 2018:
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

Adoption of ASC 606
The Company adopted ASC 606 as of January 1, 2018 for all contracts as of the effective date. Prior period amounts have been reclassified to conform to current guidance requirements related to the net presentation of certain costs associated with interchange fees and rewards programs. The reclassification of prior period amounts reduced non-interest income and non-interest expense by an immaterial amount (approximately $2.1 million and $4.3 million for the three and six months ended June 30, 2017, respectively) and had no impact on net income. There was no cumulative adjustment made to opening retained earnings as of January 1, 2018.

ASU No. 2016-01
In January 2016, the FASB issued ASU No. 2016-01, Financial Statements - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which impacts how the Company measures certain equity investments and discloses and presents certain financial instruments through the application of the “exit price” notion.
The Company adopted the amendments beginning January 1, 2018. Under the new guidance, equity investments can no longer be classified as trading or available for sale (AFS), and related unrealized holding gains and losses can no longer be recognized in OCI. Per the ASU, such equity investments should be measured at fair value, with adjustments recognized in earnings at the end of each reporting period. As such, the Company reclassified its portfolio of equity investments (which were insignificant at the adoption date and at June 30, 2018) previously classified as AFS investment securities to “other assets.” As these equity investments were previously measured at fair value, implementation of the ASU did not impact the Company’s valuation method. In accordance with the adoption of the ASU, the Company recorded a cumulative-effect adjustment to retained earnings for previously recorded fair value adjustments related to these equity investments, which was insignificant.
The Company elected the practical expedient measurement alternative to prospectively account for other equity investments that do not have readily determinable fair values at cost less impairment plus or minus observable price changes in orderly transactions for an identical or similar investment of the same issuer. These investments are insignificant overall and are classified within “other assets” on the Company’s consolidated balance sheets.
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
ASU No. 2016-02 and ASU No. 2018-11
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
In July 2018, the FASB issued ASU No. 2018-11, Leases (ASC 842): Targeted Improvements. The amendments include an optional transition method to apply ASU 2016-02 on a prospective basis as of the effective date, with a cumulative effect adjustment to retained earnings in the period of adoption, instead of applying the guidance using a modified retrospective approach as originally required under ASU 2016-02. ASU 2018-11 also provides lessors with a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component under certain circumstances, and clarifies which guidance (ASC 842 or ASC 606) to apply to combined lease and nonlease components.
The Company occupies certain banking offices and equipment under operating lease agreements, which currently are not recognized on the consolidated balance sheets. Based on the Company’s preliminary analysis of its current portfolio, the impact to the Company’s consolidated balance sheets is estimated to result in less than a 1% increase in assets and liabilities. The Company has developed an implementation plan and selected a third-party vendor to assist in the implementation and subsequent accounting for leases under the ASUs. The Company will elect the optional transition method and adopt ASU 2016-02 and ASU No. 2018-11 on January 1, 2019. The Company is still assessing other practical expedients it may elect at adoption, the final determination of the incremental borrowing rate, and the impact to regulatory capital ratios, amongst other matters associated with the ASUs.
The adjustment to retained earnings is not expected to be significant based on the transition guidance associated with current sale-leaseback agreements. The Company also anticipates additional disclosures to be provided at adoption.
ASU No. 2016-13
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments. The amendments introduce an impairment model that is based on expected credit losses (“ECL”), rather than incurred losses, to estimate credit losses on certain types of financial instruments (e.g., loans and held-to-maturity securities), including certain off-balance sheet financial instruments (e.g., loan commitments). The measurement of ECL should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments, over the contractual term. Financial instruments with similar risk characteristics must be grouped together when estimating ECL.
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

NOTE 3 –ACQUISITION ACTIVITY
The acquisitions discussed below qualify as business combinations. The Company accounts for business combinations under the acquisition method in accordance with ASC Topic 805, Business Combinations. See Note 1, Summary of Significant Accounting Policies, in the 2017 10-K for a description of the Company's accounting for business combinations.
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
During the first quarter of 2018, the Company recorded preliminary purchase price allocations related to Gibraltar. Throughout the second quarter of 2018, the Company continued to analyze the valuations assigned to the acquired assets and liabilities assumed. Based on new information relating to events or circumstances existing at the acquisition date and revised valuations, the Company updated estimated fair values increasing goodwill by $10.0 million to $52.5 million during the second quarter of 2018. This increase is primarily a result of a change in estimated deferred taxes. As of June 30, 2018, the Company continues to review its fair value estimates and additional adjustments may be required. The following table summarizes the consideration paid for Gibraltar's net assets and the preliminary fair value estimates of the identifiable assets acquired and liabilities assumed as of the acquisition date.

(Dollars in thousands)	Number of Shares	Amount
Equity consideration
Common stock issued	2,787,773	$214,659
Total equity consideration		214,659
Non-equity consideration
Cash		7
Total consideration paid		214,666
Fair value of net assets assumed including identifiable intangible assets		162,175
Goodwill		$52,491

(Dollars in thousands)	Gibraltar Fair Value (Preliminary)
Assets
Cash and cash equivalents	$102,575
Investment securities	19,169
Equity securities	27,519
Loans	1,465,278
Core deposit intangible assets	18,529
Other assets	12,011
Total assets acquired	$1,645,081
Liabilities
Deposit liabilities	$1,064,803
Long-term borrowings	405,107
Deferred tax liability, net	5,960
Other liabilities	7,036
Total liabilities assumed	$1,482,906

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
Acquisition of SolomonParks
On January 12, 2018, the Company's subsidiary, Lenders Title Company ("LTC"), acquired SolomonParks Title & Escrow, LLC ("SolomonParks"). Under the terms of the agreement, LTC paid $3.3 million in cash to acquire eight title offices in the Nashville, Tennessee area, which resulted in goodwill of $3.4 million. In addition, the agreement provides for potential additional cash consideration of up to $750 thousand based on gross revenues over a two-year period after the acquisition.

Information regarding the preliminary allocation of goodwill recorded as a result of these acquisitions to the Company's reportable segments is provided in Note 7 "Goodwill and Other Intangible Assets." The goodwill recorded as a result of these acquisitions is not deductible for tax purposes.
2017 Acquisition
Acquisition of Sabadell United

The Company completed the acquisition of Sabadell United Bank, N.A. ("Sabadell United") from Banco de Sabadell, S.A. ("Banco Sabadell") on July 31, 2017. The acquisition added $4.0 billion in loans and $4.4 billion in deposits after fair value adjustments. The acquisition expanded our presence in Southeast Florida adding 25 offices serving the Miami metropolitan area and three offices in Naples, Sarasota and Tampa.

Under the terms of the Stock Purchase Agreement, Banco Sabadell received $809.2 million in cash and 2,610,304 shares of IBERIABANK Corporation common stock in exchange for 100 percent of Sabadell United's common stock. The cash consideration was financed through two public common stock offerings completed on December 7, 2016, and March 7, 2017.

During the third quarter of 2017, the Company recorded preliminary purchase price allocations related to Sabadell United. Throughout the remainder of 2017 and the first six months of 2018, the Company continued to analyze the valuations assigned to the acquired assets and liabilities assumed. Based on new information relating to events or circumstances existing at the acquisition date and revised valuations, the Company updated estimated fair values decreasing goodwill by $22.4 million to $441.0 million during the second quarter of 2018. This decrease is primarily a result of a change in the estimated fair value of the acquired loans and deferred tax asset. As of June 30, 2018, the Company finalized its valuation of the Sabadell United acquisition.
The following table summarizes the consideration paid for Sabadell United's net assets and the fair value estimates of identifiable assets acquired and liabilities assumed as of the acquisition date. See Note 3, Acquisition Activity, in the 2017 10-K for a description of the methods used to determine the fair values of significant assets acquired and liabilities assumed presented below.

(Dollars in thousands)	Number of Shares	Amount
Equity consideration
Common stock issued	2,610,304	$211,043
Total equity consideration		211,043
Non-equity consideration
Cash		809,159
Total consideration paid		1,020,202
Fair value of net assets assumed including identifiable intangible assets		579,157
Goodwill		$441,045

(Dollars in thousands)	Sabadell United Fair Value
Assets
Cash and cash equivalents	$318,819
Investment securities	964,123
Loans	4,030,777
Core deposit intangible assets	66,600
Deferred tax asset, net	44,480
Other assets	92,820
Total assets acquired	$5,517,619
Liabilities
Deposit liabilities	$4,382,780
Short-term borrowings	520,539
Other liabilities	35,143
Total liabilities assumed	$4,938,462

Information regarding the allocation of goodwill recorded as a result of the acquisition to the Company's reportable segments is provided in Note 7 "Goodwill and Other Intangible Assets." The goodwill recorded as a result of the acquisition is not deductible for tax purposes.

The Company's consolidated financial statements as of and for the period ended June 30, 2018 include the operating results of the acquired assets and liabilities assumed. Due to the system conversion of Sabadell United in October 2017 and subsequent streamlining and integration of the operating activities into those of the Company, historical reporting for the former Sabadell United operations is impracticable and thus disclosure of the revenue from the assets acquired and income before income taxes is impracticable for the period subsequent to acquisition.
The following table presents unaudited pro forma information as if the acquisition occurred on January 1, 2016. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company acquired Sabadell United on January 1, 2016. Furthermore, cost savings and other business synergies related to the acquisition are not reflected in the pro forma amounts.

	Unaudited Pro Forma Information for the
(Dollars in thousands)	Three months ended June 30, 2017	Six months ended June 30, 2017
Net interest income	$224,931	$456,018
Non-interest income	55,094	109,849
Net income	89,851	133,143
This pro forma information combines the historical consolidated results of operations of IBERIABANK and Sabadell United for the periods presented and gives effect to the following non recurring adjustments:
Fair value adjustments: Pro forma adjustment to net interest income of $12.3 million for the three months ended June 30, 2017 and $17.4 million for the six months ended June 30, 2017 to record estimated amortization of premiums and accretion of discounts on acquired loans, securities, and deposits.
Sabadell United accretion / amortization: Pro forma adjustment to net interest income of $933.3 thousand for the three months ended June 30, 2017 and $1.3 million for the six months ended June 30, 2017 to eliminate Sabadell United's amortization of premiums and accretion of discounts on previously acquired loans, securities, FDIC indemnification asset, and deposits.
Sabadell United provision for loan losses: Pro forma adjustments were made to provision for loan losses of $3.9 million for the three months ended June 30, 2017 and $5.5 million for the six months ended June 30, 2017 to eliminate the reversal (benefit) of Sabadell United's release of provision for loan losses and to account for the provision for loan losses on new loans originated during the period presented.

Amortization of acquired intangibles: Pro forma adjustment to non-interest expense of $3.6 million for the three months ended June 30, 2017 and $5.1 million for the six months ended June 30, 2017 to record estimated amortization of acquired intangible assets.

Other adjustments: Pro forma results also include adjustments related to the removal of benefit from release of reserve for unfunded lending commitments, removal of FDIC clawback liability expense, adjustments to FDIC insurance and other regulatory assessment expenses and related income tax effects.

NOTE 4 – INVESTMENT SECURITIES
The amortized cost and fair values of investment securities, with gross unrealized gains and losses, consist of the following:

	June 30, 2018
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$40,999	$7	$(715)	$40,291
Obligations of state and political subdivisions	263,524	1,246	(3,918)	260,852
Mortgage-backed securities	4,370,968	448	(141,570)	4,229,846
Other securities	122,149	22	(2,245)	119,926
Total securities available for sale	$4,797,640	$1,723	$(148,448)	$4,650,915
Securities held to maturity:
Obligations of state and political subdivisions	$201,472	$569	$(4,118)	$197,923
Mortgage-backed securities	19,558	32	(1,204)	18,386
Total securities held to maturity	$221,030	$601	$(5,322)	$216,309

	December 31, 2017
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$41,003	$18	$(406)	$40,615
Obligations of state and political subdivisions	271,451	4,246	(1,493)	274,204
Mortgage-backed securities	4,221,472	1,461	(61,028)	4,161,905
Other securities	114,005	247	(914)	113,338
Total securities available for sale	$4,647,931	$5,972	$(63,841)	$4,590,062
Securities held to maturity:
Obligations of state and political subdivisions	$206,736	$1,530	$(275)	$207,991
Mortgage-backed securities	20,582	41	(650)	19,973
Total securities held to maturity	$227,318	$1,571	$(925)	$227,964
Securities with carrying values of $2.3 billion were pledged to secure public deposits and other borrowings at June 30, 2018 compared to $2.1 billion at December 31, 2017.

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows:

	June 30, 2018
	Less Than Twelve Months		Twelve Months or More		Total
(Dollars in thousands)	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$(445)	$29,554	$(270)	$9,730	$(715)	$39,284
Obligations of state and political subdivisions	(991)	77,872	(2,927)	66,467	(3,918)	144,339
Mortgage-backed securities	(79,939)	2,847,301	(61,631)	1,220,866	(141,570)	4,068,167
Other securities	(1,217)	87,139	(1,028)	23,137	(2,245)	110,276
Total securities available for sale	$(82,592)	$3,041,866	$(65,856)	$1,320,200	$(148,448)	$4,362,066

Securities held to maturity:
Obligations of state and political subdivisions	$(3,930)	$147,033	$(188)	$6,861	$(4,118)	$153,894
Mortgage-backed securities	(13)	320	(1,191)	17,740	(1,204)	18,060
Total securities held to maturity	$(3,943)	$147,353	$(1,379)	$24,601	$(5,322)	$171,954

	December 31, 2017
	Less Than Twelve Months		Twelve Months or More		Total
(Dollars in thousands)	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$(254)	$29,744	$(152)	$9,848	$(406)	$39,592
Obligations of state and political subdivisions	(326)	31,601	(1,167)	68,609	(1,493)	100,210
Mortgage-backed securities	(26,263)	2,677,338	(34,765)	1,226,058	(61,028)	3,903,396
Other securities	(914)	75,302	—	—	(914)	75,302
Total securities available for sale	$(27,757)	$2,813,985	$(36,084)	$1,304,515	$(63,841)	$4,118,500

Securities held to maturity:
Obligations of state and political subdivisions	$(263)	$65,817	$(12)	$3,031	$(275)	$68,848
Mortgage-backed securities	(2)	333	(648)	19,269	(650)	19,602
Total securities held to maturity	$(265)	$66,150	$(660)	$22,300	$(925)	$88,450
The Company assessed the nature of the unrealized losses in its portfolio as of June 30, 2018 and December 31, 2017 to determine if there are losses that should be deemed other-than-temporary. In its analysis of these securities, management considered numerous factors to determine whether there were instances where the amortized cost basis of the debt securities would not be fully recoverable, including, but not limited to:

•	The length of time and extent to which the estimated fair value of the securities was less than their amortized cost;

•	Whether adverse conditions were present in the operations, geographic area, or industry of the issuer;

•
The payment structure of the security, including scheduled interest and principal payments, the issuer’s failures to make scheduled payments, if any, and the likelihood of failure to make scheduled payments in the future;

•	Changes to the rating of the security by a rating agency; and

•	Subsequent recoveries or additional declines in fair value after the balance sheet date.

Management believes it has considered these factors, as well as all relevant information available, when determining the expected future cash flows of the securities in question. In each instance, management has determined the cost basis of the securities would be fully recoverable. Management also has the intent to hold debt securities until their maturity or anticipated recovery if the security is classified as available for sale. In addition, management does not believe the Company will be required to sell debt securities before the anticipated recovery of the amortized cost basis of the security. As a result of the Company's analysis, no declines in the estimated fair value of the Company's investment securities were deemed to be other-than-temporary at June 30, 2018 or December 31, 2017.
At June 30, 2018, 656 debt securities had unrealized losses of 3.28% of the securities’ amortized cost basis. At December 31, 2017, 544 debt securities had unrealized losses of 1.52% of the securities’ amortized cost basis. The unrealized losses for each of the securities related to market interest rate changes and not credit concerns of the issuers. Additional information on securities that have been in a continuous loss position for over twelve months at June 30, 2018 and December 31, 2017 is presented in the following table.

(Dollars in thousands)	June 30, 2018	December 31, 2017
Number of securities:
Mortgage-backed securities	193	181
Obligations of state and political subdivisions	30	28
Other	4	1
	227	210
Amortized Cost Basis:
Mortgage-backed securities	$1,301,428	$1,280,739
Obligations of state and political subdivisions	76,443	72,820
Other	34,165	10,000
	$1,412,036	$1,363,559
Unrealized Loss:
Mortgage-backed securities	$62,822	$35,412
Obligations of state and political subdivisions	3,115	1,180
Other	1,298	152
	$67,235	$36,744

The securities noted above carry a rating of AA+/Aaa by S&P and Moody's.
The amortized cost and estimated fair value of investment securities by maturity at June 30, 2018 are presented in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities. Weighted average yields are calculated on the basis of the yield to maturity based on the amortized cost of each security.

	Securities Available for Sale			Securities Held to Maturity
(Dollars in thousands)	Weighted Average Yield	Amortized Cost	Estimated Fair Value	Weighted Average Yield	Amortized Cost	Estimated Fair Value
Within one year or less	1.77%	$18,264	$18,140	4.00%	$1,436	$1,437
One through five years	2.24	132,130	129,928	2.98	8,350	8,329
After five through ten years	2.42	1,034,731	1,007,737	2.60	44,076	43,775
Over ten years	2.43	3,612,515	3,495,110	2.63	167,168	162,768
	2.42%	$4,797,640	$4,650,915	2.64%	$221,030	$216,309

The following is a summary of realized gains and losses from the sale of securities classified as available for sale. Gains or losses on securities sold are recorded on the trade date, using the specific identification method.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Realized gains	$30	$242	$39	$242
Realized losses	(27)	(183)	(95)	(183)
	$3	$59	$(56)	$59
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
Other Equity Securities
The Company accounts for the following securities at cost less impairment plus or minus any observable price changes, which approximates fair value, with the exception of CRA and Community Development Investment Funds, which are recorded at fair value. Other Equity Securities, which are presented in “other assets” on the consolidated balance sheets, are as follows:

(Dollars in thousands)	June 30, 2018	December 31, 2017
Federal Home Loan Bank (FHLB) stock	$92,333	$95,171
Federal Reserve Bank (FRB) stock	85,630	79,191
CRA and Community Development Investment Funds	1,878	—
Other investments	9,938	3,008
	$189,779	$177,370

NOTE 5 – LOANS AND LEASES
Loans and leases consist of the following for the periods indicated:

(Dollars in thousands)	June 30, 2018	December 31, 2017
Commercial loans and leases:
Real estate - construction	$1,183,367	$1,240,396
Real estate - owner-occupied	2,641,824	2,529,885
Real estate - non-owner-occupied	5,467,113	5,167,949
Commercial and industrial (1)	5,512,416	5,135,067
	14,804,720	14,073,297

Residential mortgage loans:	4,124,538	3,056,352

Consumer loans:
Home equity	2,410,617	2,292,275
Other	735,908	656,257
	3,146,525	2,948,532
Total	$22,075,783	$20,078,181

(1)	Includes equipment financing leases.
Net deferred loan origination fees were $37.7 million and $29.3 million at June 30, 2018 and December 31, 2017, respectively. Total net discount on the Company's loans was $159.0 million and $159.3 million at June 30, 2018 and December 31, 2017, respectively, of which $83.3 million and $94.7 million was related to non-impaired loans. Net loan discounts include preliminary discounts recorded on Gibraltar loans, which are subject to change upon receipt of final fair value estimates during the measurement period.
In addition to loans issued in the normal course of business, the Company considers overdrafts on customer deposit accounts to be loans and reclassifies these overdrafts as loans in its consolidated balance sheets. At June 30, 2018 and December 31, 2017, overdrafts of $10.0 million and $7.4 million, respectively, have been reclassified to loans.
Loans with carrying values of $7.6 billion and $6.6 billion were pledged as collateral for borrowings at June 30, 2018 and December 31, 2017, respectively.

Aging Analysis
The following tables provide an analysis of the aging of loans as of June 30, 2018 and December 31, 2017. Past due and non-accrual loan amounts exclude acquired impaired loans, even if contractually past due or if the Company does not expect to receive payment in full, as the Company is currently accreting interest income over the expected life of the loans.

	June 30, 2018
	Accruing
(Dollars in thousands)	Current or Less Than 30 days Past Due	30-59 days	60-89 days	> 90 days	Total Past Due	Non-accrual	Acquired Impaired	Total
Real estate- construction	$1,161,597	$698	$—	$—	$698	$1,164	$19,908	$1,183,367
Real estate- owner-occupied	2,521,815	1,644	1,840	220	3,704	27,730	88,575	2,641,824
Real estate- non-owner-occupied	5,370,268	4,086	502	—	4,588	10,409	81,848	5,467,113
Commercial and industrial	5,413,419	3,944	2,944	728	7,616	60,741	30,640	5,512,416
Residential mortgage	3,956,674	5,274	7,029	7,916	20,219	13,066	134,579	4,124,538
Consumer - home equity	2,305,534	8,175	2,421	450	11,046	15,369	78,668	2,410,617
Consumer - other	725,350	3,853	749	—	4,602	2,676	3,280	735,908
Total	$21,454,657	$27,674	$15,485	$9,314	$52,473	$131,155	$437,498	$22,075,783

	December 31, 2017
	Accruing
(Dollars in thousands)	Current or Less Than 30 days Past Due	30-59 days	60-89 days	> 90 days	Total Past Due	Non-accrual	Acquired Impaired	Total
Real estate- construction	$1,197,766	$269	$—	$458	$727	$2,635	$39,268	$1,240,396
Real estate- owner-occupied	2,398,487	1,631	659	74	2,364	24,457	104,577	2,529,885
Real estate- non-owner-occupied	5,066,084	2,086	6,405	887	9,378	6,811	85,676	5,167,949
Commercial and industrial	5,014,438	5,788	5,726	146	11,660	77,823	31,146	5,135,067
Residential mortgage	2,877,048	10,083	8,136	5,317	23,536	17,387	138,381	3,056,352
Consumer - home equity	2,186,554	11,675	2,947	18	14,640	12,365	78,716	2,292,275
Consumer - other	642,244	5,286	1,026	—	6,312	3,910	3,791	656,257
Total	$19,382,621	$36,818	$24,899	$6,900	$68,617	$145,388	$481,555	$20,078,181
Acquired Loans
As discussed in Note 3, during the third quarter of 2017, the Company acquired loans with fair values of $4.0 billion from Sabadell United. Certain loans that were acquired in this transaction were covered by loss share agreements between the FDIC and Sabadell United, which were assumed in connection with the Company's acquisition of Sabadell United and afford IBERIABANK loss protection. Covered loans were $143.8 million and $158.6 million at June 30, 2018 and December 31, 2017, respectively. Certain acquired loans from Sabadell United were to customers with addresses outside of the United States. Foreign loans, denominated in U.S. dollars, totaled $356.4 million and $325.5 million at June 30, 2018 and December 31, 2017, respectively.
During the first quarter of 2018, the Company acquired loans with fair values of $1.5 billion from Gibraltar based on preliminary purchase accounting adjustments.

Of the total loans acquired from Gibraltar, $1.46 billion were determined to have no evidence of deteriorated credit quality and are accounted for under ASC Topics 310-10 and 310-20. The remaining $10.2 million were determined to exhibit deteriorated credit quality since origination under ASC 310-30. The tables below show the fair value estimates of loans acquired from Gibraltar for these two subsections of the portfolio as of the acquisition date. These amounts are subject to change due to the finalization of purchase accounting adjustments.

(Dollars in thousands)	Acquired Non-Impaired Loans
Contractually required principal and interest at acquisition	$1,695,918
Expected losses and foregone interest	(19,952)
Cash flows expected to be collected at acquisition	1,675,966
Fair value of acquired loans at acquisition	$1,455,044

(Dollars in thousands)	Acquired Impaired Loans
Contractually required principal and interest at acquisition	$43,779
Non-accretable difference (expected losses and foregone interest)	(31,174)
Cash flows expected to be collected at acquisition	12,605
Accretable yield	(2,371)
Basis in acquired loans at acquisition	$10,234
The following is a summary of changes in the accretable difference for all loans accounted for under ASC 310-30 during the six months ended June 30:

(Dollars in thousands)	2018	2017
Balance at beginning of period	$152,623	$175,054
Additions	2,371	—
Transfers from non-accretable difference to accretable yield	(467)	2,544
Accretion	(25,140)	(28,496)
Changes in expected cash flows not affecting non-accretable differences (1)	7,597	2,439
Balance at end of period	$136,984	$151,541

(1)
Includes changes in cash flows expected to be collected due to the impact of changes in actual or expected timing of liquidation events, modifications, changes in interest rates and changes in prepayment assumptions.

Troubled Debt Restructurings
Information about the Company’s troubled debt restructurings ("TDRs") at June 30, 2018 and 2017 is presented in the following tables. Modifications of loans that are accounted for within a pool under ASC Topic 310-30 are excluded as TDRs. Accordingly, such modifications do not result in the removal of those loans from the pool, even if the modification of those loans would otherwise be considered a TDR. As a result, all such acquired loans that would otherwise meet the criteria for classification as a TDR are excluded from the tables below.
TDRs totaling $46.7 million and $28.4 million occurred during the six months ended June 30, 2018 and June 30, 2017, respectively, through modification of the original loan terms.
The following table provides information on how the TDRs were modified during the periods indicated:

	Three Months Ended June 30		Six Months Ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Extended maturities	$1,790	$8,488	$7,193	$15,014
Maturity and interest rate adjustment	—	3,886	102	6,502
Movement to or extension of interest-rate only payments	1,316	38	1,364	138
Interest rate adjustment	—	26	103	26
Forbearance	1,405	3,466	13,936	4,687
Other concession(s) (1)	15,597	1,988	23,993	2,031
Total	$20,108	$17,892	$46,691	$28,398

(1)	Other concessions may include covenant waivers, forgiveness of principal or interest associated with a customer bankruptcy, or a combination of any of the above concessions.

Of the $46.7 million of TDRs occurring during the six months ended June 30, 2018, $20.6 million are on accrual status and $26.1 million are on non-accrual status. Of the $28.4 million of TDRs occurring during the six months ended June 30, 2017, $22.8 million were on accrual status and $5.6 million were on non-accrual status. The following table presents the end of period balance for loans modified in a TDR during the periods indicated:

	Three Months Ended June 30,
	2018			2017
(In thousands, except number of loans)	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Real estate- construction	—	$—	$—	1	$275	$275
Real estate- owner-occupied	5	2,230	2,201	1	32	31
Real estate- non-owner-occupied	5	823	780	6	2,721	2,795
Commercial and industrial	16	21,103	13,618	24	9,028	8,551
Residential mortgage	7	688	633	6	521	492
Consumer - home equity	19	2,361	2,350	33	4,820	4,807
Consumer - other	35	556	526	53	1,056	941
Total	87	$27,761	$20,108	124	$18,453	$17,892

	Six Months Ended June 30,
	2018			2017
(In thousands, except number of loans)	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Real estate- construction	1	$1,950	$1,013	1	$275	$275
Real estate- owner-occupied	7	12,921	11,290	2	1,730	1,698
Real estate- non-owner-occupied	14	1,912	1,854	11	4,409	4,465
Commercial and industrial	32	35,338	26,684	33	9,254	8,747
Residential mortgage	7	688	633	10	780	730
Consumer - home equity	33	4,170	4,133	66	10,851	10,771
Consumer - other	51	1,126	1,084	83	1,907	1,712
Total	145	$58,105	$46,691	206	$29,206	$28,398

Information detailing TDRs that defaulted during the three-month and six-month periods ended June 30, 2018 and 2017, and were modified in the previous twelve months (i.e., the twelve months prior to the default) is presented in the following tables. The Company has defined a default as any loan with a payment that is currently past due greater than 30 days, or was past due greater than 30 days at any point during the respective periods, or since the date of modification, whichever is shorter.

	Three Months Ended June 30,
	2018		2017
(In thousands, except number of loans)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Real estate- construction	—	$—	—	$—
Real estate- owner-occupied	5	461	5	2,297
Real estate- non-owner-occupied	9	1,448	9	5,640
Commercial and industrial	8	1,437	17	8,081
Residential mortgage	7	775	5	454
Consumer - home equity	11	1,129	19	1,532
Consumer - other	21	232	26	667
Total	61	$5,482	81	$18,671

	Six Months Ended June 30,
	2018		2017
(In thousands, except number of loans)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Real estate- construction	—	$—	2	$132
Real estate- owner-occupied	6	9,455	7	2,404
Real estate- non-owner-occupied	15	1,813	14	6,406
Commercial and industrial	21	7,100	25	8,239
Residential mortgage	10	1,081	21	1,854
Consumer - home equity	26	2,242	37	2,488
Consumer - other	48	1,003	62	1,221
Total	126	$22,694	168	$22,744

NOTE 6 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY
Allowance for Credit Losses Activity
A summary of changes in the allowance for credit losses for the six months ended June 30 is as follows:

(Dollars in thousands)	2018	2017
Allowance for credit losses
Allowance for loan and lease losses at beginning of period	$140,891	$144,719
Provision for loan and lease losses	15,581	18,204
Transfer of balance to OREO and other	(3,943)	258
Charge-offs	(22,734)	(19,480)
Recoveries	6,781	2,524
Allowance for loan and lease losses at end of period	$136,576	$146,225

Reserve for unfunded commitments at beginning of period	$13,208	$11,241
Balance created in acquisition accounting	900	—
Provision for (Reversal of) unfunded lending commitments	325	(779)
Reserve for unfunded commitments at end of period	$14,433	$10,462
Allowance for credit losses at end of period	$151,009	$156,687
A summary of changes in the allowance for credit losses, by loan portfolio type, for the six months ended June 30 is as follows:

	2018
(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Residential Mortgage	Consumer	Total
Allowance for loan and lease losses at beginning of period	$54,201	$53,916	$9,117	$23,657	$140,891
Provision for (Reversal of) loan and lease losses	(3,404)	10,083	1,112	7,790	15,581
Transfer of balance to OREO and other	(506)	(18)	6	(3,425)	(3,943)
Charge-offs	(1,258)	(13,575)	(196)	(7,705)	(22,734)
Recoveries	384	4,403	44	1,950	6,781
Allowance for loan and lease losses at end of period	$49,417	$54,809	$10,083	$22,267	$136,576

Reserve for unfunded commitments at beginning of period	$4,531	$5,309	$555	$2,813	$13,208
Balance created in acquisition accounting	129	81	—	690	900
Provision for (Reversal of) unfunded commitments	467	(306)	160	4	325
Reserve for unfunded commitments at end of period	$5,127	$5,084	$715	$3,507	$14,433
Allowance on loans individually evaluated for impairment	$2,274	$11,946	$168	$3,199	$17,587
Allowance on loans collectively evaluated for impairment	40,763	40,540	3,816	18,742	103,861
Allowance on loans acquired with deteriorated credit quality	6,380	2,323	6,099	326	15,128
Loans and leases, net of unearned income:
Balance at end of period	$9,292,304	$5,512,416	$4,124,538	$3,146,525	$22,075,783
Balance at end of period individually evaluated for impairment	84,217	66,683	5,873	35,550	192,323
Balance at end of period collectively evaluated for impairment	9,017,756	5,415,093	3,984,086	3,029,027	21,445,962
Balance at end of period acquired with deteriorated credit quality	190,331	30,640	134,579	81,948	437,498

	2017
(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Residential Mortgage	Consumer	Total
Allowance for loan losses at beginning of period	$49,231	$60,939	$11,249	$23,300	$144,719
Provision for (Reversal of) loan and lease losses	5,635	8,596	(1,462)	5,435	18,204
Transfer of balance to OREO and other	135	(69)	2	190	258
Charge-offs	(1,283)	(11,281)	(75)	(6,841)	(19,480)
Recoveries	334	347	142	1,701	2,524
Allowance for loan losses at end of period	$54,052	$58,532	$9,856	$23,785	$146,225

Reserve for unfunded commitments at beginning of period	$3,207	$4,537	$657	$2,840	$11,241
Provision for (Reversal of) unfunded commitments	296	(904)	(89)	(82)	(779)
Reserve for unfunded commitments at end of period	$3,503	$3,633	$568	$2,758	$10,462
Allowance on loans individually evaluated for impairment	$1,718	$23,964	$169	$2,273	$28,124
Allowance on loans collectively evaluated for impairment	29,342	32,314	3,454	18,010	83,120
Allowance on loans acquired with deteriorated credit quality	22,992	2,254	6,233	3,502	34,981

Loans, net of unearned income:
Balance at end of period	$7,182,556	$4,195,096	$1,346,467	$2,831,897	$15,556,016
Balance at end of period individually evaluated for impairment	68,961	112,969	5,291	28,839	216,060
Balance at end of period collectively evaluated for impairment	6,875,012	4,050,697	1,229,926	2,719,694	14,875,329
Balance at end of period acquired with deteriorated credit quality	238,583	31,430	111,250	83,364	464,627
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
The Company’s investment in loans by credit quality indicator is presented in the following tables. Asset risk classifications for commercial loans and leases reflect the classification as of June 30, 2018 and December 31, 2017. Credit quality information in the tables below includes total loans acquired (including acquired impaired loans) at the net loan balance, after the application of premiums/discounts, at June 30, 2018 and December 31, 2017. Loan premiums/discounts represent the adjustment of acquired loans to fair value at the acquisition date, as adjusted for income accretion and changes in cash flow estimates in subsequent periods. Loan premiums/discounts include preliminary discounts recorded on acquired Gibraltar loans, which are subject to change upon receipt of final fair value estimates during the measurement period.
Loan delinquency is the primary credit quality indicator that the Company utilizes to monitor consumer asset quality.

	June 30, 2018					December 31, 2017
(Dollars in thousands)	Pass	Special Mention	Sub- standard	Doubtful	Total	Pass	Special Mention	Sub- standard	Doubtful	Loss	Total
Commercial real estate - construction	$1,154,965	$12,514	$15,876	$12	$1,183,367	$1,189,490	$20,351	$30,541	$14	$—	$1,240,396
Commercial real estate - owner-occupied	2,537,393	51,820	46,600	6,011	2,641,824	2,388,715	82,114	56,590	2,466	—	2,529,885
Commercial real estate - non-owner-occupied	5,371,512	41,131	50,368	4,102	5,467,113	5,104,074	19,311	42,702	1,744	118	5,167,949
Commercial and industrial	5,316,458	73,610	92,536	29,812	5,512,416	4,882,554	88,149	128,961	35,403	—	5,135,067
Total	$14,380,328	$179,075	$205,380	$39,937	$14,804,720	$13,564,833	$209,925	$258,794	$39,627	$118	$14,073,297

	June 30, 2018			December 31, 2017
(Dollars in thousands)	Current	30+ Days Past Due	Total	Current	30+ Days Past Due	Total
Residential mortgage	$4,033,339	$91,199	$4,124,538	$2,962,043	$94,309	$3,056,352
Consumer - home equity	2,367,409	43,208	2,410,617	2,250,205	42,070	2,292,275
Consumer - other	728,263	7,645	735,908	645,498	10,759	656,257
Total	$7,129,011	$142,052	$7,271,063	$5,857,746	$147,138	$6,004,884

Impaired Loans
Information on the Company’s investment in impaired loans, which include all TDRs and all other non-accrual loans evaluated or measured individually for impairment for purposes of determining the ALLL, is presented in the following tables as of and for the periods indicated.

	June 30, 2018			December 31, 2017
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
(Dollars in thousands)
With no related allowance recorded:
Commercial real estate - construction	$13,970	$13,034	$—	$13,763	$13,013	$—
Commercial real estate - owner-occupied	42,072	34,476	—	50,867	44,482	—
Commercial real estate - non-owner-occupied	16,333	15,357	—	15,370	14,975	—
Commercial and industrial	47,499	30,845	—	103,013	70,254	—
Residential mortgage	1,265	1,263	—	2,004	2,001	—
Consumer - home equity	1,904	1,879	—	5,906	5,634	—
Consumer - other	—	—	—	75	75	—

With an allowance recorded:
Commercial real estate - construction	235	151	(11)	238	156	(19)
Commercial real estate - owner-occupied	19,662	19,526	(2,121)	13,314	13,287	(949)
Commercial real estate - non-owner-occupied	1,743	1,673	(142)	6,051	5,872	(620)
Commercial and industrial	40,228	35,838	(11,946)	35,306	32,162	(12,736)
Residential mortgage	5,045	4,610	(168)	5,179	4,748	(172)
Consumer - home equity	29,164	28,522	(2,626)	27,189	26,575	(2,358)
Consumer - other	5,567	5,149	(573)	5,354	4,893	(498)
Total	$224,687	$192,323	$(17,587)	$283,629	$238,127	$(17,352)
Total commercial loans and leases	$181,742	$150,900	$(14,220)	$237,922	$194,201	$(14,324)
Total mortgage loans	6,310	5,873	(168)	7,183	6,749	(172)
Total consumer loans	36,635	35,550	(3,199)	38,524	37,177	(2,856)

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017		Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)
With no related allowance recorded:
Commercial real estate - construction	$12,952	$198	$3,953	$14	$12,597	$393	$3,953	$39
Commercial real estate - owner-occupied	30,899	209	35,589	180	31,265	609	35,982	453
Commercial real estate - non-owner-occupied	15,929	121	4,476	40	16,558	250	4501	69
Commercial and industrial	37,859	389	38,480	175	37,806	836	41,023	374
Residential mortgage	1,272	13	1,341	13	1,280	27	1,349	27
Consumer - home equity	1,910	28	4,875	48	1,922	52	4,885	95
With an allowance recorded:
Commercial real estate - construction	152	—	214	2	152	—	232	4
Commercial real estate - owner-occupied	19,582	82	17,973	86	19,696	192	18,067	187
Commercial real estate - non-owner-occupied	1,631	14	7,935	48	1,705	39	7,965	141
Commercial and industrial	38,134	158	81,023	299	38,981	357	82,011	585
Residential mortgage	4,657	47	3,986	35	4,678	92	4,009	70
Consumer - home equity	28,595	304	19,482	208	28,173	600	18,583	398
Consumer - other	5,220	67	4,104	60	5,267	139	3,969	117
Total	$198,792	$1,630	$223,431	$1,208	$200,080	$3,586	$226,529	$2,559
Total commercial loans and leases	$157,138	$1,171	$189,643	$844	$158,760	$2,676	$193,734	$1,852
Total mortgage loans	5,929	60	5,327	48	5,958	119	5,358	97
Total consumer loans	35,725	399	28,461	316	35,362	791	27,437	610
As of June 30, 2018 and December 31, 2017, the Company was not committed to lend a material amount of additional funds to any customer whose loan was classified as impaired or as a troubled debt restructuring.

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Changes to the carrying amount of goodwill by reporting unit for the six months ended June 30, 2018, and the year ended December 31, 2017 are provided in the following table.

(Dollars in thousands)	IBERIABANK	Mortgage	LTC	Total
Balance, December 31, 2016	$698,513	$23,178	$5,165	$726,856
Goodwill acquired during the year	462,046	—	—	462,046
Balance, December 31, 2017	$1,160,559	$23,178	$5,165	$1,188,902
Goodwill acquired during the year (preliminary allocation) and adjustments	31,490	—	3,380	34,870
Balance, June 30, 2018	$1,192,049	$23,178	$8,545	$1,223,772
On March 23, 2018, the Company completed its acquisition of Gibraltar. In connection with the acquisition, the Company has recorded $52.5 million of goodwill based on preliminary fair value estimates of the assets acquired and liabilities assumed in the business combination as of June 30, 2018. On January 12, 2018, the Company's subsidiary, LTC, completed its acquisition of SolomonParks. In connection with the acquisition, LTC recorded $3.4 million of goodwill based on preliminary estimates. In addition, measurement period adjustments to preliminary fair value estimates related to the acquisition of Sabadell United were updated during the six months ended June 30, 2018, reducing goodwill by $21.0 million. The accounting for the acquisition of Sabadell United was complete as of June 30, 2018. See Note 3 for additional information regarding these acquisitions.
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
Mortgage Servicing Rights
Mortgage servicing rights are recorded at the lower of cost or market value in “other intangible assets” on the Company's consolidated balance sheets and amortized over the remaining servicing life of the loans, with consideration given to prepayment assumptions. Mortgage servicing rights had the following carrying values as of the periods indicated:

	June 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(Dollars in thousands)
Mortgage servicing rights	$10,822	$(4,323)	$6,499	$9,588	$(3,931)	$5,657

Title Plant
The Company held title plant assets recorded in “other intangible assets” on the Company's consolidated balance sheets totaling $6.8 million on June 30, 2018 and $6.7 million on December 31, 2017. The increase in title plant assets was the result of the SolomonParks acquisition during the first quarter of 2018. No events or changes in circumstances occurred during the six months ended June 30, 2018 to suggest the carrying value of the title plant was not recoverable.

Intangible assets subject to amortization
In connection with the acquisition of Gibraltar, the Company recorded $18.5 million of core deposit intangible assets. Core deposit intangible assets are subject to amortization over a ten year period. In connection with the acquisition of SolomonParks, the Company recorded $156 thousand of non-compete agreement intangible assets. Non-compete agreement intangible assets are subject to amortization over a five year period. Definite-lived intangible assets had the following carrying values included in “other intangible assets” on the Company’s consolidated balance sheets as of the periods indicated:

	June 30, 2018			December 31, 2017
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible assets	$136,183	$(52,812)	$83,371	$127,957	$(51,971)	$75,986
Customer relationship intangible asset	1,385	(1,284)	101	1,143	(996)	147
Non-compete agreement	206	(48)	158	63	(39)	24
Total	$137,774	$(54,144)	$83,630	$129,163	$(53,006)	$76,157

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
Cash flow hedge relationships mitigate exposure to the variability of future cash flows or other forecasted transactions. The Company enters into interest rate swap agreements in a cash flow hedge to convert forecasted variable interest payments to a fixed rate on its junior subordinated debt. In addition, on May 17, 2018, the Company entered into an interest rate collar and designated the instrument as a cash flow hedge of the risk of fluctuations in interest rates, thereby reducing the Company's exposure to variability in cash flows from variable-rate loans.
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
Information pertaining to outstanding derivative instruments is as follows:

	Balance Sheet Location	Derivative Assets - Fair Value		Balance Sheet Location	Derivative Liabilities - Fair Value
(Dollars in thousands)		June 30, 2018	December 31, 2017		June 30, 2018	December 31, 2017
Derivatives designated as hedging instruments under ASC Topic 815:
Interest rate contracts	Other assets	$305	$—	Other liabilities	$—	$—
Total derivatives designated as hedging instruments under ASC Topic 815		$305	$—		$—	$—
Derivatives not designated as hedging instruments under ASC Topic 815:
Interest rate contracts	Other assets	$4,083	$20,446	Other liabilities	$32,660	$16,191
Foreign exchange contracts	Other assets	17	7	Other liabilities	17	7
Forward sales contracts	Other assets	114	136	Other liabilities	700	279
Written and purchased options	Other assets	8,385	10,654	Other liabilities	5,219	8,656
Other contracts	Other assets	9	22	Other liabilities	11	21
Total derivatives not designated as hedging instruments under ASC Topic 815		$12,608	$31,265		$38,607	$25,154
Total		$12,913	$31,265		$38,607	$25,154

	Derivative Assets - Notional Amount		Derivative Liabilities - Notional Amount
(Dollars in thousands)	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Derivatives designated as hedging instruments under ASC Topic 815:
Interest rate contracts	$258,500	$—	$—	$108,500
Total derivatives designated as hedging instruments under ASC Topic 815	$258,500	$—	$—	$108,500

Derivatives not designated as hedging instruments under ASC Topic 815:
Interest rate contracts	$1,340,648	$1,218,464	$1,340,648	$1,218,464
Foreign exchange contracts	881	268	881	268
Forward sales contracts	45,434	82,347	187,728	142,578
Written and purchased options	305,931	278,638	157,594	165,198
Other contracts	33,705	29,755	74,530	86,744
Total derivatives not designated as hedging instruments under ASC Topic 815	$1,726,599	$1,609,472	$1,761,381	$1,613,252
Total	$1,985,099	$1,609,472	$1,761,381	$1,721,752

The Company has entered into risk participation agreements with counterparties to transfer or assume credit exposures related to interest rate derivatives. The notional amounts of risk participation agreements sold were $74.5 million and $86.7 million at June 30, 2018 and December 31, 2017, respectively. Assuming all underlying third party customers referenced in the swap contracts defaulted at June 30, 2018 and December 31, 2017, the exposure from these agreements would not be material based on the fair value of the underlying swaps.
The Company is party to collateral agreements with certain derivative counterparties. Such agreements require that the Company maintain collateral based on the fair values of individual derivative transactions. In the event of default by the Company, the counterparty would be entitled to the collateral.
At June 30, 2018, the Company was not required to post collateral due to the Company's derivative position at the balance sheet date. At December 31, 2017, the Company was required to post $552 thousand in cash or securities as collateral for its derivative transactions, which is included in "interest-bearing deposits in banks" on the Company’s consolidated balance sheets. Effective January 3, 2017, the Chicago Mercantile Exchange and LCH.Clearnet Limited amended their rulebooks to legally characterize variation margin payments for over-the-counter derivatives they clear as settlements of the derivatives' exposure rather than collateral against the exposures. In light of changes to the aforementioned rulebooks, the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency ("OCC") and the FDIC issued guidance effective August 14, 2017, which is consistent with the SEC's accounting guidance, that allows institutions to treat centrally-cleared derivatives as settled for purposes of the capital rule. At June 30, 2018 and December 31, 2017, the Company was required to post $37.3 million and $5.1 million, respectively, in variation margin payments for its derivative transactions, which is required to be netted against the fair value of the derivatives in "other assets/other liabilities" on the consolidated balance sheets. The Company does not anticipate additional assets will be required to be posted as collateral, nor does it believe additional assets would be required to settle its derivative instruments immediately if contingent features were triggered at June 30, 2018. The Company’s master netting agreements represent written, legally enforceable bilateral agreements that (1) create a single legal obligation for all individual transactions covered by the master agreement and (2) in the event of default, provide the non-defaulting counterparty the right to accelerate, terminate, and close-out on a net basis all transactions under the agreement and to promptly liquidate or set-off collateral posted by the defaulting counterparty. As permitted by U.S. GAAP, the Company does not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against recognized fair value amounts of derivatives executed with the same counterparty under a master netting agreement.

The following table reconciles the gross amounts presented in the consolidated balance sheets to the net amounts that would result in the event of offset.

	June 30, 2018
	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet		Net
(Dollars in thousands)		Derivatives	Collateral (1)
Derivatives subject to master netting arrangements
Derivative assets
Interest rate contracts designated as hedging instruments	$305	$—	$—	$305
Interest rate contracts not designated as hedging instruments	4,083	(310)	—	3,773
Written and purchased options	5,268	—	—	5,268
Total derivative assets subject to master netting arrangements	$9,656	$(310)	$—	$9,346

Derivative liabilities
Interest rate contracts not designated as hedging instruments	$32,660	$(310)	$—	$32,350
Written and purchased options	5,121	—	—	5,121
Total derivative liabilities subject to master netting arrangements	$37,781	$(310)	$—	$37,471
(1) Consists of cash collateral recorded at cost, which approximates fair value, and investment securities.

	December 31, 2017
	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet		Net
(Dollars in thousands)		Derivatives	Collateral (1)
Derivatives subject to master netting arrangements
Derivative assets
Interest rate contracts not designated as hedging instruments	$20,446	$(12,469)	$—	$7,977
Written and purchased options	8,610	—	—	8,610
Total derivative assets subject to master netting arrangements	$29,056	$(12,469)	$—	$16,587

Derivative liabilities
Interest rate contracts designated as hedging instruments	$—	$—	$—	$—
Interest rate contracts not designated as hedging instruments	16,191	(12,469)	(552)	3,170
Total derivative liabilities subject to master netting arrangements	$16,191	$(12,469)	$(552)	$3,170
(1) Consists of cash collateral recorded at cost, which approximates fair value, and investment securities.
During the six months ended June 30, 2018 and 2017, the Company has not reclassified into earnings any gain or loss as a result of the discontinuance of cash flow hedges because it was probable the original forecasted transaction would not occur by the end of the originally specified term.
At June 30, 2018, the Company does not expect to reclassify a material amount from accumulated other comprehensive income into interest income over the next twelve months for derivatives that will be settled.

At June 30, 2018 and 2017, and for the three and six months then ended, information pertaining to the effect of the hedging instruments on the consolidated financial statements is as follows:

						Location of Gain (Loss) Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing)
	Amount of Gain (Loss) Recognized in OCI, net of taxes		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income, net of taxes

(Dollars in thousands)	For the Three Months Ended June 30,
Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	2018	2017		2018	2017		2018	2017
Interest rate contracts	$1,395	$(996)	Interest expense	$(40)	$(103)	Interest expense	$—	$—
Total	$1,395	$(996)		$(40)	$(103)		$—	$—

						Location of Gain (Loss) Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing)
	Amount of Gain (Loss) Recognized in OCI, net of taxes		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income, net of taxes

(Dollars in thousands)	For the Six Months Ended June 30,
Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	2018	2017		2018	2017		2018	2017
Interest rate contracts	$3,944	$(923)	Other income (expense)	$(156)	$(148)	Other income (expense)	$—	$—
Total	$3,944	$(923)		$(156)	$(148)		$—	$—

Information pertaining to the effect of derivatives not designated as hedging instruments on the consolidated financial statements as of June 30, is as follows:

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)		2018	2017	2018	2017
Interest rate contracts (1)	Other income	$1,458	$1,299	$2,507	$2,416
Foreign exchange contracts	Other income	5	7	10	14
Forward sales contracts	Mortgage income	228	(1,526)	3,615	(1,886)
Written and purchased options	Mortgage income	517	(1,586)	1,165	(931)
Other contracts	Other income	(2)	5	(5)	9
Total		$2,206	$(1,801)	$7,292	$(378)
(1) Includes fees associated with customer interest rate contracts.

NOTE 9 – INCOME TAXES

The Company's provision for income taxes for the three and six months ended June 30, 2018 and 2017 is based on the estimated annual effective tax rate, plus discrete items.

The following table presents the provision for income taxes and the effective tax rates for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Income before income tax expense	$105,581	$80,051	$186,754	$153,043
Income tax expense	30,457	28,033	48,009	50,552
Effective tax rate	28.8%	35.0%	25.7%	33.0%

The difference between the Company's effective tax rate for the three and six months ended June 30, 2018 and the U.S. statutory tax rate of 21%, primarily relates to the discrete item of $6.6 million in income tax expense due to the write-down of deferred tax assets associated with the finalization of the accounting for the Sabadell United acquisition and the related impact of the Tax Act on those adjustments. This adjustment increased the current period effective tax rate by 6.2% from 22.6% to 28.8%. Other items impacting the difference between the Company's effective tax rates for the three and six months ended June 30, 2018 and 2017 and the U.S. statutory tax rates of 21% and 35%, respectively, primarily relates to tax-exempt income, non-deductible expenses, state income taxes (net of federal income tax benefit), and the recognition of tax credits. The effective tax rate may vary significantly due to fluctuations in the amount and source of pretax income, changes in amounts of non-deductible expenses, and timing of the recognition of tax credits.

Provisional amounts in effective tax rate

On December 22, 2017, President Trump signed the Tax Cuts and Jobs Act (the "Tax Act") into law. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period in which the new legislation is enacted. In the case of U.S. federal income taxes, the enactment date is the date the bill becomes law (i.e., upon presidential signature). Among other provisions, the most significant to the Company is the reduction of the corporate income tax rate from 35% to 21%. With respect to the legislation, the Company recognized a provisional one-time increase in tax expense of $51.0 million as of December 31, 2017 due to a re-measurement of deferred tax assets and liabilities resulting from the decrease in the corporate income tax rate. The Company made no adjustment to the provisional amounts during the first quarter of 2018. During the three months ended June 30, 2018, the Company recognized an adjustment of $6.6 million in income tax expense due to the write-down of deferred tax assets associated with the finalization of the accounting for the Sabadell United acquisition and the related impact of the Tax Act on those adjustments. This adjustment increased the current period effective tax rate by 6.2% from 22.6% to 28.8%. The accounting for the tax effects of the Tax Act remained incomplete as of June 30, 2018. The Company is in the process of analyzing certain aspects of the Tax Act, obtaining additional information, and refining its calculations, which could potentially affect the measurement of these balances. Information which could result in adjustment to the provisional amount includes, but is not limited to, the filing of the Sabadell United tax returns, elections or changes in IRS tax methods, and further analysis of tax positions. Our estimates may also be affected as we gain a more thorough understanding of the Tax Act. Consistent with the guidance provided under ASC 740, the Company recorded impacts from enactment of the Tax Act in the fourth quarter of 2017 subject to Staff Accounting Bulletin 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118"). SAB 118 provides a measurement period not to extend beyond one year of the enactment date to adjust the accounting for certain elements of the tax reform.

NOTE 10 – SHAREHOLDERS' EQUITY, CAPITAL RATIOS AND OTHER REGULATORY MATTERS

Preferred Stock
The following table presents a summary of the Company's non-cumulative perpetual preferred stock:

					June 30, 2018	December 31, 2017
	Issuance Date	Earliest Redemption Date	Annual Dividend Rate	Liquidation Amount	Carrying Amount	Carrying Amount
(Dollars in thousands)
Series B Preferred Stock	8/5/2015	8/1/2025	6.625%	$80,000	$76,812	$76,812
Series C Preferred Stock	5/9/2016	5/1/2026	6.600%	57,500	55,285	55,285
				$137,500	$132,097	$132,097
Common Stock
During the second quarter of 2018, the Company's Board of Directors authorized the repurchase of up to 1,137,500 shares of IBERIABANK Corporation's outstanding common stock. Stock repurchases under this program will be made from time to time, on the open market or in privately negotiated transactions. The timing of these repurchases will depend on market conditions and other requirements. The share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares, and expires during the second quarter of 2020. The program may be extended, modified, suspended, or discontinued at any time.
During the second quarter of 2018, the Company repurchased 400,000 common shares for approximately $30.7 million at a weighted average cost of $76.67 per share, which included 335,000 common shares repurchased under a plan previously approved by the Board of Directors that has subsequently expired. At June 30, 2018, the remaining common shares that could be repurchased under the current Board-approved plan was 1,073,500 shares. Subsequent to quarter-end and through August 7, 2018, the Company repurchased 363,210 common shares for approximately $30.4 million.
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
Management believes that, as of June 30, 2018, the Company and IBERIABANK met all capital adequacy requirements to which they are subject.
As of June 30, 2018, the most recent notification from the FRB categorized IBERIABANK as well-capitalized under the regulatory framework for prompt corrective action (the prompt corrective action requirements are not applicable to the Company). To be categorized as well-capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed that categorization.

The Company’s and IBERIABANK’s actual capital amounts and ratios as of June 30, 2018 and December 31, 2017 are presented in the following tables.

(Dollars in thousands)	June 30, 2018
	Minimum		Well-Capitalized		Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage
Consolidated	$1,144,692	4.00%	N/A	N/A	$2,731,144	9.54%
IBERIABANK	1,141,764	4.00	1,427,204	5.00	2,689,020	9.42
Common Equity Tier 1 (CET1) (1)
Consolidated	$1,090,973	4.50%	N/A	N/A	$2,599,047	10.72%
IBERIABANK	1,088,655	4.50	1,572,501	6.50	2,689,020	11.12
Tier 1 Risk-Based Capital (1)
Consolidated	$1,454,631	6.00%	N/A	N/A	$2,731,144	11.27%
IBERIABANK	1,451,540	6.00	1,935,386	8.00	2,689,523	11.12
Total Risk-Based Capital (1)
Consolidated	$1,939,508	8.00%	N/A	N/A	$2,998,654	12.37%
IBERIABANK	1,935,386	8.00	2,419,233	10.00	2,840,029	11.74

	December 31, 2017
	Minimum		Well-Capitalized		Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage
Consolidated	$1,073,381	4.00%	N/A	N/A	$2,509,496	9.35%
IBERIABANK	1,070,789	4.00	1,338,487	5.00	2,437,275	9.10
Common Equity Tier 1 (CET1) (1)
Consolidated	$1,011,732	4.50%	N/A	N/A	$2,377,398	10.57%
IBERIABANK	1,009,553	4.50	1,458,243	6.50	2,437,275	10.86
Tier 1 Risk-Based Capital (1)
Consolidated	$1,348,977	6.00%	N/A	N/A	$2,509,496	11.16%
IBERIABANK	1,346,070	6.00	1,794,760	8.00	2,437,275	10.86
Total Risk-Based Capital (1)
Consolidated	$1,798,635	8.00%	N/A	N/A	$2,780,095	12.37%
IBERIABANK	1,794,760	8.00	2,243,450	10.00	2,591,374	11.55
(1) Minimum capital ratios are subject to a capital conservation buffer. In order to avoid limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers, an institution must hold a capital conservation buffer above its minimum risk-based capital requirements. This capital conservation buffer is calculated as the lowest of the differences between the actual CET1 ratio, Tier 1 Risk-Based Capital Ratio, and Total Risk-Based Capital ratio and the corresponding minimum ratios. At June 30, 2018, the required minimum capital conservation buffer was 1.875%, and will increase by 0.625% and be fully phased-in on January 1, 2019 at 2.50%. At June 30, 2018, the capital conservation buffers of the Company and IBERIABANK were 4.37% and 3.74%, respectively.

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
The following table presents the calculation of basic and diluted earnings per share for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2018	2017	2018	2017
Earnings per common share - basic:
Net income	$75,124	$52,018	$138,745	$102,491
Less: Preferred stock dividends	949	949	4,547	4,548
Less: Dividends and undistributed earnings allocated to unvested restricted shares	767	361	1,409	707
Net income allocated to common shareholders - basic	$73,408	$50,708	$132,789	$97,236
Weighted average common shares outstanding	55,931	50,630	54,780	48,389
Earnings per common share - basic	1.31	1.00	2.42	2.01
Earnings per common share - diluted:
Net income allocated to common shareholders - basic	$73,408	$50,708	$132,789	$97,236
Adjustment for undistributed earnings allocated to unvested restricted shares	(7)	(2)	(26)	(39)
Net income allocated to common shareholders - diluted	$73,401	$50,706	$132,763	$97,197
Weighted average common shares outstanding	55,931	50,630	54,780	48,389
Dilutive potential common shares	356	354	353	362
Weighted average common shares outstanding - diluted	56,287	50,984	55,133	48,751
Earnings per common share - diluted	$1.30	$0.99	$2.41	$1.99
For the three months ended June 30, 2018, and 2017, the calculations for basic shares outstanding exclude the weighted average shares owned by the Recognition and Retention Plan (“RRP”) of 595,856 and 365,087, respectively. For the six months ended June 30, 2018, and 2017, basic shares outstanding exclude 601,018 and 385,876 shares owned by the RRP, respectively.
The effects from the assumed exercises of 156,988 and 69,289 stock options were not included in the computation of diluted earnings per share for the three months ended June 30, 2018 and 2017, respectively, because such amounts would have had an antidilutive effect on earnings per common share. For the six months ended June 30, 2018, and 2017, the effects from the assumed exercise of 156,988 and 69,289 stock options, respectively, were not included in the computation of diluted earnings per share because such amounts would not have an antidilutive effect on earnings per common share.

NOTE 12 – SHARE-BASED COMPENSATION
The Company has various types of share-based compensation plans that permit the granting of awards in the form of stock options, restricted stock, restricted share units and phantom stock. These plans are administered by the Compensation Committee of the Board of Directors, which selects persons eligible to receive awards and determines the terms, conditions and other provisions of the awards. At June 30, 2018, awards of 1,143,224 shares could be made under approved incentive compensation plans. The Company issues shares to fulfill stock option exercises and restricted share units and restricted stock awards vesting from available authorized common shares. At June 30, 2018, the Company believes there are adequate authorized shares to satisfy anticipated stock option exercises and restricted share unit and restricted stock award vesting.
Stock option awards
The Company issues stock options under various plans to directors, officers and other key employees. The option exercise price cannot be less than the fair value of the underlying common stock as of the date of the option grant and the maximum option term cannot exceed ten years.
The following table represents the activity related to stock options during the periods indicated:

	Number of Shares	Weighted Average Exercise Price
Outstanding options, December 31, 2016	721,538	$55.38
Granted	71,491	85.42
Exercised	(64,163)	55.05
Forfeited or expired	(15,091)	74.72
Outstanding options, June 30, 2017	713,775	$58.01
Exercisable options, June 30, 2017	470,841	$55.79

Outstanding options, December 31, 2017	686,366	$58.24
Granted	96,507	81.99
Exercised	(34,745)	53.48
Forfeited or expired	(22,524)	66.80
Outstanding options, June 30, 2018	725,604	$61.36
Exercisable options, June 30, 2018	505,477	$56.55
The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option awards. The following weighted-average assumptions were used for option awards issued during the following periods:

	For the Six Months Ended June 30,
	2018	2017
Expected dividends	1.8%	1.7%
Expected volatility	24.3%	24.9%
Risk-free interest rate	2.7%	2.1%
Expected term (in years)	5.8	5.6
Weighted-average grant-date fair value	$18.44	$18.76
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

The following table represents the compensation expense that is included in non-interest expense and related income tax benefits in the accompanying consolidated statements of comprehensive income related to stock options for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Compensation expense related to stock options	$319	$344	$631	$789
Income tax benefit related to stock options	23	47	46	115
At June 30, 2018, there was $2.6 million of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 3.3 years.
Restricted stock awards
The Company issues restricted stock under various plans for certain officers and directors. The restricted stock awards may not be sold or otherwise transferred until certain restrictions have lapsed. The holders of the restricted stock receive dividends and have the right to vote the shares. The compensation expense for these awards is determined based on the market price of the Company's common stock at the date of grant applied to the total number of shares granted and is recognized over the vesting period (generally three to five years). As of June 30, 2018 and 2017, unrecognized share-based compensation expense associated with these awards totaled $35.5 million and $20.0 million, respectively. The unrecognized compensation expense related to restricted stock awards at June 30, 2018 is expected to be recognized over a weighted-average period of 1.5 years.
Restricted share units
During the first six months of 2018 and 2017, the Company issued restricted share units to certain of its executive officers. Restricted share units vest after the end of a three year performance period, based on satisfaction of the market and performance conditions set forth in the restricted share unit agreements. Recipients do not possess voting or investment power over the common stock underlying such units until vesting. The grant date fair value of these restricted share units is the same as the value of the corresponding number of shares of common stock, adjusted for assumptions surrounding the market-based conditions contained in the respective agreements. See Note 1, Summary of Significant Accounting Policies, in the 2017 10-K for further discussion of restricted share units with market or performance conditions.
The following table represents the compensation expense that was included in non-interest expense and related income tax benefits in the accompanying consolidated statements of comprehensive income related to restricted stock awards and restricted share units for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Compensation expense related to restricted stock awards and restricted share units	$4,927	$3,045	$9,349	$6,322
Income tax benefit related to restricted stock awards and restricted share units	1,035	1,066	1,963	2,213
The following table represents unvested restricted stock award and restricted share unit activity for the following periods:

	For the Six Months Ended June 30,
	2018	2017
Number of shares at beginning of period	738,187	543,258
Granted	224,170	163,353
Forfeited	(56,653)	(9,951)
Vested	(138,952)	(185,092)
Number of shares at end of period	766,752	511,568

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
The following table indicates compensation expense recorded for phantom stock based on the number of share equivalents vested at June 30 of the periods indicated and the current market price of the Company’s stock at that time:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Compensation expense related to phantom stock	$2,017	$2,889	$5,013	$5,942
The following table represents phantom stock award activity during the periods indicated.

(Dollars in thousands)	Number of share equivalents (1)	Value of share equivalents (2)
Balance, December 31, 2016	472,830	$39,600
Granted	105,048	8,561
Forfeited share equivalents	(15,104)	1,231
Vested share equivalents	(150,409)	12,555
Balance, June 30, 2017	412,365	$33,608

Balance, December 31, 2017	393,844	$30,523
Granted	140,804	10,673
Forfeited share equivalents	(45,821)	3,473
Vested share equivalents	(126,019)	10,519
Balance, June 30, 2018	362,808	$27,501

(1)	Number of share equivalents includes all reinvested dividend equivalents for the periods indicated.

(2)
Except for share equivalents at the beginning of each period, which are based on the value at that time, and vested share payments, which are based on the cash paid at the time of vesting, the value of share equivalents is calculated based on the market price of the Company’s stock at the end of the respective periods. The market price of the Company’s stock was $75.80 and $81.50 on June 30, 2018, and 2017, respectively.

NOTE 13 – FAIR VALUE MEASUREMENTS

See Note 1 “Summary of Significant Accounting Policies” to the consolidated financial statements of the 2017 10-K for a description of valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis.
Recurring fair value measurements
The Company has segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to estimate the fair value at the measurement date in the tables below. See Note 1, Summary of Significant Accounting Policies, in the 2017 10-K for a description of how fair value measurements are determined.

	June 30, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale	$—	$4,650,915	$—	$4,650,915
CRA and Community Development Investment Funds	—	1,878	—	1,878
Mortgage loans held for sale	—	78,843	—	78,843
Mortgage loans held for investment, at fair value option	—	18,274	—	18,274
Derivative instruments	—	12,913	—	12,913
Total	$—	$4,762,823	$—	$4,762,823
Liabilities
Derivative instruments	$—	$38,607	$—	$38,607
Total	$—	$38,607	$—	$38,607

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale	$—	$4,590,062	$—	$4,590,062
Mortgage loans held for sale	—	134,916	—	134,916
Mortgage loans held for investment, at fair value option	—	14,953	—	14,953
Derivative instruments	—	31,265	—	31,265
Total	$—	$4,771,196	$—	$4,771,196
Liabilities
Derivative instruments	$—	$25,154	$—	$25,154
Total	$—	$25,154	$—	$25,154
During the six months ended June 30, 2018, there were no transfers between the Level 1 and Level 2 fair value categories.

Non-recurring fair value measurements
The Company has segregated all assets and liabilities that are measured at fair value on a non-recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below.

	June 30, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Loans	$—	$—	$71,748	$71,748
OREO, net	—	—	1,721	1,721
Total	$—	$—	$73,469	$73,469

	December 31, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Loans	$—	$—	$71,210	$71,210
OREO, net	—	—	3,029	3,029
Total	$—	$—	$74,239	$74,239
The tables above exclude the initial measurement of assets and liabilities that were acquired as part of the business combinations disclosed in Note 3, Acquisition Activity. These assets and liabilities were recorded at their fair value upon acquisition in accordance with U.S. GAAP and were not re-measured during the periods presented unless specifically required by U.S. GAAP. Acquisition date fair values represent either Level 2 fair value measurements (investment securities, deposits, property, and equipment) or Level 3 fair value measurements (loans, core deposit intangible assets, and debt.) Refer to Note 3, Acquisition Activity, for further detail.
In accordance with the provisions of ASC Topic 310, the Company records certain loans considered impaired at their estimated fair value. A loan is considered impaired if it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Fair value is measured at the estimated fair value of the collateral for collateral-dependent loans.
The Company did not record any liabilities at fair value for which measurement of the fair value was made on a non-recurring basis as of June 30, 2018 and December 31, 2017.
Fair value option
The Company has elected the fair value option for originated residential mortgage loans held for sale, which allows for a more effective offset of the changes in fair values of the loans and the derivative instruments used to hedge them without the burden of complying with the requirements for hedge accounting. The Company also has a portion of mortgage loans held for investment for which the fair value option was elected upon origination and continue to be accounted for at fair value at June 30, 2018 and December 31, 2017, respectively.
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for mortgage loans held for sale and mortgage loans held for investment measured at fair value:

	June 30, 2018			December 31, 2017
(Dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Unpaid Principal
Mortgage loans held for sale, at fair value	$78,843	$76,675	$2,168	$134,916	$131,276	$3,640
Mortgage loans held for investment, at fair value	18,274	20,548	(2,274)	14,953	16,306	(1,353)

Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest income on loans held for sale in the consolidated statements of comprehensive income. The following table details net gains (losses) resulting from the change in fair value of loans that were recorded in mortgage income in the consolidated statements of comprehensive income for the three and six months ended June 30, 2018 and 2017. The changes in fair value are mostly offset by economic hedging activities, with an insignificant portion of these changes attributable to changes in instrument-specific credit risk.

	Net Gains (Losses) Resulting From Changes in Fair Value
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Fair value option
Mortgage loans held for sale, at fair value	$(331)	$32	$(1,472)	$871
Mortgage loans held for investment, at fair value	(172)	344	(921)	(65)

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
The carrying amount and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments are included in the tables below. See Note 1, Summary of Significant Accounting Policies, in the 2017 10-K for a description of how fair value measurements are determined, except for loans, amended upon implementation of ASU 2016-01, Financial Statements - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. See Note 2, Recent Accounting Pronouncements, in this Report for a description of how the fair value measurement is determined for loans beginning January 1, 2018.

		June 30, 2018
(Dollars in thousands)		Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Measurement Category
Fair Value
	Financial Assets
	Securities available for sale	$4,650,915	$4,650,915	$—	$4,650,915	$—
	CRA and Community Development Investment Funds	1,878	1,878	—	1,878	—
	Mortgage loans held for sale	78,843	78,843	—	78,843	—
	Derivative instruments	12,913	12,913	—	12,913	—

	Financial Liabilities
	Derivative instruments	38,607	38,607	—	38,607	—

Amortized Cost
	Financial Assets
	Cash and cash equivalents	$727,388	$727,388	$727,388	$—	$—
	Securities held to maturity	221,030	216,309	—	216,309	—
	Loans and leases, net of unearned income and allowance for loan and lease losses	21,939,207	21,825,925	—	—	21,825,925

	Financial Liabilities
	Deposits	23,430,458	23,425,170	—	23,425,170	—
	Short-term borrowings	1,054,213	1,054,213	459,213	595,000	—
	Long-term debt	1,438,614	1,423,382	—	—	1,423,382

		December 31, 2017
(Dollars in thousands)		Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Measurement Category
Fair Value
	Financial Assets
	Securities available for sale	$4,590,062	$4,590,062	$—	$4,590,062	$—
	Mortgage loans held for sale	134,916	134,916	—	134,916	—
	Derivative instruments	31,265	31,265	—	31,265	—

	Financial Liabilities
	Derivative instruments	25,154	25,154	—	25,154	—

Amortized Cost
	Financial Assets
	Cash and cash equivalents	$625,724	$625,724	$625,724	$—	$—
	Securities held to maturity	227,318	227,964	—	227,964	—
	Loans and leases, net of unearned income and allowance for loan and lease losses	19,937,290	19,826,857	—	—	19,826,857

	Financial Liabilities
	Deposits	21,466,717	21,460,782	—	21,460,782	—
	Short-term borrowings	991,297	991,297	516,297	475,000	—
	Long-term debt	1,495,835	1,476,899	—	—	1,476,899
The fair value estimates presented herein are based upon pertinent information available to management as of June 30, 2018 and December 31, 2017. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

•	Elimination of investment in subsidiary balances on certain operating segments included in total and average segment assets; and

•	Elimination of intercompany due to and due from balances on certain operating segments that are included in total and average segment assets.

	Three Months Ended June 30, 2018
(Dollars in thousands)	IBERIABANK	Mortgage	LTC	Consolidated
Interest and dividend income	$302,387	$1,436	$—	$303,823
Interest expense	47,710	—	—	47,710
Net interest income	254,677	1,436	—	256,113
Provision for/(reversal of) loan and lease losses	7,614	(19)	—	7,595
Mortgage income	—	13,721	—	13,721
Title revenue	—	—	6,846	6,846
Other non-interest income/(expense)	33,481	(105)	(3)	33,373
Allocated expenses/(income)	(3,873)	2,868	1,005	—
Non-interest expense	179,932	11,966	4,979	196,877
Income/(loss) before income tax expense	104,485	237	859	105,581
Income tax expense/(benefit)	30,211	17	229	30,457
Net income/(loss)	$74,274	$220	$630	$75,124
Total loans, leases, and loans held for sale, net of unearned income	$22,026,914	$127,712	$—	$22,154,626
Total assets	29,928,360	173,415	24,387	30,126,162
Total deposits	23,419,382	11,076	—	23,430,458
Average assets	29,599,468	148,210	23,174	29,770,852

	Three Months Ended June 30, 2017
(Dollars in thousands)	IBERIABANK	Mortgage	LTC	Consolidated
Interest and dividend income	$202,694	$1,881	$—	$204,575
Interest expense	20,932	—	—	20,932
Net interest income	181,762	1,881	—	183,643
Provision for/(reversal of) loan and lease losses	12,134	(84)	—	12,050
Mortgage income	—	19,730	—	19,730
Title revenue	—	—	6,190	6,190
Other non-interest income/(expense)	27,929	(11)	—	27,918
Allocated expenses/(income)	(3,322)	2,490	832	—
Non-interest expense	118,570	22,417	4,393	145,380
Income/(loss) before income tax expense	82,309	(3,223)	965	80,051
Income tax expense/(benefit)	28,745	(1,094)	382	28,033
Net income/(loss)	$53,564	$(2,129)	$583	$52,018
Total loans, leases, and loans held for sale, net of unearned income	$15,504,171	$192,804	$—	$15,696,975
Total assets	21,549,557	215,862	25,308	21,790,727
Total deposits	16,852,620	496	—	16,853,116
Average assets	21,593,026	226,326	24,185	21,843,537

	Six Months Ended June 30, 2018
(Dollars in thousands)	IBERIABANK	Mortgage	LTC	Consolidated
Interest and dividend income	$571,162	$3,203	$1	$574,366
Interest expense	85,364	—	—	85,364
Net interest income	485,798	3,203	1	489,002
Provision for/(reversal of) loan losses	15,605	(24)	—	15,581
Mortgage income	—	23,316	—	23,316
Title revenue	—	—	11,873	11,873
Other non-interest income/(expense)	63,387	(67)	(3)	63,317
Allocated expenses/(income)	(5,352)	4,034	1,318	—
Non-interest expense	351,748	23,882	9,543	385,173
Income/(loss) before income tax expense	187,184	(1,440)	1,010	186,754
Income tax expense/(benefit)	48,751	(393)	(349)	48,009
Net income/(loss)	$138,433	$(1,047)	$1,359	$138,745
Total loans and loans held for sale, net of unearned income	$22,026,914	$127,712	$—	$22,154,626
Total assets	29,928,360	173,415	24,387	30,126,162
Total deposits	23,419,382	11,076	—	23,430,458
Average assets	28,766,655	166,872	22,535	28,956,062

	Six Months Ended June 30, 2017
(Dollars in thousands)	IBERIABANK	Mortgage	LTC	Consolidated
Interest and dividend income	$393,517	$3,590	$1	$397,108
Interest expense	40,647	—	—	40,647
Net interest income	352,870	3,590	1	356,461
Provision for/(reversal of) loan losses	18,292	(88)	—	18,204
Mortgage income	—	33,845	—	33,845
Title revenue	—	—	10,931	10,931
Other non-interest income/(expense)	54,213	(21)	(6)	54,186
Allocated expenses/(income)	(5,496)	4,146	1,350	—
Non-interest expense	237,999	37,584	8,593	284,176
Income/(loss) before income tax expense	156,288	(4,228)	983	153,043
Income tax expense/(benefit)	51,574	(1,416)	394	50,552
Net income/(loss)	$104,714	$(2,812)	$589	$102,491
Total loans and loans held for sale, net of unearned income	$15,504,171	$192,804	$—	$15,696,975
Total assets	21,549,557	215,862	25,308	21,790,727
Total deposits	16,852,620	496	—	16,853,116
Average assets	21,572,094	256,343	24,032	21,852,469

NOTE 16 – COMMITMENTS AND CONTINGENCIES
Off-balance sheet commitments
In the normal course of business, to meet the financing needs of its customers, the Company is a party to credit-related financial instruments, with risk not reflected in the consolidated financial statements. These financial instruments include commitments to extend credit, standby letters of credit, and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The credit policies used for these commitments are consistent with those used for on-balance sheet instruments. The Company’s exposure to credit loss in the event of non-performance by its customers under such commitments or letters of credit represents the contractual amount of the financial instruments as indicated in the table below. At both June 30, 2018 and December 31, 2017, the fair value of guarantees under commercial and standby letters of credit was $2.1 million. This fair value will decrease as the existing commercial and standby letters of credit approach their expiration dates.
At June 30, 2018 and December 31, 2017, respectively, the Company had the following financial instruments outstanding and related reserves, whose contract amounts represent credit risk:

(Dollars in thousands)	June 30, 2018	December 31, 2017
Commitments to extend credit	$702,966	$342,305
Unfunded commitments under lines of credit	6,503,855	6,060,034
Commercial and standby letters of credit	213,341	210,002
Reserve for unfunded lending commitments	14,433	13,208
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
As of the date of this filing, the Company believes the amount of losses associated with legal proceedings that it is reasonably possible to incur above amounts already accrued and reported as of June 30, 2018 is not material.

NOTE 17 – RELATED PARTY TRANSACTIONS
In the ordinary course of business, the Company may execute transactions with various related parties. Examples of such transactions may include lending or deposit arrangements, transfers of financial assets, services for administrative support, and other miscellaneous items.
The Company has granted loans to executive officers and directors and their affiliates. These loans, including the related principal additions, principal payments, and unfunded commitments are not material to the consolidated financial statements at June 30, 2018 and December 31, 2017. There were no outstanding loans to such related parties classified as non-accrual, past due, or troubled debt restructurings at June 30, 2018.
Deposits from related parties held by the Company were not material at June 30, 2018 and December 31, 2017.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is intended to assist readers in understanding the consolidated financial condition and results of operations of IBERIABANK Corporation and its wholly owned subsidiaries (collectively, the “Company”) as of and for the period ended June 30, 2018, and updates the Annual Report on Form 10-K for the year ended December 31, 2017. This discussion should be read in conjunction with the unaudited consolidated financial statements, accompanying footnotes and supplemental financial data included herein. The emphasis of this discussion will be amounts as of June 30, 2018 compared to December 31, 2017 for the balance sheets and the three and six months ended June 30, 2018 compared to June 30, 2017 for the statements of comprehensive income. Certain amounts in prior year presentations have been reclassified to conform to the current year presentation.
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

EXECUTIVE SUMMARY
Corporate Profile
The Company is a $30.1 billion regional financial holding company with offices in Louisiana, Arkansas, Tennessee, Alabama, Texas, Florida, Georgia, South Carolina, North Carolina, and New York offering commercial, private banking, consumer, small business, wealth and trust management, retail brokerage, mortgage, and title insurance services.
A summary of the Company's financial position and results of operations as of and for the three and six months ended June 30, 2018 is provided below, with further detail provided in subsequent sections of Management's Discussion and Analysis.
Results in 2018 were impacted by the following significant items:

•
The Company acquired Sabadell United on July 31, 2017 for total consideration of $1.0 billion. The acquisition added $4.0 billion in loans and $4.4 billion in deposits (including approximately $0.9 billion of non-interest bearing deposits), and significantly impacted results in the first half of 2018 when compared to the same period of 2017. Acquired earning assets, offset by a lesser amount of acquired interest-bearing liabilities, resulted in higher net interest income. The acquisition benefited certain non-interest income streams, such as service charges on deposit accounts and trust department income, while additional associates and acquired locations increased salaries and employee benefits and net occupancy and equipment non-interest expenses.

•
The Company acquired Gibraltar on March 23, 2018 for total consideration of $214.7 million. The acquisition added $1.5 billion in loans and $1.1 billion in deposits. The Company incurred approximately $14.3 million and $30.6 million in pre-tax merger-related expenses during the three and six months ended June 30, 2018, resulting in a $0.20 and $0.43 reduction to GAAP EPS, respectively.

•
On December 22, 2017, President Trump signed the Tax Cuts and Jobs Act (the "Tax Act") into law. Among other provisions, the most significant to the Company is the reduction of the corporate income tax rate from 35% to 21%, effective January 1, 2018. The reduction in the corporate tax rate resulted in an estimated $0.18 benefit to GAAP EPS in the second quarter of 2018. Income tax expense was also impacted in the second quarter of 2018 by a $6.6 million write-down of deferred tax assets associated with the finalization of the accounting for the Sabadell United acquisition and the related impact of the Tax Act on those adjustments, resulting in a $0.12 reduction to GAAP EPS.

The following summarizes 2Q18 results compared to 2Q17 results:

•
Net income available to common shareholders for the three months ended June 30, 2018 totaled $74.2 million, or $1.30 diluted EPS, compared to $51.1 million, or $0.99 diluted EPS, for the same period of 2017. Non-GAAP core EPS, which excludes merger-related costs and other items disclosed in Table 17 - Non-GAAP measures, was $1.71 in the second quarter of 2018 compared to $1.10 for the same period of 2017.

•
Net interest income was $256.1 million for the second quarter of 2018, a $72.5 million, or 39%, increase compared to the same quarter of 2017. The increase in net interest income was primarily volume-related due to the Sabadell United and Gibraltar acquisitions, but was also impacted by higher earning asset yields and offset by higher funding costs, ultimately resulting in a 5 basis points increase to net interest margin on a tax-equivalent basis to 3.76% from 3.71%.

•
Non-interest income for the second quarter of 2018 remained relatively flat at $53.9 million when compared to the same period of 2017, driven by increases in services charges on deposit accounts and trust department income, offset by a decrease in mortgage income.

•
Non-interest expense for the second quarter of 2018 increased $51.5 million, or 35%, to $196.9 million compared to the same period of 2017, largely due to acquisition-related increases in salaries and employee benefits expense and branch closure expenses.

•
The Company recorded a provision for loan and lease losses of $7.6 million for the quarter ended June 30, 2018, a $4.5 million, or 37%, decrease from the provision recorded for the same period of 2017, primarily driven by an improvement in asset quality, requiring lower specific reserves on impaired loans.

•
Income before income tax expense increased $25.5 million to $105.6 million for the three months ended June 30, 2018, compared to the same period of 2017; however, income tax expense only increased $2.4 million to $30.5 million for the second quarter of 2018. Income tax expense was impacted in 2018 by the reduction of the corporate income tax rate from 35% to 21%, effective January 1, 2018. This was offset by a $6.6 million write-down of deferred tax assets in the current quarter associated with the finalization of the accounting for the Sabadell United acquisition and the related adjustment to provisional amounts recorded upon enactment of the Tax Act. Excluding this adjustment, the current quarter effective tax rate would have been 22.6%. The effective tax rate was 28.8% and 35.0%, respectively, for the three months ended June 30, 2018 and 2017.

The following summarizes year-to-date 2018 compared to 2017 results:

•
Net income available to common shareholders for the six months ended June 30, 2018 totaled $134.2 million, or $2.41 diluted EPS, compared to $97.9 million, or $1.99 diluted EPS, for the same period of 2017. Non-GAAP core EPS, which excludes merger-related costs and other items disclosed in Table 17 - Non-GAAP measures, was $3.09 in the first half of 2018 compared to $2.13 for the same period of 2017.

•
Net interest income was $489.0 million for the first half of 2018, a $132.5 million, or 37%, increase compared to the same period of 2017. The increase in net interest income was primarily volume-related due to the Sabadell United and Gibraltar acquisitions, but was also impacted by higher earning asset yields and offset by higher funding costs. Net interest margin on a tax-equivalent basis increased 10 basis points to 3.72% from 3.62%.

•
Non-interest income decreased $0.5 million, or less than 1%, to $98.5 million during the six months ended June 30, 2018, primarily due to a decrease in mortgage income offset by increases in certain of the Company's fee income businesses.

•
Non-interest expense for the first six months of 2018 increased $101.0 million, or 36%, to $385.2 million compared to the same period of 2017, largely due to acquisition-related increases in salaries and employee benefits expense, branch closure expenses, amortization of intangibles, net occupancy and equipment expenses, and other merger and conversion-related expenses.

•
The Company recorded a provision for loan and lease losses of $15.6 million for the first half of 2018, a $2.6 million, or 14%, decrease from the provision recorded for the same period of 2017, primarily driven by an improvement in asset quality in the first six months 2018.

•
Income before income tax expense increased $33.7 million to $186.8 million for the six months ended June 30, 2018 compared to the same period of 2017; however, income tax expense decreased $2.5 million to $48.0 million for the first half of 2018. The decrease in income tax expense is primarily related to the reduction of the corporate income tax rate from 35% to 21%, effective January 1, 2018. This was partially offset by a $6.6 million write-down of deferred tax assets in the second quarter of 2018 associated with the finalization of the accounting for the Sabadell United acquisition and the related adjustment to provisional amounts recorded upon enactment of the Tax Act. The effective tax rate was 25.7% and 33.0%, respectively, for the six months ended June 30, 2018 and 2017.

Summary of Financial Condition at June 30, 2018 Compared to December 31, 2017

•	Total assets at June 30, 2018 were $30.1 billion, up $2.2 billion, or 8%, from December 31, 2017, driven by $1.6 billion of assets acquired through the Gibraltar acquisition and organic growth.

•	Loans increased $2.0 billion, or 10%, in 2018, driven by $1.5 billion of loans acquired from Gibraltar and organic growth.

•	Total deposits increased $2.0 billion, or 9%, in 2018, driven by $1.1 billion of deposits acquired from Gibraltar and organic growth.

•	Asset quality and credit metrics improved as non-performing loans to total loans were 0.64% at June 30, 2018 compared to 0.76% at December 31, 2017.

•
Shareholders’ equity increased $216.6 million, or 6%, from year-end 2017, primarily driven by the issuance of 2.8 million shares of common stock in March 2018 as part of consideration for the Gibraltar acquisition.

•
On May 10, 2018, the Board of Directors of the Company authorized the repurchase of up to 1,137,500 shares of the Company's common stock. During the second quarter of 2018, the Company repurchased 400,000 common shares at a weighted average price of $76.67 per common share.

2018 Outlook
On July 20, 2018, the Company announced the following updates to the previously provided financial guidance for 2018 as management refined estimates based on six months of actual results. Management believes second quarter 2018 results are in-line with full year 2018 expectations.
The following further details management's expectations for 2018:

•	Average earning assets of approximately $27.4 billion to $27.6 billion;

•	Consolidated annualized loan growth of 12% to 15%;

•	Consolidated annualized deposit growth of 13% to 16%;

•	Provision expense of approximately $32 million to $37 million;

•	Non-interest income, on a non-GAAP core basis, of approximately $205 million to $210 million;

•	Non-interest expense, on a non-GAAP core basis, of approximately $692 million to $698 million;

•	An effective tax rate of approximately 22% to 23%;

•	Net interest margin of approximately 3.65% to 3.70%;

•	Pre-tax one time charges of approximately $37 million to $39 million; and

•	Stable credit quality.
Management also noted the following additional details regarding the updated 2018 financial guidance:

•	Pre-tax one time charges were updated to include the previously announced 2018 branch closures;

•	The updated 2018 financial guidance above assumes two additional federal funds rate increases in 2018; and

•	The expected effective tax rate for the year excludes the income tax effects of merger and other pre-tax non-core adjustments, as well as other income tax adjustments.
In addition, on April 19, 2018, the Company announced its 2020 Strategic Goals, which provide financial and operating targets for Company performance to meet or exceed by the end of 2020.
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

FINANCIAL OVERVIEW
The following table sets forth selected financial ratios and other relevant data used by management to analyze the Company's performance.
TABLE 1—SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

	As of and For the Three Months Ended June 30,
	2018	2017
Key Ratios (1)
Return on average assets	1.01%	0.96%
Core return on average assets (Non-GAAP) (2)	1.32	1.06
Return on average common equity	7.87	6.08
Core return on average tangible common equity (Non-GAAP) (2) (3)	16.70	8.86
Equity to assets at end of period	12.99	16.08
Earning assets to interest-bearing liabilities at end of period	145.38	153.37
Interest rate spread (4)	3.44	3.49
Net interest margin (TE) (4) (5)	3.76	3.71
Non-interest expense to average assets (annualized)	2.65	2.67
Efficiency ratio (6)	63.5	61.2
Core tangible efficiency ratio (TE) (Non-GAAP) (2) (3) (5) (6)	54.3	57.2
Common stock dividend payout ratio	28.9	36.2
Asset Quality Data
Non-performing assets to total assets at end of period (7)	0.54%	0.91%
Allowance for credit losses to non-performing loans at end of period (7)	107.50	87.66
Allowance for credit losses to total loans at end of period	0.68	1.01
Consolidated Capital Ratios
Tier 1 leverage capital ratio	9.54%	13.19%
Common Equity Tier 1 (CET1)	10.72	14.52
Tier 1 risk-based capital ratio	11.27	15.24
Total risk-based capital ratio	12.37	16.74

(1)	With the exception of end-of-period ratios, all ratios are based on average daily balances during the respective periods.

(2)	See Table 17 for GAAP to Non-GAAP reconciliations.

(3)	Tangible calculations eliminate the effect of goodwill and acquisition-related intangible assets and the corresponding amortization expense on a tax-effected basis where applicable.

(4)
Interest rate spread represents the difference between the weighted average yield on earning assets and the weighted average cost of interest-bearing liabilities. Net interest margin represents net interest income as a percentage of average earning assets.

(5)	Fully taxable equivalent ("TE") calculations include the tax benefit associated with related income sources that are tax-exempt using a rate of 21% in 2018 and 35% in 2017.

(6)	The efficiency ratio represents non-interest expense as a percentage of total revenues. Total revenues are the sum of net interest income and non-interest income.

(7)	Non-performing loans consist of non-accruing loans and loans 90 days or more past due. Non-performing assets consist of non-performing loans and repossessed assets.

ANALYSIS OF RESULTS OF OPERATIONS
Net Interest Income/Net Interest margin
Net interest income is the difference between interest realized on earning assets and interest paid on interest-bearing liabilities and is also the largest driver of earnings. As such, it is subject to constant scrutiny by management. The rate of return and relative risk associated with earning assets are weighed to determine the appropriateness and mix of earning assets. Additionally, the need for lower cost funding sources is weighed against relationships with clients and future growth opportunities. The Company’s net interest spread, which is the difference between the yields earned on average earning assets and the rates paid on average interest-bearing liabilities, was 3.44% and 3.49%, during the three months ended June 30, 2018 and 2017, respectively, and 3.42% and 3.41% for the six months ended June 30, 2018 and 2017, respectively. The Company’s net interest margin on a taxable equivalent (“TE”) basis, which is net interest income (TE) as a percentage of average earning assets, was 3.76% and 3.71%, respectively, for the three months ended June 30, 2018 and 2017, and 3.72% and 3.62% respectively, for the six months ended June 30, 2018 and 2017.

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
TABLE 2—QUARTERLY AVERAGE BALANCES, NET INTEREST INCOME AND INTEREST YIELDS / RATES

	Three Months Ended June 30,
	2018			2017
(Dollars in thousands)	Average Balance	Interest Income/Expense (1)	Yield/ Rate (TE)(2)	Average Balance	Interest Income/Expense (1)	Yield/ Rate (TE)(2)
Earning Assets:
Loans:
Commercial loans	$14,631,985	$178,830	4.92%	$11,136,842	$127,301	4.64%
Residential mortgage loans	4,041,259	47,215	4.67%	1,319,207	14,345	4.35%
Consumer and other loans	3,157,476	44,431	5.64%	2,827,958	37,620	5.34%
Total loans	21,830,720	270,476	4.98%	15,284,007	179,266	4.74%
Loans held for sale	72,917	836	4.59%	145,274	1,248	3.44%
Investment securities(3)	4,958,769	29,325	2.42%	4,029,491	22,306	2.32%
Other earning assets	580,477	3,186	2.20%	650,083	1,755	1.08%
Total earning assets	27,442,883	303,823	4.46%	20,108,855	204,575	4.13%
Allowance for loan losses	(145,565)			(146,448)
Non-earning assets	2,473,534			1,881,130
Total assets	$29,770,852			$21,843,537
Interest-bearing liabilities
Deposits:
NOW accounts	$4,494,064	$8,620	0.77%	$3,124,243	$3,507	0.45%
Savings and money market accounts	9,146,302	18,434	0.81%	7,079,773	9,029	0.51%
Certificates of deposit	2,719,627	9,105	1.34%	1,964,234	4,576	0.93%
Total interest-bearing deposits (4)	16,359,993	36,159	0.89%	12,168,250	17,112	0.56%
Short-term borrowings	1,037,473	3,327	1.29%	352,410	227	0.26%
Long-term debt	1,381,625	8,224	2.39%	628,632	3,593	2.29%
Total interest-bearing liabilities	18,779,091	47,710	1.02%	13,149,292	20,932	0.64%
Non-interest-bearing demand deposits	6,795,878			4,992,598
Non-interest-bearing liabilities	281,820			200,673
Total liabilities	25,856,789			18,342,563
Shareholders’ equity	3,914,063			3,500,974
Total liabilities and shareholders’ equity	$29,770,852			$21,843,537
Net earning assets	$8,663,792			$6,959,563
Net interest income/ Net interest spread		$256,113	3.44%		$183,643	3.49%
Net interest income (TE) / Net interest margin (TE) (1)		$257,562	3.76%		$186,131	3.71%

(1)	Interest income includes loan fees of $0.8 million and $0.7 million for the three-month periods ended June 30, 2018 and 2017, respectively.

(2)	Taxable equivalent yields are calculated using a rate of 21% for 2018 and a rate of 35% for 2017.

(3)	Balances exclude unrealized gains or losses on securities available for sale and the impact of trade date accounting.

(4)	Total deposit costs for the quarters ended June 30, 2018 and 2017 were 0.63% and 0.40%, respectively.

TABLE 3—YEAR-TO-DATE AVERAGE BALANCES, NET INTEREST INCOME AND INTEREST YIELDS / RATES

	Six Months Ended June 30,
	2018			2017
(Dollars in thousands)	Average Balance	Interest Income/Expense (1)	Yield/ Rate (TE)(2)	Average Balance	Interest Income/Expense (1)	Yield/ Rate (TE)(2)
Earning Assets:
Loans:
Commercial loans	$14,361,314	$343,490	4.84%	$11,027,883	$246,906	4.57%
Residential mortgage loans	3,598,974	81,709	4.54%	1,296,266	27,193	4.20%
Consumer and other loans	3,050,324	83,346	5.51%	2,841,390	74,143	5.26%
Total loans	21,010,612	508,545	4.89%	15,165,539	348,242	4.67%
Loans held for sale	90,873	1,990	4.38%	160,309	2,219	2.77%
Investment securities(3)	4,901,427	57,419	2.40%	3,886,106	42,234	2.28%
Other earning assets	629,915	6,412	2.05%	885,278	4,413	1.01%
Total earning assets	26,632,827	574,366	4.36%	20,097,232	397,108	4.03%
Allowance for loan losses	(144,934)			(145,890)
Non-earning assets	2,468,169			1,901,127
Total assets	$28,956,062			$21,852,469
Interest-bearing liabilities
Deposits:
NOW accounts	$4,429,171	$15,701	0.71%	$3,181,347	$6,597	0.42%
Savings and money market accounts	8,906,526	33,013	0.75%	7,145,295	17,358	0.49%
Certificates of deposit	2,596,241	15,689	1.22%	2,023,661	9,214	0.92%
Total interest-bearing deposits (4)	15,931,938	64,403	0.82%	12,350,303	33,169	0.54%
Short-term borrowings	1,010,843	5,851	1.17%	381,407	504	0.27%
Long-term debt	1,379,487	15,110	2.21%	623,591	6,974	2.26%
Total interest-bearing liabilities	18,322,268	85,364	0.94%	13,355,301	40,647	0.62%
Non-interest-bearing demand deposits	6,538,622			4,984,815
Non-interest-bearing liabilities	278,861			211,274
Total liabilities	25,139,751			18,551,390
Shareholders’ equity	3,816,311			3,301,079
Total liabilities and shareholders’ equity	$28,956,062			$21,852,469
Net earning assets	$8,310,559			$6,741,931
Net interest income/ Net interest spread		$489,002	3.42%		$356,461	3.41%
Net interest income (TE) / Net interest margin (TE) (1)		$491,912	3.72%		$361,435	3.62%

(1)	Interest income includes loan fees of $1.6 million and $1.4 million for the six-month periods ended June 30, 2018 and 2017, respectively.

(2)	Taxable equivalent yields are calculated using a rate of 21% for 2018 and a rate of 35% for 2017.

(3)	Balances exclude unrealized gains or losses on securities available for sale and the impact of trade date accounting.

(4)	Total deposit costs for the six months ended June 30, 2018 and 2017 were 0.58% and 0.39%, respectively.

Net interest income increased $72.5 million to $256.1 million in the second quarter of 2018 when compared to the same quarter of 2017. Rate changes contributed to 6% of this increase while 94% was volume-driven. The primarily volume-driven increase in net interest income for the second quarter of 2018 is the result of a $7.3 billion, or 36%, increase in average earning assets, primarily due to the Sabadell United and Gibraltar acquisitions, and a 33 basis points, or 8%, increase in earning asset yield. This increase is partially offset by a $5.6 billion, or 43%, increase in average interest-bearing liabilities compared to the second quarter of 2017, and a 38 basis points, or 59%, increase in associated costs. The total cost of funding in 2Q18 was 75 basis points, compared to 46 basis points in 2Q17. Net interest margin on a tax-equivalent basis increased 5 basis points to 3.76% from 3.71% when comparing the periods.
Net interest income increased $132.5 million to $489.0 million in the first half of 2018 when compared to the same period of 2017. Rate changes contributed to 9% of this increase while 91% was volume-driven. The primarily volume-driven increase in net interest income for the first half of 2018 is the result of a $6.5 billion, or 33%, increase in average earning assets, primarily due to the Sabadell United and Gibraltar acquisitions, and a 33 basis points, or 8%, increase in earning asset yield. This increase is partially offset by a $5.0 billion, or 37%, increase in average interest-bearing liabilities compared to the first half of 2017, and a 32 basis points, or 52%, increase in associated costs. The total cost of funding in the first half of 2018 was 68 basis points, compared to 44 basis points in the first half of 2017. Net interest margin on a tax-equivalent basis increased 10 basis points to 3.72% from 3.62% when comparing the periods. See Table 4 below for additional information regarding the changes in net interest income.
The drivers of the increases in the earning asset yields for both the three and six months ended June 30, 2018 included the repricing of variable rate legacy loans and origination coupons above existing portfolio rates, increased recoveries and discount accretion on the acquired loan portfolio, as well as improved purchase yields within the investment securities portfolio. The increases in funding costs when comparing the second quarters of 2018 and 2017 as well as the six months ended June 30, 2018 and 2017 were driven by upward repricing of indexed deposits as well as higher rates on promotional deposit offerings. In addition, funding costs also grew year-over-year as a result of the impact of the Sabadell and Gibraltar acquisitions, which included higher acquired deposit costs relative to the Company's legacy business. The increases in both earning asset yields and funding costs in late 2017 and now 2018 were impacted by the Federal Open Market Committee's interest rate increases of 25 basis points in December 2017, March 2018, and June 2018.
Average loans made up 80% and 76% of average earning assets in the second quarters of 2018 and 2017, respectively, and 79% and 75% for the first six months of 2018 and 2017, respectively. Average loans increased $6.5 billion when comparing the second quarters of 2018 and 2017, and increased $5.8 billion when comparing the six months ended June 30, 2018 and 2017. The associated taxable-equivalent yield increased 24 basis points when comparing the second quarters of 2018 and 2017, and increased 22 basis points when comparing the six months ended June 30, 2018 and 2017. The increase in average loans was primarily attributable to the $4.0 billion and $1.5 billion in loans acquired through the Sabadell United and Gibraltar acquisitions, respectively, as well as growth within the legacy loan portfolio. The increases in the average loan yields were primarily driven by increased recoveries and discount accretion on the acquired loan portfolio in the second quarter of 2018. Average investment securities increased $0.9 billion when compared to the same quarter of 2017 and increased $1.0 billion when compared to the six months ended June 30, 2017, also primarily driven by the acquisitions.
Average interest-bearing deposits made up 87% and 93% of average interest-bearing liabilities in the second quarters of 2018 and 2017, respectively, and 87% and 92% for the six months ended June 30, 2018 and 2017, respectively. The average balance of interest-bearing deposits increased $4.2 billion when comparing the second quarters of 2018 and 2017, and increased $3.6 billion when comparing the six months ended June 30, 2018 and 2017, primarily related to the Sabadell United and Gibraltar acquisitions. The rate paid for interest-bearing deposits increased by 33 basis points when comparing the second quarters of 2018 and 2017, and increased 28 basis points when comparing the first six months of 2018 and 2017. The total cost of interest-bearing liabilities increased 38 basis points when comparing the second quarters of 2018 and 2017, and increased 32 basis points when comparing the first six months of 2018 and 2017. In addition to the impact of higher core deposits from the aforementioned acquisitions, the total cost of interest-bearing liabilities also rose due to an upward repricing of indexed deposits, promotional deposit pricing, and increases in the average rate paid on short-term borrowings as maturing advances had lower rates.

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
TABLE 4 - SUMMARY OF CHANGES IN NET INTEREST INCOME

	Three months ended June 30, 2018 compared to June 30, 2017			Six months ended June 30, 2018 compared to June 30, 2017

	Change Attributable To			Change Attributable To
(Dollars in thousands)	Volume	Rate	Net Increase (Decrease)	Volume	Rate	Net Increase (Decrease)
Earning assets:
Loans:
Commercial loans	$41,348	$10,181	$51,529	$77,344	$19,240	$96,584
Residential mortgage loans	31,725	1,145	32,870	52,103	2,413	54,516
Consumer and other loans	4,718	2,093	6,811	5,974	3,229	9,203
Loans held for sale	(746)	334	(412)	(1,200)	971	(229)
Investment securities	5,408	1,611	7,019	11,683	3,502	15,185
Other earning assets	68	1,363	1,431	(990)	2,989	1,999
Net change in income on earning assets	82,521	16,727	99,248	144,914	32,344	177,258
Interest-bearing liabilities:
Deposits:
NOW accounts	1,954	3,159	5,113	3,241	5,863	9,104
Savings and money market accounts	3,456	5,949	9,405	5,459	10,196	15,655
Certificates of deposit	2,120	2,409	4,529	3,003	3,472	6,475
Borrowings	7,168	563	7,731	12,352	1,131	13,483
Net change in expense on interest-bearing liabilities	14,698	12,080	26,778	24,055	20,662	44,717
Change in net interest income	$67,823	$4,647	$72,470	$120,859	$11,682	$132,541

Provision for Loan and Lease Losses
Management of the Company formally assesses the ACL quarterly and will make provisions for loan and lease losses and unfunded lending commitments as necessary in order to maintain the appropriateness of the ACL at the balance sheet date.
The Company recorded a provision for loan and lease losses of $7.6 million for the three months ended June 30, 2018, a $4.5 million, or 37%, decrease from the provision recorded for the same period of 2017. The Company’s total provision for credit losses during the three months ended June 30, 2018, which includes the provision for unfunded lending commitments recorded in non-interest expense, was $7.7 million, which was $3.2 million, or 29% below the total provision recorded in the first three months of 2017. For the six months ended June 30, 2018, the Company's provision for loan and lease losses of $15.6 million was a $2.6 million, or 14%, decrease from the same period of 2017, while the Company's total provision for credit losses was $15.9 million, which was $1.5 million, or 9% below the total provision recorded in the first six months of 2017. The decrease in the provision for credit losses was primarily due to an improvement in asset quality, as both non-performing assets and net charge-offs are lower than in 2017. The Company's provision in 2018 was also limited by asset resolutions and cash flow events on acquired loans that reduced the required ALLL for that portfolio.
See the "Asset Quality" section for further discussion on past due loans, non-performing assets, troubled debt restructurings and the allowance for credit losses.

Non-interest Income
The Company’s operating results for the three months ended June 30, 2018 included non-interest income of $53.9 million compared to $53.8 million for the same period of 2017. This $0.1 million increase in non-interest income included the following increases, which were primarily driven by recent acquisitions: $2.2 million increase in trust department income; $1.5 million increase in service charges on deposits; $0.7 million increase in title revenue; and $0.6 million increase in credit card and merchant-related income; offset by a $6.0 million decrease in mortgage income. The decline in mortgage income was 26% volume-related, including an $86.8 million decline in originations and a $44.1 million decrease in sales volume, while reduced margins in the secondary market contributed to 74% of the decline. The Company's focus on originating mortgage loans held for sale has partially shifted with a mix of new products that entered the portfolio in 2017 and 2018. In addition, an unfavorable fair value adjustment on mortgage loans originated with the intent to sell, which are accounted for under the fair value option, impacted mortgage income during the second quarter of 2018.
On a year-to-date basis, non interest income decreased $0.5 million from the first six months of 2017 to $98.5 million primarily the result of a $10.5 million decrease in mortgage income offset by increases in certain of the Company's fee income businesses. The decline in mortgage income was 41% volume-related, including a $144.4 million decline in originations and a $116.9 million decrease in sales volume, while reduced margins in the secondary market contributed to 59% of the decline. Mortgage income was also negatively impacted by unfavorable fair value adjustments compared to the first six months of 2017.
The decrease in mortgage income during the first half of 2018 compared to the same period of 2017 was offset by the following increases, primarily acquisition-related:

•	Trust department income increased $3.7 million;

•	Service charges on deposits increased $3.3 million;

•	Title revenue increased $0.9 million; and

•	Credit card and merchant-related income increased $1.2 million.
Non-interest Expense
The Company’s results for the second quarter of 2018 included non-interest expense of $196.9 million, an increase of $51.5 million compared to the same quarter of 2017, largely due to merger and compensation-related expenses from acquisition activity. For the quarter, the Company’s efficiency ratio was 63.5%, compared to 61.2% in the second quarter of 2017.
Salaries and employee benefits increased $21.1 million in the second quarter of 2018 when compared to the same period of 2017. Full-time equivalent employees increased by 353 over that period, primarily related to associates brought over from the Sabadell United acquisition (and to a lesser extent, the Gibraltar and SolomonParks acquisitions), which increased compensation and related benefit expenses by $14.5 million. Severance, retention, and other merger-related compensation expenses increased $6.6 million, primarily driven by the Gibraltar acquisition. In addition, merit raises, off cycle pay increases, and incentive expense contributed to the increase in salaries and employee benefits between periods.
The following acquisition-related expenses also drove the increase in non-interest expense in the second quarter of 2018 compared to the second quarter of 2017:

•	Errors, fines, and losses increased $15.2 million, primarily due to branch consolidations/closures;

•	Amortization of acquisition intangibles increased $4.5 million;

•	Net occupancy and equipment increased $3.6 million, primarily due to acquired locations;

•	Data processing increased $2.6 million, primarily due to an increase in computer software expenses; and

•	Insurance expenses increased $2.5 million, due to an increase in FDIC Deposit Insurance premiums.
The increase in non-interest expense in the second quarter of 2018 compared to the same period of 2017 was partially offset by a decrease of $4.1 million in professional services. This decrease is primarily driven by the $6.0 million HUD litigation accrual recorded in the second quarter of 2017.
Non-interest expense for the first half of 2018 increased $101.0 million to $385.2 million, when compared to the first half of 2017, also primarily driven by merger and compensation-related expenses from acquisition activity.

Salaries and employee benefits increased $43.9 million in the first half of 2018 when compared to the same period of 2017, primarily related to associates brought over from the recent acquisitions, which increased compensation and related benefit expenses by $30.0 million. Severance, retention, and other merger-related compensation expenses increased $11.6 million, primarily driven by the Gibraltar acquisition. Also, in the first quarter of 2018, the Company rewarded certain associates a one-time cash bonus following the enactment of tax reform legislation, increasing bonus expense by $2.3 million. In addition, merit raises, off cycle pay increases, incentive expense, and restricted stock grants contributed to the increase in salaries and employee benefits between periods.
The following acquisition-related expenses also drove the increase in non-interest expense in the first half of 2018 compared to the first half of 2017:

•	Errors, fines, and loses increased $21.3 million, primarily due to branch consolidations/closures;

•	Amortization of acquisition intangibles increased $7.8 million;

•	Data processing increased $8.6 million, primarily conversion related;

•	Net occupancy and equipment increased $7.7 million, primarily due to acquired locations; and

•	Insurance expenses increased $5.0 million, due to an increase in FDIC Deposit Insurance premiums.
The increase in non-interest expense in the first half of 2018 compared to the same period of 2017 was offset by a decrease in professional services of $2.0 million. This decrease is primarily driven by the $6.0 million HUD litigation accrual recorded in the second quarter of 2017.
Income Taxes
For the three months ended June 30, 2018 and 2017, the Company recorded income tax expense of $30.5 million and $28.0 million, respectively, which resulted in an effective income tax rate of 28.8% and 35.0%, respectively. For the six months ended June 30, 2018 and 2017, the Company recorded income tax expense of $48.0 million and $50.6 million, respectively, which resulted in an effective income tax rate of 25.7% for the first half of 2018 and 33.0% for the same period of 2017. The decrease in the effective income tax rate is primarily related to the reduction of the corporate income tax rate from 35% to 21%, effective January 1, 2018.

The difference between the Company's effective tax rate for the three and six months ended June 30, 2018 and the U.S. statutory tax rate of 21%, primarily relates to the discrete item of $6.6 million in income tax expense due to the write-down of deferred tax assets associated with the finalization of the accounting for the Sabadell United acquisition and the related impact of the Tax Act on those adjustments. This adjustment increased the current period effective tax rate by 6.2% from 22.6% to 28.8%. Other items impacting the difference between the Company's effective tax rates for the three and six months ended June 30, 2018 and 2017 and the U.S. statutory tax rates of 21% and 35%, respectively, primarily relates to tax-exempt income, non-deductible expenses, state income taxes (net of federal income tax benefit), and the recognition of tax credits. The effective tax rate may vary significantly due to fluctuations in the amount and source of pretax income, changes in amounts of non-deductible expenses, and timing of the recognition of tax credits.
FINANCIAL CONDITION
The following discussion highlights the Company’s major categories of earning assets.
Loans and Leases
The Company had total loans and leases of $22.1 billion at June 30, 2018, an increase of $2.0 billion from December 31, 2017, which includes $1.5 billion acquired in the first quarter of 2018 from Gibraltar, and supplemented by legacy loan growth of $1.1 billion, or 8%, offset by pay-downs and pay-offs on loans primarily from prior period acquisitions.
The Company’s loan to deposit ratio was 94% at both June 30, 2018 and December 31, 2017. The percentage of fixed-rate loans to total loans decreased from 41% at the end of 2017 to 39% at June 30, 2018.

The major categories of loans outstanding at June 30, 2018 and December 31, 2017 are presented in the following table.
TABLE 5—SUMMARY OF LOANS

	June 30, 2018		December 31, 2017		$ Change	% Change
(Dollars in thousands)	Balance	Mix	Balance	Mix
Commercial loans and leases:
Real estate- construction	$1,183,367	5%	$1,240,396	6%	(57,029)	(5)
Real estate- owner-occupied	2,641,824	12	2,529,885	12	111,939	4
Real estate- non-owner occupied	5,467,113	25	5,167,949	26	299,164	6
Commercial and industrial (1)	5,512,416	25	5,135,067	26	377,349	7
Total commercial loans and leases	14,804,720	67	14,073,297	70	731,423	5

Residential mortgage loans	4,124,538	19	3,056,352	15	1,068,186	35

Consumer loans:
Home equity	2,410,617	11	2,292,275	12	118,342	5
Other	735,908	3	656,257	3	79,651	12
Total consumer loans	3,146,525	14	2,948,532	15	197,993	7
Total loans and leases	$22,075,783	100%	$20,078,181	100%	1,997,602	10

(1)	Includes equipment financing leases.
Loan Portfolio Components
The Company believes its loan portfolio is diversified by product and geography throughout its footprint. With the Gibraltar acquisition, the Company added $1.5 billion of loans and expanded its presence in Southeast Florida and entered New York. Excluding acquired loans, loan growth thus far in 2018 was strongest in the the Energy Group (reserve-based lending), Corporate Asset Finance division (equipment financing business), and the New Orleans market. Loans in the Energy Group increased $183.4 million, or 43% since December 31, 2017. Our Corporate Asset Finance division, which was created in 2017, grew loans and leases $156.7 million, or 58%, thus far in 2018. Our New Orleans market had growth of $111.3 million, or 6%, in the first six months of 2018.
Commercial Loans
Total commercial loans and leases increased $731.4 million, or 5%, from December 31, 2017. Commercial loans and leases decreased to 67% of the total portfolio at June 30, 2018 compared to 70% at December 31, 2017, primarily due to a mix-shift from the acquisition of a relatively large residential mortgage portfolio from Gibraltar. Unfunded commitments on commercial loans including approved loan commitments not yet funded were $5.7 billion at June 30, 2018, an increase of $701.4 million, or 14%, when compared to the end of the prior year.

Commercial real estate loans include loans to commercial customers for long-term financing of land and buildings or for land development or construction of a building. These loans are repaid from revenues through operations of the businesses, rents of properties, sales of properties and refinances. The Company’s underwriting standards generally provide for loan terms of three to seven years, with amortization schedules of generally no more than twenty-five years. Low loan-to-value ratios are generally maintained and usually limited to no more than 80% at the time of origination. The commercial real estate portfolio is comprised of approximately 13% construction loans, 28% owner-occupied loans, and 59% non-owner-occupied loans as of June 30, 2018, consistent with 14%, 28%, and 58%, respectively, at December 31, 2017. Commercial real estate loans increased $354.1 million, or 4%, during the first six months of 2018, primarily from $292.5 million in acquired Gibraltar loans.

Commercial and industrial loans and leases represent loans to commercial customers to finance general working capital needs, equipment purchases and leases and other projects where repayment is derived from cash flows resulting from business operations. The Company originates commercial business loans on a secured and, to a lesser extent, unsecured basis. The Company’s commercial business loans may be term loans or revolving lines of credit. Term loans are generally structured with terms of no more than three to seven years, with amortization schedules of generally no more than fifteen years. Commercial business term loans are generally secured by equipment, machinery or other corporate assets. The Company also provides for revolving lines of credit generally structured as advances upon perfected security interests in accounts receivable and inventory. Revolving lines of credit generally have annual maturities. The Company obtains personal guarantees of the principals as additional security for most commercial business loans. As of June 30, 2018, commercial and industrial loans and leases totaled $5.5 billion, a $377.3 million, or 7% increase, from December 31, 2017, which includes approximately $43.1 million in loans acquired from Gibraltar. Commercial and industrial loans and leases comprised 25% of the total portfolio at June 30, 2018 and 26% at December 31, 2017.
The following table details the Company’s commercial loans and leases by state.
TABLE 6—COMMERCIAL LOANS AND LEASES BY STATE OF ORIGINATION

(Dollars in thousands)	June 30, 2018	December 31, 2017	$ Change	% Change
Louisiana	$3,507,673	$3,472,648	35,025	1
Florida	4,915,449	4,671,023	244,426	5
Alabama	1,251,657	1,238,482	13,175	1
Texas	2,114,301	1,961,832	152,469	8
Georgia	1,063,011	1,023,600	39,411	4
Arkansas	708,091	704,283	3,808	1
Tennessee	597,274	576,538	20,736	4
New York	40,928	—	40,928	100
South Carolina and North Carolina	49,201	20,246	28,955	143
Other (1)	557,135	404,645	152,490	38
Total	$14,804,720	$14,073,297	731,423	5

(1)	Other loans include primarily equipment financing and corporate asset financing leases, which the Company does not classify by state.
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
Total residential mortgage loans increased $1.1 billion, or 35%, compared to December 31, 2017, primarily the result of approximately $929.6 million in acquired Gibraltar residential mortgage loans.
Consumer and Other Loans
The Company offers consumer loans in order to provide a full range of retail financial services to customers in the communities in which it operates. The Company originates substantially all of its consumer loans in its primary market areas. At June 30, 2018, $3.1 billion, or 14%, of the total loan portfolio was comprised of consumer loans, compared to $2.9 billion, or 15%, at the end of 2017.

The majority of the consumer loan portfolio is comprised of home equity loans. Home equity lending allows customers to borrow against the equity in their home and is secured by a first or second mortgage on the borrower’s residence. Real estate market values at the time the loan is secured affect the amount of credit extended. Changes in these values may impact the extent of potential losses. Home equity loans were $2.4 billion at June 30, 2018, an increase of $118.3 million from December 31, 2017. Unfunded commitments related to home equity loans and lines were $1.0 billion at June 30, 2018, an increase of $94.5 million, or 10%, from the end of 2017.
All other consumer loans, which consist of credit card loans, automobile loans and other personal loans, increased $79.7 million, or 12%, from December 31, 2017, primarily from an increase of $112.0 million in other personal loans, $24.9 million of which was acquired from Gibraltar, partially offset by a decrease in indirect automobile loans, a product that is no longer offered.
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
TABLE 7—CONSUMER LOANS BY STATE OF ORIGINATION

(Dollars in thousands)	June 30, 2018	December 31, 2017	$ Change	% Change
Louisiana	$1,097,894	$1,119,462	(21,568)	(2)
Florida	989,775	805,453	184,322	23
Alabama	285,886	277,601	8,285	3
Texas	127,697	131,942	(4,245)	(3)
Georgia	137,833	131,910	5,923	4
Arkansas	227,656	237,627	(9,971)	(4)
Tennessee	81,191	89,383	(8,192)	(9)
New York	47,699	—	47,699	100
South Carolina and North Carolina	32	4	28	700
Other (1)	150,862	155,150	(4,288)	(3)
Total	$3,146,525	$2,948,532	197,993	7

(1)	Other loans include primarily credit card and indirect consumer loans, which the Company does not classify by state.
TABLE 8—CONSUMER LOANS BY CREDIT SCORE

(Dollars in thousands)	June 30, 2018	December 31, 2017
Above 720	$2,049,927	$1,666,261
660-720	563,986	702,118
Below 660	532,612	580,153
Total consumer loans	$3,146,525	$2,948,532

Mortgage Loans Held for Sale
The Company continues to sell the majority of conforming mortgage loan originations in the secondary market rather than assume the interest rate risk associated with these longer term assets. Upon the sale, the Company retains servicing on a limited portion of these loans. Loans held for sale totaled $78.8 million at June 30, 2018, a decrease of $56.1 million, or 42%, from $134.9 million at year-end 2017, as sales activity has outpaced originations during the first two quarters of 2018. Origination and sales volumes have decreased from the comparable 2017 period from reduced activity due to higher interest rates.

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
Investment Securities
Investment securities increased by $54.6 million, or 1%, since December 31, 2017 to $4.9 billion at June 30, 2018, primarily due to purchases of additional investment securities, partially offset by unfavorable market valuation on available-for-sale securities. Approximately 95% of the Company's investment portfolio is in available-for-sale securities, which experience unrealized losses as interest rates rise. Investment securities approximated 16% and 17% of total assets at June 30, 2018 and December 31, 2017, respectively.
All of the Company's mortgage-backed securities were issued by government-sponsored enterprises at June 30, 2018 and December 31, 2017. The Company does not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, or structured investment vehicles, nor does it hold any private label collateralized mortgage obligations, subprime, Alt-A, sovereign debt, or second lien elements in its investment portfolio. At June 30, 2018 and December 31, 2017, the Company's investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.
Funds generated as a result of sales and prepayments of investment securities are used to fund loan growth and purchase other securities. The Company continues to monitor market conditions and take advantage of market opportunities with appropriate risk and return elements.
Short-term Investments
Short-term investments primarily result from excess funds invested overnight in interest-bearing deposit accounts at the FRB and the FHLB of Dallas. These balances fluctuate daily depending on the funding needs of the Company and earn interest at the current FHLB and FRB discount rates. The balance in interest-bearing deposits at other institutions increased $121.6 million, or 40%, from December 31, 2017 to $428.1 million at June 30, 2018, primarily due to deposit growth. The Company’s cash activity is further discussed in the “Liquidity and Other Off-Balance Sheet Activities” section below.
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
Under GAAP, certain loan modifications or restructurings are designated as TDRs. In general, the modification or restructuring of a debt constitutes a TDR if the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider under current market conditions. See Note 1, Summary of Significant Accounting Policies, in the 2017 10-K for further details.
Non-performing Assets
The Company defines non-performing assets as non-accrual loans, accruing loans more than 90 days past due, OREO, and foreclosed property. Management continuously monitors and transfers loans to non-accrual status when warranted.
The Company accounts for loans currently or formerly covered by loss sharing agreements with the FDIC, other loans acquired with deteriorated credit quality, as well as all loans acquired with significant discounts that did not exhibit deteriorated credit quality at acquisition, in accordance with ASC Topic 310-30. Collectively, all loans accounted for under ASC 310-30 are referred to as "acquired impaired loans." Application of ASC Topic 310-30 results in significant accounting differences, compared to loans originated or acquired by the Company that are not accounted for under ASC 310-30. See Note 1, Summary of Significant Accounting Policies, in the 2017 10-K for further details.
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
TABLE 9—NON-PERFORMING ASSETS AND TROUBLED DEBT RESTRUCTURINGS

(Dollars in thousands)	June 30, 2018	December 31, 2017	$ Change	% Change
Non-accrual loans:
Commercial	$100,044	$111,726	(11,682)	(10)
Mortgage	13,066	17,387	(4,321)	(25)
Consumer and credit card	18,045	16,275	1,770	11
Total non-accrual loans	131,155	145,388	(14,233)	(10)
Accruing loans 90 days or more past due	9,314	6,900	2,414	35
Total non-performing loans (1) (4)	140,469	152,288	(11,819)	(8)
OREO and foreclosed property (2)	22,267	26,533	(4,266)	(16)
Total non-performing assets (1)	162,736	178,821	(16,085)	(9)
Performing troubled debt restructurings (3)	88,341	81,291	7,050	9
Total non-performing assets and performing troubled debt restructurings (1)	$251,077	$260,112	(9,035)	(3)
Non-performing loans to total loans (1) (4)	0.64%	0.76%
Non-performing assets to total assets (1)	0.54%	0.64%
Non-performing assets and performing troubled debt restructurings to total assets (1)	0.83%	0.93%
Allowance for credit losses to non-performing loans	107.50%	101.19%
Allowance for credit losses to total loans	0.68%	0.77%

(1)	Non-performing loans and non-performing assets include accruing loans 90 days or more past due.

(2)	OREO and foreclosed property at June 30, 2018 and December 31, 2017 include $5.6 million and $4.5 million, respectively, of former bank properties held for development or resale.

(3)
Performing troubled debt restructurings for June 30, 2018 and December 31, 2017 exclude $71.2 million and $68.5 million, respectively, in troubled debt restructurings that meet non-performing asset criteria.

(4)
Non-performing loans exclude acquired impaired loans, even if contractually past due or if the Company does not expect to receive payment in full, as the Company is currently accreting interest income over the expected life of the loans.

Total non-performing assets decreased $16.1 million, or 9%, compared to December 31, 2017, as non-performing loans decreased $11.8 million. Non-performing loans were 0.64% of total loans at June 30, 2018, 12 basis points lower than at December 31, 2017. Total non-performing assets were 0.54% of total assets at June 30, 2018, ten basis points below December 31, 2017. The decrease in non-accrual loans was primarily related to the payments and charge-offs of non-accrual loans since December 31, 2017. Including TDRs that are in compliance with their modified terms, total non-performing assets and TDRs decreased $9.0 million during the first six months of 2018.
The allowance for credit losses covered 107.5% of non-performing loans at June 30, 2018 compared to 101.2% at December 31, 2017. The Company has considered collateral support on non-performing assets in determining the allowance for credit losses.
At June 30, 2018, the Company had $205.4 million of commercial assets classified as substandard and $39.9 million of commercial assets classified as doubtful. Accordingly, the aggregate of the Company’s classified commercial assets was $245.3 million, or 0.81% of assets and 1.66% of total commercial loans. At December 31, 2017, classified commercial assets totaled $298.5 million, or 1.07% of assets and 2.12% of total commercial loans. The $53.2 million decrease in commercial classified assets over the past six months is primarily due to payments on these classified assets.
In addition to the problem loans described above, there were $179.1 million of commercial loans classified as special mention at June 30, 2018. Special mention loans are defined as loans with potential weaknesses that may, if not corrected, result in future deterioration of the loan. Special mention loans were 1.21% of total commercial loans at June 30, 2018 and 1.49% at December 31, 2017. Special mention loans at June 30, 2018 decreased $30.9 million, or 15%, from December 31, 2017, primarily from upgrades to a limited number of customer relationships during the first half of 2018.

Past Due and Non-accrual Loans
Past due status is based on the contractual terms of loans. Total past due and non-accrual loans were 0.83% of total loans and leases at June 30, 2018 compared to 1.07% at December 31, 2017. Additional information on past due loans and leases is presented in the following table.
TABLE 10—PAST DUE AND NON-ACCRUAL LOAN SEGREGATION (1)

	June 30, 2018		December 31, 2017
(Dollars in thousands)	Amount	% of Outstanding Balance	Amount	% of Outstanding Balance	$ Change	% Change
Accruing:
30-59 days past due	$27,674	0.13	$36,818	0.18	(9,144)	(25)
60-89 days past due	15,485	0.07	24,899	0.12	(9,414)	(38)
90-119 days past due	7,397	0.03	5,986	0.03	1,411	24
120 days past due or more	1,917	0.01	914	0.01	1,003	110
	52,473	0.24	68,617	0.34	(16,144)	(24)
Non-accrual:	131,155	0.59	145,388	0.73	(14,233)	(10)
Total past due and non-accrual loans	$183,628	0.83	$214,005	1.07	(30,377)	(14)

(1)
Past due and non-accrual loan amounts exclude acquired impaired loans, even if contractually past due or if the Company does not expect to receive payment in full, as the Company is currently accreting interest income over the expected life of the loans.

Total past due and non-accrual loans decreased $30.4 million from December 31, 2017 to $183.6 million at June 30, 2018. The change was due to both a $16.1 million decrease in accruing loans past due and a decrease of $14.2 million in non-accrual loans. The decrease in accruing past due loans was primarily a result of a limited number of commercial credits that moved from 30-89 days past due at December 31, 2017 to current at June 30, 2018. 53% of accruing loans past due were past due less than 60 days (compared to 54% at December 31, 2017).
Allowance for Credit Losses
The allowance for credit losses represents management’s best estimate of probable credit losses inherent at the balance sheet date. Determination of the allowance for credit losses involves a high degree of complexity and requires significant judgment. Several factors are taken into consideration in the determination of the overall allowance for credit losses. Based on facts and circumstances available, management of the Company believes that the allowance for credit losses was appropriate at June 30, 2018 to cover probable losses in the Company’s loan portfolio. However, future adjustments to the allowance may be necessary, and the results of operations could be adversely affected, if circumstances differ substantially from the assumptions used by management in determining the allowance for credit losses. See the “Application of Critical Accounting Policies and Estimates” and Note 1, Summary of Significant Accounting Policies, in the Annual Report on Form 10-K for the year ended December 31, 2017 for more information.

The following table sets forth the activity in the Company’s allowance for credit losses for the six-month periods ended June 30, 2018 and 2017.
TABLE 11—SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR CREDIT LOSSES

(Dollars in thousands)	June 30, 2018	June 30, 2017
Allowance for loan and lease losses at beginning of period	$140,891	$144,719
Provision for loan and lease losses	15,581	18,204
Transfer of balance to OREO and other	(3,943)	258
Charge-offs	(22,734)	(19,480)
Recoveries	6,781	2,524
Allowance for loan and lease losses at end of period	136,576	146,225

Reserve for unfunded commitments at beginning of period	13,208	11,241
Balance created in acquisition accounting	900	—
Provision for (Reversal of) unfunded commitments	325	(779)
Reserve for unfunded lending commitments at end of period	14,433	10,462
Allowance for credit losses at end of period	$151,009	$156,687
The allowance for credit losses was $151.0 million at June 30, 2018, or 0.68% of total loans and leases, $3.1 million lower than at December 31, 2017. The allowance for credit losses as a percentage of loans and leases was 0.77% at December 31, 2017. The decrease in the allowance for credit losses as a percentage of loans and leases was primarily the result of the acquired Gibraltar loans, as those acquired loans are recorded at estimated fair value as of the acquisition date, which includes an estimate of expected losses in this portfolio, and as a result, no allowance for loan losses is established as of the acquisition date. Additionally, recoveries on acquired loans during 2018 reduced the required allowance for credit losses for that portfolio.
Net charge-offs during the second quarter of 2018 were $11.7 million, an increase of $0.8 million from the comparable 2017 period. Net charge-offs were 0.21% of average loans and leases on an annualized basis for the second quarter of 2018 compared to 0.29% for the comparable 2017 period. The decrease in net charge-off percentage is due to both an increase in average loans and leases between periods and one large charge-off in the current quarter that was specifically reserved for in a prior period.
Net charge-offs during the first six months of 2018 were $16.0 million, or 0.15% of average loans and leases on an annualized basis, as compared to net charge-offs of $17.0 million, or 0.23% annualized, for the first six months of 2017. The decrease in net charge-offs was primarily the result of higher recoveries in 2018, including one commercial recovery of $3.3 million, partially offset by a $3.3 million increase in gross charge-offs during the comparable periods. The provision for loan and lease losses covered 98% and 107% of net charge-offs for the first six months of 2018 and 2017, respectively.
At June 30, 2018 and December 31, 2017, the ALLL covered 97% and 93% of total non-performing loans, respectively.
FUNDING SOURCES
Deposits, both those obtained from clients in its primary market areas and those acquired through acquisitions, are the Company’s principal source of funds for use in lending and other business purposes. The Company attracts local deposit accounts by offering a wide variety of products, competitive interest rates and convenient branch office locations and service hours, as well as on-line banking services at www.iberiabank.com and www.virtualbank.com. Increasing core deposits is a continuing focus of the Company and has been accomplished through the development of client relationships and acquisitions. Short-term and long-term borrowings are also important funding sources for the Company. Other funding sources include subordinated debt and shareholders’ equity. Refer to the “Liquidity and Other Off-Balance Sheet Activities” section below for further discussion of the Company’s sources and uses of funding. The following discussion highlights the major changes in the mix of deposits and other funding sources during the first six months of 2018.

Deposits
The Company’s ability to attract and retain customer deposits is critical to the Company’s continued success. Total deposits increased $2.0 billion, or 9%, to $23.4 billion at June 30, 2018, from $21.5 billion at December 31, 2017, driven by $1.1 billion of deposits acquired from Gibraltar in March of 2018 and organic growth. Excluding acquired deposits, deposit growth during 2018 was strongest in the Energy Group, the Southwest Louisiana market, and the Virtual Bank division (digital banking).
The following table sets forth the composition of the Company’s deposits as of the dates indicated.
TABLE 12—DEPOSIT COMPOSITION BY PRODUCT

	June 30, 2018		December 31, 2017
(Dollars in thousands)	Ending Balance	Mix	Ending Balance	Mix	$ Change	% Change
Non-interest-bearing deposits	$6,814,441	29%	$6,209,925	29%	604,516	10
NOW accounts	4,453,152	19	4,348,939	20	104,213	2
Money market accounts	8,467,906	36	7,674,291	36	793,615	10
Savings accounts	850,425	4	846,074	4	4,351	1
Certificates of deposit and other time deposits	2,844,534	12	2,387,488	11	457,046	19
Total deposits	$23,430,458	100%	$21,466,717	100%	1,963,741	9
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
The Company also enters into repurchase agreements to facilitate customer transactions that are accounted for as secured borrowings. These transactions typically involve the receipt of deposits from customers that the Company collateralizes with its investment portfolio and have an average rate of 46.6 basis points.
Total short-term borrowings increased $62.9 million, or 6%, from December 31, 2017, to $1.1 billion at June 30, 2018, which included an increase of $120.0 million in outstanding short-term FHLB advances, partially offset by a decrease of $57.1 million in repurchase transactions. The increase in short-term FHLB advances was primarily due to additional advances made in the current quarter, causing the average rate on short-term borrowings to rise as maturing advances had lower rates. On a quarter-to-date average basis, short-term borrowings increased $685.1 million, or 194%, from the second quarter of 2017, primarily due to short-term FHLB advances and repurchase agreements acquired from Sabadell United in the third quarter of 2017 and additional short-term advances made in the current quarter.
Total short-term borrowings were 4% of total liabilities and 42% of total borrowings at June 30, 2018 compared to 4% and 40%, respectively, at December 31, 2017. On a quarter-to-date average basis, short-term borrowings were 4% of total liabilities and 43% of total borrowings in the second quarter of 2018, compared to 2% and 36%, respectively, during the same period of 2017.
Long-term Debt
Long-term debt decreased $57.2 million, or 4%, from December 31, 2017, to $1.4 billion at June 30, 2018, which included $405.1 million in acquired long-term FHLB advances from Gibraltar which was immediately paid off upon acquisition during the first quarter of 2018. The Company made an additional $497.2 million in repayments, partially offset by $440.0 million of long-term FHLB advances, in the first half of 2018. On a period-end basis, long-term debt was 5% of total liabilities at June 30, 2018 compared to 6% at December 31, 2017.
On a quarter-to-date average basis, long-term debt increased to $1.4 billion in the second quarter of 2018, $753.0 million, or 120%, higher than the second quarter of 2017, primarily from additional long-term FHLB advances in the third and fourth quarters of 2017 to improve liquidity and to take advantage of attractive rates. Average long-term debt was 5% of average total liabilities during the second quarter of 2018 compared to 3% during the same period of 2017.

Long-term debt at June 30, 2018 included $1.3 billion in fixed-rate advances from the FHLB of Dallas that cannot be prepaid without incurring substantial penalties. The remaining debt consisted of $120.1 million of the Company’s junior subordinated debt and $44.4 million in notes payable on investments in new market tax credit entities. Interest on the junior subordinated debt is payable quarterly and may be deferred at any time at the election of the Company for up to 20 consecutive quarterly periods. During any deferral period, the Company is subject to certain restrictions, including being prohibited from declaring dividends to its common shareholders. The junior subordinated debt is redeemable by the Company in whole or in part.
CAPITAL RESOURCES

Common Stock

Shareholders' equity increased $216.6 million, or 6%, during the first two quarters of 2018, primarily from the Company's issuance of 2.8 million shares of common stock at a price of $77.00 per common share on March 23, 2018 as part of the Gibraltar acquisition. The net increase to equity from the offering was $214.7 million. See Note 10, Shareholders' Equity, Capital Ratios, and Other Regulatory Matters, to the unaudited consolidated financial statements for more information.

The increase in shareholders' equity was also a result of undistributed income to common shareholders of $95.7 million, but was negatively impacted by a $66.1 million decrease in accumulated other comprehensive income, primarily resulting from a lower valuation of the Company's available for sale investment securities from rising short-term interest rates.
In 2018, the Company's Board of Directors authorized a share repurchase program of up to 1,137,500 shares of IBERIABANK Corporation common stock. During the first six months of 2018, the Company repurchased 400,000 common shares for $30.7 million at a weighted average cost of $76.67 per share, which included 335,000 common shares repurchased under a plan previously approved by the Board of Directors that has subsequently expired. At June 30, 2018, the remaining common shares that could be repurchased under the current Board-approved plan was 1,073,500 shares. Subsequent to June 30, 2018 and through August 7, 2018, the Company repurchased 363,210 shares of common stock for approximately $30.4 million.
The Company's quarterly dividend to common shareholders was $0.38 per common share in the first two quarters of 2018, compared to $0.36 in the first and second quarters of 2017, a 6% increase. The dividend payout ratio was 31.0% for the current year, down from 35.9% in the comparable 2017 period.
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
At June 30, 2018 and December 31, 2017, the Company exceeded all required regulatory capital ratios, and the regulatory capital ratios of IBERIABANK were in excess of the levels established for “well-capitalized” institutions, as shown in the following table.
TABLE 13—REGULATORY CAPITAL RATIOS

Ratio	Entity	Well- Capitalized Minimums	June 30, 2018	December 31, 2017
			Actual	Actual
Tier 1 Leverage	IBERIABANK Corporation	N/A	9.54%	9.35%
	IBERIABANK	5.00%	9.42	9.10
Common Equity Tier 1 (CET1)	IBERIABANK Corporation	N/A	10.72	10.57
	IBERIABANK	6.50%	11.12	10.86
Tier 1 risk-based capital	IBERIABANK Corporation	N/A	11.27	11.16
	IBERIABANK	8.00%	11.12	10.86
Total risk-based capital	IBERIABANK Corporation	N/A	12.37	12.37
	IBERIABANK	10.00%	11.74	11.55

Minimum capital ratios are subject to a capital conservation buffer. In order to avoid limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers, an institution must hold a capital conservation buffer above its minimum risk-based capital requirements. This capital conservation buffer is calculated as the lowest of the differences between the actual CET1 ratio, Tier 1 Risk-Based Capital Ratio, and Total Risk-Based Capital ratio and the corresponding minimum ratios. At June 30, 2018, the required minimum capital conservation buffer was 1.875%, which will increase by 0.625% and be fully phased-in on January 1, 2019 at 2.50%. At June 30, 2018, the capital conservation buffers of the Company and IBERIABANK were 4.37% and 3.74%, respectively. Management believes that at June 30, 2018, the Company and IBERIABANK would have met all capital adequacy requirements on a fully phased-in basis if such requirements were then effective.
Capital ratios at June 30, 2018 were impacted by the Gibraltar acquisition, as the common stock issued in 2018 resulted in an increase in our risk-based capital ratios.
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
The primary sources of funds for the Company are deposits and borrowings. Other sources of funds include repayments and maturities of loans and investment securities, securities sold under agreements to repurchase, and, to a lesser extent, off-balance sheet borrowing availability. Certificates of deposit scheduled to mature in one year or less at June 30, 2018 totaled $1.9 billion. Based on past experience, management believes that a significant portion of maturing deposits will remain with the Company. Additionally, the majority of the investment securities portfolio is classified as available for sale, which provides the ability to liquidate unencumbered securities as needed. Of the $4.9 billion in the investment securities portfolio, $2.6 billion is unencumbered and $2.3 billion has been pledged to support repurchase transactions, public funds deposits and certain long-term borrowings. Due to the relatively short implied duration of the investment securities portfolio, the Company has historically experienced consistent cash inflows on a regular basis. Securities cash flows are highly dependent on prepayment speeds and could change materially as economic or market conditions change.
Scheduled cash flows from the amortization and maturities of loans and securities are relatively predictable sources of funds. Conversely, deposit flows, prepayments of loan and investment securities, and draws on customer letters and lines of credit are greatly influenced by general interest rates, economic conditions, competition, and customer demand. The FHLB of Dallas provides an additional source of liquidity to make funds available for general requirements and also to assist with the variability of less predictable funding sources. At June 30, 2018, the Company had $1.9 billion of outstanding FHLB advances, $595.0 million of which was short-term and $1.3 billion was long-term. Additional FHLB borrowing capacity available at June 30, 2018 amounted to $7.3 billion. At June 30, 2018, the Company also had various funding arrangements with the Federal Reserve Bank's discount window and commercial banks providing up to $288.3 million in the form of federal funds and other lines of credit. At June 30, 2018, there were no balances outstanding on these lines and all of the funding was available to the Company.
Liquidity management is both a daily and long-term function of business management. The Company manages its liquidity with the objective of maintaining sufficient funds to respond to the predicted needs of depositors and borrowers and to take advantage of investments in earning assets and other earnings enhancement opportunities. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Company maintains a strategy of investing in various lending and investment security products. The Company uses its sources of funds primarily to fund loan commitments and to meet its ongoing commitments associated with its operations. Based on its available cash at June 30, 2018 and current deposit modeling, the Company believes it has adequate liquidity to fund ongoing operations. The Company has adequate availability of funds from deposits, borrowings, repayments and maturities of loans and investment securities to provide the Company additional working capital if needed.

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
The Company’s interest rate risk model indicates that the Company is asset sensitive in terms of interest rate sensitivity. Based on the Company’s interest rate risk model at June 30, 2018, the table below illustrates the impact of an immediate and sustained 100 and 200 basis points increase or decrease in interest rates on net interest income over the next twelve months.
TABLE 14—INTEREST RATE SENSITIVITY

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+200	+1.9%
+100	+1.2%
-100	(4.2)%
-200	(14.0)%
The influence of using the forward curve as of June 30, 2018 as a basis for projecting the interest rate environment would approximate a 0.8% increase in net interest income over the next 12 months. The computations of interest rate risk shown above are performed on a static balance sheet and do not necessarily include certain actions that management may undertake to manage this risk in response to unanticipated changes in interest rates and other factors to include shifts in deposit behavior.
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

On June 14, 2018, the Federal Open Market Committee (“FOMC”) voted to raise the target federal funds rate by 0.25% to a range of 1.75%-2.00%. The FOMC has now raised rates by one and three-fourths of a percentage point since the financial crisis in 2008, a sign of its confidence in the health of the economy. The FOMC expects that economic conditions will continue to evolve in a manner that will warrant additional gradual increases in the federal funds rate in 2018 and beyond. In addition to the FOMC increasing the target federal funds rate, the FRB also began to remove accommodation in 2017 by reducing the amount of debt held on its balance sheet. The FRB is expected to continue to wind-down its asset purchase program throughout 2018 and over the next several years. As the FOMC increases the federal funds rate and the FRB reduces its debt, it is possible that overall interest rates could rise, which may negatively impact the housing markets and the U.S. economy as a whole. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of collateral securing loans, which could negatively affect our financial performance.

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

The table below presents the Company’s anticipated repricing of loans and investment securities over the next four quarters.
TABLE 15—REPRICING OF CERTAIN EARNING ASSETS (1)

(Dollars in thousands)	3Q 2018	4Q 2018	1Q 2019	2Q 2019	Total less than one year
Investment securities	$101,158	$161,198	$146,171	$181,819	$590,346
Fixed rate loans	761,851	653,095	560,252	544,618	2,519,816
Variable rate loans	10,419,665	485,308	314,349	343,182	11,562,504
Total fixed and variable rate loans	11,181,516	1,138,403	874,601	887,800	14,082,320
	$11,282,674	$1,299,601	$1,020,772	$1,069,619	$14,672,666
(1) Amounts include expected maturities, scheduled paydowns, expected prepayments, and loans subject to caps and floors, and exclude the repricing of assets from prior periods, as well as non-accrual loans and market value adjustments.

As part of its asset/liability management strategy, the Company has seen greater levels of loan originations with adjustable or variable rates of interest in commercial and consumer loan products, which typically have shorter terms than residential mortgage loans. The majority of fixed-rate, long-term, agency-conforming residential loans are sold in the secondary market to avoid bearing the interest rate risk associated with longer duration assets in the current rate environment. However, the Sabadell and Gibraltar acquisitions brought a considerable amount of jumbo, non-agency-conforming residential mortgage loan exposure onto the balance sheet, both fixed rate and variable rate in nature, which has increased the overall duration of the portfolio. Considering all of this, as of June 30, 2018, $13.3 billion, or 60%, of the Company’s total loan portfolio had variable interest rates, of which $2.1 billion, or 10%, had an expected repricing date beyond the next four quarters. The Company had no significant concentration to any single borrower or industry segment at June 30, 2018.
The Company’s strategy with respect to liabilities in recent periods has been to emphasize transaction accounts, particularly non-interest or low interest-bearing transaction accounts, which are significantly less sensitive to changes in interest rates. At June 30, 2018, 88% of the Company’s deposits were in transaction and limited-transaction accounts, compared to 89% at December 31, 2017. Non-interest-bearing transaction accounts were 29% of total deposits at both June 30, 2018 and December 31, 2017.
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

The table below presents the Company’s anticipated repricing of liabilities over the next four quarters.
TABLE 16—REPRICING OF LIABILITIES (1)

(Dollars in thousands)	3Q 2018	4Q 2018	1Q 2019	2Q 2019	Total less than one year
Time deposits	$489,816	$369,711	$480,513	$589,169	$1,929,209
Short-term borrowings	1,009,213	25,000	—	20,000	1,054,213
Long-term debt	684,016	685	90,691	100,698	876,090
	$2,183,045	$395,396	$571,204	$709,867	$3,859,512
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
Management believes the most significant potential impact of inflation and deflation on financial results relates to the Company's ability to maintain a sufficient amount of capital to cushion against future losses. However, the Company could employ certain risk management tools to maintain its balance sheet strength in the event a deflationary scenario were to develop.

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
TABLE 17—RECONCILIATIONS OF NON-GAAP FINANCIAL MEASURES

	Three Months Ended
	June 30, 2018			June 30, 2017
(Dollars in thousands, except per share amounts)	Pre-tax	After-tax	Per share (2)	Pre-tax	After-tax	Per share (2)
Net income	$105,581	$75,124	$1.32	$80,051	$52,018	$1.01
Less: Preferred stock dividends	—	949	0.02	—	949	0.02
Income available to common shareholders (GAAP)	$105,581	$74,175	$1.30	$80,051	$51,069	$0.99

Non-interest income adjustments (1)(3):
(Gain) loss on sale of investments and other non-interest income	(3)	(2)	—	(59)	(38)	—

Non-interest expense adjustments (1)(3):
Merger-related expense	14,333	11,012	0.20	1,066	789	0.02
Compensation-related expense	1,781	1,354	0.02	378	246	—
Impairment of long-lived assets, net of (gain) loss on sale	5,413	4,114	0.07	(1,306)	(849)	(0.02)
Litigation expense	—	—	—	6,000	5,481	0.11
Other non-core non-interest expense	(95)	(72)	—	—	—	—
Total non-interest expense adjustments	21,432	16,408	0.29	6,138	5,667	0.11
Income tax expense (benefit) - provisional impact of TCJA (4)	—	6,572	0.12	—	—	—
Core earnings (Non-GAAP)	127,010	97,153	1.71	86,130	56,698	1.10
Provision for loan losses (1)	7,595	5,772		12,050	7,833
Pre-provision earnings, as adjusted (Non-GAAP) (3)	$134,605	$102,925		$98,180	$64,531

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

(4)	Estimated net impact of the Tax Cuts and Jobs Act ("TCJA") enacted on December 22, 2017 is subject to refinement in future periods as further information becomes available.

	Six Months Ended
	June 30, 2018			June 30, 2017
(Dollars in thousands, except per share amounts)	Pre-tax	After-tax	Per share (2)	Pre-tax	After-tax	Per share (2)
Net income	$186,754	$138,745	$2.49	$153,043	$102,491	$2.08
Less: Preferred stock dividends	—	4,547	0.08	—	4,548	0.09
Income available to common shareholders (GAAP)	$186,754	$134,198	$2.41	$153,043	$97,943	$1.99

Non-interest income adjustments (1)(3):
(Gain) loss on sale of investments and other non-interest income	56	42	—	(59)	(38)	—

Non-interest expense adjustments (1)(3):
Merger-related expense	30,560	23,529	0.43	1,120	824	0.02
Compensation-related expense	3,002	2,282	0.04	476	309	0.01
Impairment of long-lived assets, net of (gain) loss on sale	7,487	5,690	0.10	123	80	—
Litigation expense	—	—	—	6,000	5,481	0.11
Other non-core non-interest expense	(778)	(592)	(0.01)	—	—	—
Total non-interest expense adjustments	40,271	30,909	0.56	7,719	6,694	0.14
Income tax expense (benefit) - provisional impact of TCJA (4)	—	6,572	0.12	—	—	—
Income tax expense (benefit) - other	—	173	—	—	—	—
Core earnings (Non-GAAP)	227,081	171,894	3.09	160,703	104,599	2.13
Provision for loan losses (1)	15,581	11,841		18,204	11,833
Pre-provision earnings, as adjusted (Non-GAAP) (3)	$242,662	$183,735		$178,907	$116,432

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

(4)	Estimated net impact of the Tax Cuts and Jobs Act ("TCJA") enacted on December 22, 2017 is subject to refinement in future periods as further information becomes available.

	As of and For the Three Months Ended June 30,
(Dollars in thousands)	2018	2017
Net interest income (GAAP)	$256,113	$183,643
Taxable equivalent benefit	1,449	2,488
Net interest income (TE) (Non-GAAP) (1)	$257,562	$186,131

Non-interest income (GAAP) (3)	$53,940	$53,838
Taxable equivalent benefit	336	668
Non-interest income (TE) (Non-GAAP) (1) (3)	54,276	54,506
Taxable equivalent revenues (Non-GAAP) (1) (3)	311,838	240,637
Securities (gains) losses and other non-interest income	(3)	(59)
Core taxable equivalent revenues (Non-GAAP) (1) (3)	$311,835	$240,578

Total non-interest expense (GAAP) (3)	$196,877	$145,380
Less: Intangible amortization expense	6,111	1,651
Tangible non-interest expense (Non-GAAP) (2) (3)	190,766	143,729
Less: Merger-related expense	14,333	1,066
Compensation-related expense	1,781	378
Impairment of long-lived assets, net of (gain) loss on sale	5,413	(1,306)
Litigation expense	—	6,000
Other non-core non-interest expense	(95)	—
Core tangible non-interest expense (Non-GAAP)(2) (3)	$169,334	$137,591

Average assets (GAAP)	$29,770,852	$21,843,537
Less: Average intangible assets, net	1,332,220	753,088
Total average tangible assets (Non-GAAP) (2)	$28,438,632	$21,090,449

Total shareholders’ equity (GAAP)	$3,913,409	$3,503,242
Less: Goodwill and other intangibles	1,314,165	752,336
Preferred stock	132,097	132,097
Tangible common equity (Non-GAAP) (2)	$2,467,147	$2,618,809

Average shareholders’ equity (GAAP)	$3,914,063	$3,500,974
Less: Average preferred equity	132,097	132,097
Average common equity	3,781,966	3,368,877
Less: Average intangible assets, net	1,332,220	753,088
Average tangible common shareholders’ equity (Non-GAAP) (2)	$2,449,746	$2,615,789

Return on average assets (GAAP)	1.01%	0.96%
Effect of non-core revenues and expenses	0.31	0.10
Core return on average assets (Non-GAAP)	1.32%	1.06%

Return on average common equity (GAAP)	7.87%	6.08%
Effect of non-core revenues and expenses	2.43	0.67
Core return on average common equity (Non-GAAP)	10.30%	6.75%
Effect of intangibles (2)	6.40	2.11
Core return on average tangible common equity (Non-GAAP) (2)	16.70%	8.86%

Efficiency ratio (GAAP) (3)	63.5%	61.2%
Effect of tax benefit related to tax-exempt income (3)	(0.4)	(0.8)
Efficiency ratio (TE) (Non-GAAP) (1) (3)	63.1%	60.4%
Effect of amortization of intangibles	(1.9)	(0.7)

Effect of non-core items	(6.9)	(2.5)
Core tangible efficiency ratio (TE) (Non-GAAP) (1) (2) (3)	54.3%	57.2%

Total assets (GAAP)	$30,126,162	$21,790,727
Less: Goodwill and other intangibles	1,314,165	752,336
Tangible assets (Non-GAAP) (2)	$28,811,997	$21,038,391
Tangible common equity ratio (Non-GAAP) (2)	8.56%	12.45%

Cash Yield:
Earning assets average balance (GAAP)	$27,442,883	$20,108,855
Add: Adjustments	142,013	72,310
Earning assets average balance, as adjusted (Non-GAAP)	$27,584,896	$20,181,165

Net interest income (GAAP)	$256,113	$183,643
Add: Adjustments	(16,954)	(12,176)
Net interest income, as adjusted (Non-GAAP)	$239,159	$171,467

Yield, as reported	3.76%	3.71%
Add: Adjustments	(0.27)	(0.26)
Yield, as adjusted (Non-GAAP)	3.49%	3.45%
(1) Fully taxable-equivalent (TE) calculations include the tax benefit associated with related income sources that are tax-exempt using a rate of 21% for 2018 and a rate of 35% for 2017.
(2) Tangible calculations eliminate the effect of goodwill and acquisition-related intangibles and the corresponding amortization expense on a tax-effected basis where applicable.
(3) Certain prior period amounts have been reclassified to conform to the net presentation requirements of ASU No. 2014-09, Revenue from Contracts with Customers, which was adopted effective January 1, 2018.

Glossary of Defined Terms

Term	Definition
2017 10-K	Annual Report on Form 10-K for the year ended December 31, 2017
ACL	Allowance for credit losses
Acquired loans	Loans acquired in a business combination
AFS	Securities available for sale
ALLL	Allowance for loan and lease losses
AOCI	Accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Banco Sabadell	Banco de Sabadell, S.A.
C&I	Commercial and Industrial loans
CDI	Core deposit intangible assets
CEO	Chief Executive Officer
CET1	Common Equity Tier 1 Capital defined by Basel III capital rules
CFO	Chief Financial Officer
CRE	Commercial Real Estate Loans
Company	IBERIABANK Corporation and Subsidiaries
Covered Loans	Acquired loans with loss protection provided by the FDIC
DOJ	Department of Justice
ECL	Expected credit losses
EPS	Earnings per common share
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FOMC	Federal Open Market Committee
FRB	Board of Governors of the Federal Reserve System
GAAP	Accounting principles generally accepted in the United States of America
Gibraltar	Gibraltar Private Bank & Trust Co.
HUD	U.S. Department of Housing and Urban Development
IBERIABANK	Banking subsidiary of IBERIABANK Corporation
Legacy loans	Loans that were originated directly or otherwise underwritten by the Company
LIBOR	London Interbank Borrowing Offered Rate
LTC	Lenders Title Company
Non-GAAP	Financial measures determined by methods other than in accordance with GAAP
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income
OREO	Other real estate owned
OTTI	Other than temporary impairment
Parent	IBERIABANK Corporation
RRP	Recognition and Retention Plan
Sabadell United	Sabadell United Bank, N.A.
SEC	Securities and Exchange Commission
SolomonParks	SolomonParks Title & Escrow, LLC
TE	Fully taxable equivalent
Tax Act	Tax Cuts and Jobs Act
TDR	Troubled debt restructuring
U.S.	United States of America

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risk are presented at December 31, 2017 in Part II, Item 7A of the 2017 10-K, filed with the Securities and Exchange Commission on February 23, 2018. Additional information at June 30, 2018 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
Item 4. Controls and Procedures
An evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2018 was carried out under the supervision, and with the participation of, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”).
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

Item 1A. Risk Factors
For information regarding risk factors that could affect the Company's results of operations, financial condition and liquidity, see the risk factors disclosed in the "Risk Factors" section of the Company's 2017 10-K, filed with the Securities and Exchange Commission on February 23, 2018.

The risk factors below relate to the acquisition of Gibraltar Private Bank & Trust Co., which we refer to as "Gibraltar," and are in addition to the risk factors previously disclosed in the Company's 2017 10-K. The Company completed its acquisition of Gibraltar on March 23, 2018.

We may fail to realize all of the anticipated benefits of the Gibraltar acquisition.

The success of the acquisition will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining our business with the business of Gibraltar. If we are not able to achieve these objectives, the anticipated benefits and cost savings of the Gibraltar acquisition may not be realized fully, or at all, or may take longer to realize than expected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information concerning IBERIABANK Corporation's repurchases of its outstanding common stock during the three-month period ended June 30, 2018, is included in the following table:
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2018	130,000	76.25	130,000	617,494
May 1-9, 2018	205,000	75.58	205,000	—
May 10-31, 2018	65,000	80.97	65,000	1,072,500
June 1-30, 2018	—	—	—	1,072,500
Total	400,000	76.67	400,000	1,072,500
On May 9, 2018, IBERIABANK Corporation completed its then current stock repurchase program, which commenced in May 2016, and under which the Company repurchased a total of 537,506 shares at an average price per share of $68.94. On May 10, 2018, IBERIABANK Corporation's Board of Directors authorized the repurchase of up to 1,137,500 shares of the Company's outstanding common stock. Stock repurchases under this program will be made from time to time, on the open market or in privately negotiated transactions, at the discretion of the management of the Company. The timing of these repurchases will depend on market conditions and other requirements. The Company currently anticipates the share repurchase program will extend over a two-year time frame, or earlier if the shares have been repurchased. The share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended, or discontinued at any time. Subsequent to quarter-end and through August 7, 2018, the Company repurchased 363,210 common shares for approximately $30.4 million and an average price paid per share of $83.63.
Restrictions on Dividends and Repurchase of Stock

Holders of IBERIABANK Corporation common stock are only entitled to receive such dividends as the Company's Board of Directors may declare out of funds legally available for such payments. Furthermore, holders of IBERIABANK Corporation common stock are subject to the prior dividend rights of any holders of the Company's preferred stock then outstanding. There were 13,750 shares of preferred stock outstanding at June 30, 2018.
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

IBERIABANK Corporation

Date: August 8, 2018	By:	/s/ Daryl G. Byrd
Daryl G. Byrd
President and Chief Executive Officer

Date: August 8, 2018	By:	/s/ Anthony J. Restel
Anthony J. Restel
Vice Chairman and Chief Financial Officer