Form 10-Q
period 2018-09-30
IBERIABANK CORP
filed 2018-11-06
CIK 933141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At October 31, 2018, the Registrant had 55,544,035 shares of common stock, $1.00 par value, which were issued and outstanding.

IBERIABANK CORPORATION AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

IBERIABANK CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	(unaudited)
(Dollars in thousands, except share data)	September 30, 2018	December 31, 2017
Assets
Cash and due from banks	$291,083	$319,156
Interest-bearing deposits in other banks	184,852	306,568
Total cash and cash equivalents	475,935	625,724
Securities available for sale, at fair value	4,634,124	4,590,062
Securities held to maturity (fair values of $207,309 and $227,964, respectively)	213,561	227,318
Mortgage loans held for sale, at fair value	42,976	134,916
Loans and leases, net of unearned income	22,343,906	20,078,181
Allowance for loan and lease losses	(136,950)	(140,891)
Loans and leases, net	22,206,956	19,937,290
Premises and equipment, net	304,605	331,413
Goodwill	1,220,903	1,188,902
Other intangible assets	92,575	88,562
Other assets	926,752	779,942
Total Assets	$30,118,387	$27,904,129
Liabilities
Deposits:
Non-interest-bearing	$6,544,926	$6,209,925
Interest-bearing	16,648,520	15,256,792
Total deposits	23,193,446	21,466,717
Short-term borrowings	1,242,719	991,297
Long-term debt	1,466,810	1,495,835
Other liabilities	273,051	253,489
Total Liabilities	26,176,026	24,207,338
Shareholders’ Equity
Preferred stock, $1 par value - 5,000,000 shares authorized
Non-cumulative perpetual, liquidation preference $10,000 per share; 13,750 and 13,750 shares issued and outstanding, respectively, including related surplus	132,097	132,097
Common stock, $1 par value - 100,000,000 shares authorized; 56,006,818 and 53,872,272 shares issued and outstanding, respectively	56,007	53,872
Additional paid-in capital	2,950,964	2,787,484
Retained earnings	936,657	769,226
Accumulated other comprehensive income (loss)	(133,364)	(45,888)
Total Shareholders’ Equity	3,942,361	3,696,791
Total Liabilities and Shareholders’ Equity	$30,118,387	$27,904,129
The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2018	2017	2018	2017
Interest and Dividend Income
Loans, including fees	$283,125	$216,888	$791,670	$565,130
Mortgage loans held for sale, including fees	1,037	1,209	3,027	3,429
Investment securities:
Taxable interest	27,113	24,067	79,058	62,177
Tax-exempt interest	2,680	2,179	8,154	6,303
Other	3,112	2,629	9,524	7,041
Total interest and dividend income	317,067	246,972	891,433	644,080
Interest Expense
Deposits:
NOW and MMDA	31,367	15,633	79,128	38,940
Savings	550	401	1,503	1,050
Time deposits	12,484	5,766	28,173	14,980
Short-term borrowings	4,727	4,152	10,578	4,655
Long-term debt	8,714	4,137	23,824	11,111
Total interest expense	57,842	30,089	143,206	70,736
Net interest income	259,225	216,883	748,227	573,344
Provision for loan and lease losses	11,097	18,514	26,678	36,718
Net interest income after provision for loan and lease losses	248,128	198,369	721,549	536,626
Non-interest Income
Mortgage income	12,732	16,050	36,048	49,895
Service charges on deposit accounts	13,520	12,534	39,378	35,097
Title revenue	6,280	5,643	18,153	16,574
Broker commissions	2,627	2,094	7,244	7,203
ATM/debit card fee income	2,470	2,486	8,028	7,615
Credit card and merchant-related income	3,114	2,848	9,347	7,873
Trust department income	3,993	2,686	11,662	6,625
Income from bank owned life insurance	1,744	1,263	4,287	3,815
Gain (loss) on sale of available for sale securities	—	(242)	(56)	(183)
Other non-interest income	6,607	5,481	17,502	15,291
Total non-interest income	53,087	50,843	151,593	149,805
Non-interest Expense
Salaries and employee benefits	101,159	106,970	313,190	275,140
Net occupancy and equipment	18,889	19,139	58,867	51,452
Communication and delivery	3,773	3,533	11,888	9,534
Marketing and business development	4,068	3,706	13,715	10,368
Data processing	9,036	12,300	30,738	25,374
Professional services	5,519	22,550	20,070	39,104
Credit and other loan related expense	5,117	7,532	14,925	15,838
Insurance	6,536	6,264	20,587	15,279
Travel and entertainment	1,846	2,601	7,880	7,837
Amortization of acquisition intangibles	5,382	4,527	16,595	7,948
Errors, fines, and losses	467	4,714	24,924	7,916
Other non-interest expense	7,557	6,926	21,143	19,148
Total non-interest expense	169,349	200,762	554,522	484,938
Income before income tax expense	131,866	48,450	318,620	201,493
Income tax expense	30,401	18,806	78,410	69,358
Net Income	101,465	29,644	240,210	132,135
Less: Preferred stock dividends	3,599	3,598	8,146	8,146
Net Income Available to Common Shareholders	$97,866	$26,046	$232,064	$123,989

Income available to common shareholders - basic	$97,866	$26,046	$232,064	$123,989
Less: Earnings allocated to unvested restricted stock	908	283	2,341	1,052
Earnings allocated to common shareholders	$96,958	$25,763	$229,723	$122,937
Earnings per common share - Basic	$1.74	$0.49	$4.17	$2.47
Earnings per common share - Diluted	1.73	0.49	4.14	2.45
Cash dividends declared per common share	0.39	0.37	1.15	1.09
Comprehensive Income
Net Income	$101,465	$29,644	$240,210	$132,135
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period (net of tax effects of $5,906, $472, $24,578, and $7,430, respectively)	(22,220)	877	(92,460)	13,799
Less: Reclassification adjustment for gains (losses) included in net income (net of tax effects of $0, $85, $12, and $64, respectively)	—	(157)	(44)	(119)
Unrealized gains (losses) on securities, net of tax	(22,220)	1,034	(92,416)	13,918
Fair value of derivative instruments designated as cash flow hedges:
Change in fair value of derivative instruments designated as cash flow hedges during the period (net of tax effects of $217, $24, $1,266, and $314, respectively)	818	(158)	4,762	(1,081)
Less: Reclassification adjustment for gains (losses) included in net income (net of tax effects of $6, $55, $47, and $134, respectively)	(22)	(101)	(178)	(249)
Fair value of derivative instruments designated as cash flow hedges, net of tax	840	(57)	4,940	(832)
Other comprehensive income (loss), net of tax	(21,380)	977	(87,476)	13,086
Comprehensive income	$80,085	$30,621	$152,734	$145,221
The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
(unaudited)

					Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Preferred Stock		Common Stock
(In thousands, except share and per share data)	Shares	Amount	Shares	Amount
Balance, December 31, 2016	13,750	$132,097	44,795,386	$44,795	$2,084,446	$704,391	$(26,035)	$2,939,694
Net income	—	—	—	—	—	132,135	—	132,135
Other comprehensive income/(loss)	—	—	—	—	—	—	13,086	13,086
Cash dividends declared, $1.09 per share	—	—	—	—	—	(56,683)	—	(56,683)
Preferred stock dividends	—	—	—	—	—	(8,146)	—	(8,146)
Common stock issued under incentive plans, net of shares surrendered in payment	—	—	358,560	359	(1,964)	—	—	(1,605)
Common stock issued	—	—	8,710,304	8,710	688,084	—	—	696,794
Share-based compensation cost	—	—	—	—	11,499	—	—	11,499
Balance, September 30, 2017	13,750	$132,097	53,864,250	$53,864	$2,782,065	$771,697	$(12,949)	$3,726,774

Balance, December 31, 2017	13,750	$132,097	53,872,272	$53,872	$2,787,484	$769,226	$(45,888)	$3,696,791
Cumulative-effect adjustment due to the adoption of ASU 2016-01 (1)	—	—	—	—	—	(345)	—	(345)
Net income	—	—	—	—	—	240,210	—	240,210
Other comprehensive income/(loss)	—	—	—	—	—	—	(87,476)	(87,476)
Cash dividends declared, $1.15 per share	—	—	—	—	—	(64,288)	—	(64,288)
Preferred stock dividends	—	—	—	—	—	(8,146)	—	(8,146)
Common stock issued under incentive plans, net of shares surrendered in payment	—	—	109,983	110	(3,252)	—	—	(3,142)
Common stock issued for acquisitions	—	—	2,787,773	2,788	211,871	—	—	214,659
Common stock repurchases	—	—	(763,210)	(763)	(60,283)			(61,046)
Share-based compensation cost	—	—	—	—	15,144	—	—	15,144
Balance, September 30, 2018	13,750	$132,097	56,006,818	$56,007	$2,950,964	$936,657	$(133,364)	$3,942,361

(1) Cumulative-effect adjustment to beginning retained earnings for fair value adjustments related to the reclassification of certain equity investments in accordance with ASU 2016-01, adopted as of January 1, 2018.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended September 30,
(Dollars in thousands)	2018	2017
Cash Flows from Operating Activities
Net income	$240,210	$132,135
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion, including amortization of purchase accounting adjustments and market value adjustments	(1,644)	1,060
Provision for loan and lease losses	26,678	36,718
Share-based compensation cost - equity awards	15,144	11,499
Loss (gain) on sale of OREO and long-lived assets, net of impairment	6,831	675
Loss (gain) on sale of available for sale securities	56	183
(Gain) loss on early termination of FDIC loss share agreements	(2,708)	—
Cash paid for early termination of FDIC loss share agreements	(5,637)	—
Expense (benefit) for deferred income taxes	31,348	12,438
Originations of mortgage loans held for sale	(1,139,117)	(1,415,447)
Proceeds from sales of mortgage loans held for sale	1,260,962	1,475,038
Realized and unrealized (gain) loss on mortgage loans held for sale, net	(35,244)	(48,944)
Other operating activities, net	(35,778)	14,062
Net Cash Provided by Operating Activities	361,101	219,417
Cash Flows from Investing Activities
Proceeds from sales of available for sale securities	18,867	577,891
Proceeds from maturities, prepayments and calls of available for sale securities	493,095	410,419
Purchases of available for sale securities, net of available for sale securities acquired	(711,258)	(1,312,762)
Proceeds from maturities, prepayments and calls of held to maturity securities	11,464	6,714
Purchases of held to maturity securities	—	(94,179)
Purchases of equity securities, net of equity securities acquired	(21,090)	(40,749)
Proceeds from sales of equity securities	70,371	6,119
Increase in loans, net of loans acquired	(767,715)	(699,684)
Proceeds from sales of premises and equipment	5,698	2,750
Purchases of premises and equipment, net of premises and equipment acquired	(11,575)	(31,522)
Proceeds from dispositions of OREO	12,166	11,653
Cash paid for additional investment in tax credit entities	(6,059)	(7,160)
Cash received (paid) for acquisition of a business, net of cash paid	99,318	(490,509)
Purchase of bank owned life insurance policies	(50,000)	—
Other investing activities, net	595	893
Net Cash Used in Investing Activities	(856,123)	(1,660,126)
Cash Flows from Financing Activities
Increase (decrease) in deposits, net of deposits acquired	662,680	(456,350)
Net change in short-term borrowings, net of borrowings acquired	251,422	494,029
Proceeds from long-term debt, net of long-term debt acquired	927,884	516,620
Repayments of long-term debt	(1,361,482)	(17,342)
Cash dividends paid on common stock	(62,937)	(52,841)
Cash dividends paid on preferred stock	(8,146)	(8,146)
Net share-based compensation stock transactions	(3,142)	(1,922)
Payments to repurchase common stock	(61,046)	—
Net proceeds from issuance of common stock	—	485,751

Net Cash Provided by Financing Activities	345,233	959,799
Net Increase (Decrease) In Cash and Cash Equivalents	(149,789)	(480,910)
Cash and Cash Equivalents at Beginning of Period	625,724	1,362,126
Cash and Cash Equivalents at End of Period	$475,935	$881,216
Supplemental Schedule of Non-cash Activities
Acquisition of real estate in settlement of loans	$13,066	$6,873
Common stock issued in acquisitions	$214,659	$211,043
Supplemental Disclosures
Cash paid for:
Interest on deposits and borrowings, net of acquired	$137,727	$69,057
Income taxes, net	$34,604	$67,434
The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 1 - BASIS OF PRESENTATION
General
IBERIABANK Corporation is a financial holding company with locations in Louisiana, Arkansas, Tennessee, Alabama, Texas, Florida, Georgia, South Carolina, North Carolina, Mississippi, Missouri, and New York offering commercial, private banking, consumer, small business, wealth and trust management, retail brokerage, mortgage, and title insurance services. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts reported in prior periods have been reclassified to conform to the current period presentation. These reclassifications did not have a material effect on previously reported consolidated financial statements.
The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information or footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring items, necessary for a fair presentation of the consolidated financial statements have been made. These interim financial statements should be read in conjunction with the audited consolidated financial statements and footnote disclosures for the Company previously filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 ("2017 10-K"). Operating results for the period ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.
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
Pronouncements adopted during the nine months ended September 30, 2018:
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

Adoption of ASC 606
The Company adopted ASC 606 as of January 1, 2018 for all contracts as of the effective date. Prior period amounts have been reclassified to conform to current guidance requirements related to the net presentation of certain costs associated with interchange fees and rewards programs. The reclassification of prior period amounts reduced non-interest income and non-interest expense by an immaterial amount (approximately $2.2 million and $6.6 million for the three and nine months ended September 30, 2017, respectively) and had no impact on net income. There was no cumulative adjustment made to opening retained earnings as of January 1, 2018.
ASU No. 2016-01
In January 2016, the FASB issued ASU No. 2016-01, Financial Statements - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which impacts how the Company measures certain equity investments and discloses and presents certain financial instruments through the application of the “exit price” notion.
The Company adopted the amendments beginning January 1, 2018. Under the new guidance, equity investments can no longer be classified as trading or available for sale (AFS), and related unrealized holding gains and losses can no longer be recognized in OCI. Per the ASU, such equity investments should be measured at fair value, with adjustments recognized in earnings at the end of each reporting period. As such, the Company reclassified its portfolio of equity investments (which were insignificant at the adoption date and at September 30, 2018) previously classified as AFS investment securities to “other assets.” As these equity investments were previously measured at fair value, implementation of the ASU did not impact the Company’s valuation method. In accordance with the adoption of the ASU, the Company recorded a cumulative-effect adjustment to retained earnings for previously recorded fair value adjustments related to these equity investments, which was insignificant.
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
ASU No. 2017-04
In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (ASC 350): Simplifying the Test for Goodwill Impairment, which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Therefore, any carrying amount which exceeds the reporting unit’s fair value (up to the amount of goodwill recorded) will be recognized as an impairment loss.
The ASU is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those periods. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.
The Company elected to early adopt the guidance, effective September 30, 2018. The adoption of the guidance did not impact the Company’s consolidated financial statements in the current period. The Company will apply the guidance prospectively, beginning with its annual impairment test as of October 1, 2018.

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
ASU 2018-15
In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The guidance requires customers in a cloud computing arrangement (i.e., hosting arrangement) that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. ASC 350-40 requires the capitalization of certain costs incurred only during the application development stage (e.g., costs of integration with on-premises software, coding, configuration, and customization). ASC 350-40 also requires entities to expense costs during the preliminary project and post-implementation stages (e.g., costs of project planning, training, maintenance after implementation, data conversion) as they are incurred. The accounting for the service element of the arrangement is not affected by the ASU.
Capitalized implementation costs related to a hosting arrangement that is a service contract should be amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. The expense related to the capitalized implementation costs should be presented in the same line item in the income statement as the fees associated with the hosting element of the arrangement. Capitalized implementation costs should be presented in the same line item in the statement of financial position that a prepayment of the fees for the associated hosting arrangement would be presented. Payments for capitalized implementation costs should be classified in the statement of cash flows in the same manner as payments of the fees for the service component of the hosting arrangement (typically operating cash flows). The amendments further require entities to disclose the nature of their hosting arrangements that are service contracts and make the disclosures in ASC 360-10 as if the capitalized implementation costs were a separate major class of depreciable asset.
The ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. Entities have the option to apply the guidance retrospectively or prospectively to all implementation costs incurred after the date of adoption.
The Company elected to early adopt the guidance prospectively, effective August 31, 2018. The adoption of the guidance did not impact the Company’s consolidated financial statements in the current period.

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
ASU No. 2018-13
In August 2018, the FASB released ASU No. 2018-13, Fair Value Measurement (ASC 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds and modifies certain disclosure requirements for fair value measurements.
The amendments to the guidance on fair value disclosures eliminate the requirements for all entities to disclose (i) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (ii) the entity’s policy for the timing of transfers between levels of the fair value hierarchy, and (iii) the entity’s valuation processes for Level 3 fair value measurements.
New disclosure requirements for public entities per the ASU include (i) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements of instruments held at the end of the reporting period, and (ii) the range and weighted average used to develop significant unobservable inputs and how the weighted average was calculated for recurring and nonrecurring Level 3 fair value measurements, with certain exceptions. For derivative instruments and certain other assets and liabilities, entities are permitted to disclose other quantitative information (such as the median or arithmetic average) if doing so provides a more reasonable and rational reflection of the distribution of unobservable inputs used to develop Level 3 fair value measurements.

The amendments also modified disclosure guidance within ASC 820 to clarify that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date, rather than a point in the future. Further, entities that use the practical expedient to measure the fair value of certain investments at their net asset values are required to disclose (i) the timing of liquidation of an investee’s assets, and (ii) the date when redemption restrictions will lapse only if the investee has communicated this information to the entity or announced the timing publicly.
ASU 2018-13 will be effective for fiscal years beginning after December 15, 2019, including interim periods. The guidance on changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 measurements, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty is applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted, including interim periods, and entities may elect to early adopt either (i) the entire standard, or (ii) only the provisions that eliminate or modify disclosure requirements.
The Company is currently evaluating the impact of the ASU on the Company’s consolidated financial statements.

ASU No. 2018-16
In October 2018, the FASB released ASU No. 2018-16, Derivatives and Hedging (ASC 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes, which permits the use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under ASC 815 in addition to the interest rates on direct Treasury obligations of the U.S. government (UST), the London Interbank Offered Rate (LIBOR) swap rate, the OIS Rate based on the Fed Funds Effective Rate, and the Securities Industry and Financial Markets Association (SIFMA) Municipal Swap Rate.

For entities that have not already adopted ASU No. 2017-12, Derivatives and Hedging (ASC 815): Targeted Improvements to Accounting for Hedging Activities, ASU 2018-16 is required to be adopted concurrently with the amendments in ASU 2017-12. For entities that already have adopted ASU 2017-12, ASU 2018-16 will be effective for fiscal years beginning after December 15, 2018, including interim periods. Early adoption is permitted in any interim period upon issuance of ASU 2018-16 if an entity already has adopted ASU 2017-12. The amendments should be adopted on a prospective basis for qualifying new or redesignated hedging relationships entered into, on, or after the date of adoption. The implementation of the amendments will not have a significant impact on the Company’s consolidated financial statements based upon its current hedging strategies.
ASU No. 2018-17
In October 2018, the FASB released ASU No. 2018-17, Consolidation (ASC 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities, which improves the consistency of the application of the variable interest entity (VIE) related party guidance for common control arrangements. The amendments require reporting entities to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety (as currently required in GAAP) when determining whether a decision-making fee is a variable interest.
ASU 2018-17 will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted. The amendments should be applied retrospectively with a cumulative-effect adjustment to retained earnings at the beginning of the earliest period presented.
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
During the first quarter of 2018, the Company recorded preliminary purchase price allocations related to Gibraltar. Throughout the second and third quarters of 2018, the Company continued to analyze the valuations assigned to the acquired assets and liabilities assumed. Based on new information relating to events or circumstances existing at the acquisition date and revised valuations, the Company updated estimated fair values decreasing goodwill by $2.9 million to $49.6 million during the third quarter of 2018. This decrease is primarily a result of an adjustment to the acquired lease liability. As of September 30, 2018, the Company continues to review its fair value estimates and additional adjustments may be required. The following table summarizes the consideration paid for Gibraltar's net assets and the preliminary fair value estimates of the identifiable assets acquired and liabilities assumed as of the acquisition date.

(Dollars in thousands)	Number of Shares	Amount
Equity consideration
Common stock issued	2,787,773	$214,659
Total equity consideration		214,659
Non-equity consideration
Cash		7
Total consideration paid		214,666
Fair value of net assets assumed including identifiable intangible assets		165,044
Goodwill		$49,622

(Dollars in thousands)	Gibraltar Fair Value (Preliminary)
Assets
Cash and cash equivalents	$102,575
Investment securities	19,169
Equity securities	27,519
Loans	1,465,278
Core deposit intangible assets	18,529
Other assets	12,005
Total assets acquired	$1,645,075
Liabilities
Deposit liabilities	$1,064,803
Long-term borrowings	405,107
Deferred tax liability, net	5,960
Other liabilities	4,161
Total liabilities assumed	$1,480,031

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
2017 Acquisition
Acquisition of Sabadell United

The Company completed the acquisition of Sabadell United Bank, N.A. ("Sabadell United") from Banco de Sabadell, S.A. ("Banco Sabadell") on July 31, 2017. The acquisition added $4.0 billion in loans and $4.4 billion in deposits after fair value adjustments. The acquisition expanded the Company's presence in Southeast Florida adding 25 offices serving the Miami metropolitan area and three offices in Naples, Sarasota and Tampa.

Under the terms of the Stock Purchase Agreement, Banco Sabadell received $809.2 million in cash and 2,610,304 shares of IBERIABANK Corporation common stock in exchange for 100 percent of Sabadell United's common stock. The cash consideration was financed through two public common stock offerings completed on December 7, 2016, and March 7, 2017.

During the third quarter of 2017, the Company recorded preliminary purchase price allocations related to Sabadell United. Throughout the remainder of 2017 and the first six months of 2018, the Company continued to analyze the valuations assigned to the acquired assets and liabilities assumed. Based on new information relating to events or circumstances existing at the acquisition date and revised valuations, the Company updated estimated fair values decreasing goodwill by $21.0 million to $441.0 million during the first six months of 2018. This decrease was primarily a result of a change in the estimated fair value of the acquired loans and deferred tax asset. The valuation of the Sabadell United acquisition was final as of June 30, 2018, therefore there were no measurement period adjustments made during the third quarter of 2018.
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

The Company's consolidated financial statements as of and for the period ended September 30, 2018 include the operating results of the acquired assets and liabilities assumed. Due to the system conversion of Sabadell United in October 2017 and subsequent streamlining and integration of the operating activities into those of the Company, historical reporting for the former Sabadell United operations is impracticable and thus disclosure of the revenue from the assets acquired and income before income taxes is impracticable for the period subsequent to acquisition.
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

	Unaudited Pro Forma Information for the
(Dollars in thousands)	Three months ended September 30, 2017	Nine months ended September 30, 2017
Net interest income	$232,828	$688,846
Non-interest income	54,511	164,360
Net income	30,825	163,968
This pro forma information combines the historical consolidated results of operations of IBERIABANK and Sabadell United for the periods presented and gives effect to the following non recurring adjustments:
Fair value adjustments: Pro forma adjustment to net interest income of $3.0 million for the three months ended September 30, 2017 and $20.3 million for the nine months ended September 30, 2017 to record estimated amortization of premiums and accretion of discounts on acquired loans, securities, and deposits.
Sabadell United accretion / amortization: Pro forma adjustment to net interest income of $22.3 thousand for the three months ended September 30, 2017 and $1.3 million for the nine months ended September 30, 2017 to eliminate Sabadell United's amortization of premiums and accretion of discounts on previously acquired loans, securities, FDIC indemnification asset, and deposits.
Sabadell United provision for loan losses: Pro forma adjustments were made to provision for loan losses of $918.3 thousand for the three months ended September 30, 2017 and $6.4 million for the nine months ended September 30, 2017 to eliminate the reversal (benefit) of Sabadell United's release of provision for loan losses and to account for the provision for loan losses on new loans originated during the period presented.

Amortization of acquired intangibles: Pro forma adjustment to non-interest expense of $846.6 thousand for the three months ended September 30, 2017 and $5.9 million for the nine months ended September 30, 2017 to record estimated amortization of acquired intangible assets.

Other adjustments: Pro forma results also include adjustments related to the removal of benefit from release of reserve for unfunded lending commitments, removal of FDIC clawback liability expense, adjustments to FDIC insurance and other regulatory assessment expenses and related income tax effects.

NOTE 4 – INVESTMENT SECURITIES
The amortized cost and fair values of investment securities, with gross unrealized gains and losses, consist of the following:

	September 30, 2018
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$40,996	$5	$(740)	$40,261
Obligations of state and political subdivisions	265,565	694	(4,852)	261,407
Mortgage-backed securities:
Residential agency	3,654,417	68	(140,816)	3,513,669
Commercial agency	721,899	—	(26,513)	695,386
Other securities	126,098	—	(2,697)	123,401
Total securities available for sale	$4,808,975	$767	$(175,618)	$4,634,124
Securities held to maturity:
Obligations of state and political subdivisions	$194,382	$349	$(5,277)	$189,454
Mortgage-backed securities:
Residential agency	19,179	28	(1,352)	17,855
Total securities held to maturity	$213,561	$377	$(6,629)	$207,309

	December 31, 2017
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$41,003	$18	$(406)	$40,615
Obligations of state and political subdivisions	271,451	4,246	(1,493)	274,204
Mortgage-backed securities:
Residential agency	3,675,367	1,233	(52,090)	3,624,510
Commercial agency	546,105	228	(8,938)	537,395
Other securities	114,005	247	(914)	113,338
Total securities available for sale	$4,647,931	$5,972	$(63,841)	$4,590,062
Securities held to maturity:
Obligations of state and political subdivisions	$206,736	$1,530	$(275)	$207,991
Mortgage-backed securities:
Residential agency	20,582	41	(650)	19,973
Total securities held to maturity	$227,318	$1,571	$(925)	$227,964
Securities with carrying values of $2.3 billion were pledged to support repurchase transactions, public funds deposits and certain long-term borrowings at September 30, 2018 compared to $2.1 billion at December 31, 2017.

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows:

	September 30, 2018
	Less Than Twelve Months		Twelve Months or More		Total
(Dollars in thousands)	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$—	$—	$(740)	$39,259	$(740)	$39,259
Obligations of state and political subdivisions	(839)	107,014	(4,013)	90,761	(4,852)	197,775
Mortgage-backed securities:
Residential agency	(23,673)	1,009,754	(117,143)	2,482,730	(140,816)	3,492,484
Commercial agency	(4,657)	268,207	(21,856)	418,295	(26,513)	686,502
Other securities	(1,310)	93,529	(1,387)	29,872	(2,697)	123,401
Total securities available for sale	$(30,479)	$1,478,504	$(145,139)	$3,060,917	$(175,618)	$4,539,421

Securities held to maturity:
Obligations of state and political subdivisions	$(3,725)	$115,138	$(1,552)	$40,960	$(5,277)	$156,098
Mortgage-backed securities:
Residential agency	—	—	(1,352)	17,544	(1,352)	17,544
Total securities held to maturity	$(3,725)	$115,138	$(2,904)	$58,504	$(6,629)	$173,642

	December 31, 2017
	Less Than Twelve Months		Twelve Months or More		Total
(Dollars in thousands)	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$(254)	$29,744	$(152)	$9,848	$(406)	$39,592
Obligations of state and political subdivisions	(326)	31,601	(1,167)	68,609	(1,493)	100,210
Mortgage-backed securities:
Residential agency	(22,760)	2,366,569	(29,330)	1,061,588	(52,090)	3,428,157
Commercial agency	(3,503)	310,769	(5,435)	164,470	(8,938)	475,239
Other securities	(914)	75,302	—	—	(914)	75,302
Total securities available for sale	$(27,757)	$2,813,985	$(36,084)	$1,304,515	$(63,841)	$4,118,500

Securities held to maturity:
Obligations of state and political subdivisions	$(263)	$65,817	$(12)	$3,031	$(275)	$68,848
Mortgage-backed securities:
Residential agency	(2)	333	(648)	19,269	(650)	19,602
Total securities held to maturity	$(265)	$66,150	$(660)	$22,300	$(925)	$88,450

The Company assessed the nature of the unrealized losses in its portfolio as of September 30, 2018 and December 31, 2017 to determine if there are losses that should be deemed other-than-temporary. In its analysis of these securities, management considered numerous factors to determine whether there were instances where the amortized cost basis of the debt securities would not be fully recoverable, including, but not limited to:

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
Management believes it has considered these factors, as well as all relevant information available, when determining the expected future cash flows of the securities in question. In each instance, management has determined the cost basis of the securities would be fully recoverable. Management also has the intent to hold debt securities until their maturity or anticipated recovery if the security is classified as available for sale. In addition, management does not believe the Company will be required to sell debt securities before the anticipated recovery of the amortized cost basis of the security. As a result of the Company's analysis, no declines in the estimated fair value of the Company's investment securities were deemed to be other-than-temporary at September 30, 2018 or December 31, 2017.
At September 30, 2018, 719 debt securities had unrealized losses of 3.72% of the securities’ amortized cost basis. At December 31, 2017, 544 debt securities had unrealized losses of 1.52% of the securities’ amortized cost basis. The unrealized losses for each of the securities related to market interest rate changes and not credit concerns of the issuers. Additional information on securities that have been in a continuous loss position for over twelve months at September 30, 2018 and December 31, 2017 is presented in the following table:

(Dollars in thousands)	September 30, 2018	December 31, 2017
Number of securities:
Mortgage-backed securities:
Residential agency	336	153
Commercial agency	65	28
Obligations of state and political subdivisions	53	28
U.S. Government-sponsored enterprise obligations	3	1
Other securities	7	—
	464	210
Amortized Cost Basis:
Mortgage-backed securities:
Residential agency	$2,618,769	$1,110,834
Commercial agency	440,151	169,905
Obligations of state and political subdivisions	137,286	72,820
U.S. Government-sponsored enterprise obligations	39,999	10,000
Other securities	31,259	—
	$3,267,464	$1,363,559
Unrealized Loss:
Mortgage-backed securities:
Residential agency	$118,495	$29,977
Commercial agency	21,856	5,435
Obligations of state and political subdivisions	5,565	1,180
U.S. Government-sponsored enterprise obligations	740	152
Other securities	1,387	—
	$148,043	$36,744

The Fannie Mae, Freddie Mac, and Ginnie Mae securities noted above carry a rating of AA+/Aaa by S&P and Moody's.
The amortized cost and estimated fair value of investment securities by maturity at September 30, 2018 are presented in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities. Weighted average yields are calculated on the basis of the yield to maturity based on the amortized cost of each security.

	Securities Available for Sale			Securities Held to Maturity
(Dollars in thousands)	Weighted Average Yield	Amortized Cost	Estimated Fair Value	Weighted Average Yield	Amortized Cost	Estimated Fair Value
Within one year or less	1.90%	$19,161	$19,056	4.00%	$435	$436
One through five years	2.25	150,119	147,472	2.80	8,776	8,751
After five through ten years	2.47	1,104,969	1,069,983	2.58	45,368	44,690
Over ten years	2.45	3,534,726	3,397,613	2.60	158,982	153,432
	2.44%	$4,808,975	$4,634,124	2.61%	$213,561	$207,309
The following is a summary of realized gains and losses from the sale of securities classified as available for sale. Gains or losses on securities sold are recorded on the trade date, using the specific identification method.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Realized gains	$—	$667	$39	$909
Realized losses	—	(909)	(95)	(1,092)
	$—	$(242)	$(56)	$(183)
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
Other Equity Securities
The Company accounts for the following securities at cost less impairment plus or minus any observable price changes, which approximates fair value, with the exception of CRA and Community Development Investment Funds, which are recorded at fair value. Other Equity Securities, which are presented in “other assets” on the consolidated balance sheets, are as follows:

(Dollars in thousands)	September 30, 2018	December 31, 2017
Federal Home Loan Bank (FHLB) stock	$102,508	$95,171
Federal Reserve Bank (FRB) stock	85,630	79,191
CRA and Community Development Investment Funds	1,866	—
Other investments	9,838	3,008
	$199,842	$177,370

NOTE 5 – LOANS AND LEASES
Loans and leases consist of the following for the periods indicated:

(Dollars in thousands)	September 30, 2018	December 31, 2017
Commercial loans and leases:
Real estate - construction	$1,127,988	$1,240,396
Real estate - owner-occupied	2,458,964	2,375,321
Real estate - non-owner-occupied	5,794,931	5,322,513
Commercial and industrial (1)	5,581,040	5,135,067
	14,962,923	14,073,297

Residential mortgage loans	4,300,163	3,056,352

Consumer loans:
Home equity	2,350,176	2,292,275
Other	730,644	656,257
	3,080,820	2,948,532
Total	$22,343,906	$20,078,181

(1)	Includes equipment financing leases
Net deferred loan origination fees were $29.6 million and $29.3 million at September 30, 2018 and December 31, 2017, respectively. Total net discount on the Company's loans was $143.2 million and $159.3 million at September 30, 2018 and December 31, 2017, respectively, of which $75.6 million and $94.7 million was related to non-impaired loans. Net loan discounts include preliminary discounts recorded on Gibraltar loans, which are subject to change upon receipt of final fair value estimates during the measurement period.
In addition to loans issued in the normal course of business, the Company considers overdrafts on customer deposit accounts to be loans and reclassifies these overdrafts as loans in its consolidated balance sheets. At September 30, 2018 and December 31, 2017, overdrafts of $6.3 million and $7.4 million, respectively, have been reclassified to loans.
Loans with carrying values of $7.5 billion and $6.6 billion were pledged as collateral for borrowings at September 30, 2018 and December 31, 2017, respectively.

Aging Analysis
The following tables provide an analysis of the aging of loans as of September 30, 2018 and December 31, 2017. Past due and non-accrual loan amounts exclude acquired impaired loans, even if contractually past due or if the Company does not expect to receive payment in full, as the Company is currently accreting interest income over the expected life of the loans.

	September 30, 2018
	Accruing
(Dollars in thousands)	Current or Less Than 30 days Past Due	30-59 days	60-89 days	> 90 days	Total Past Due	Non-accrual	Acquired Impaired	Total
Real estate- construction	$1,105,488	$75	$830	$—	$905	$1,122	$20,473	$1,127,988
Real estate- owner-occupied	2,353,176	1,792	872	2,930	5,594	19,089	81,105	2,458,964
Real estate- non-owner-occupied	5,678,485	10,995	4,266	505	15,766	20,497	80,183	5,794,931
Commercial and industrial	5,474,922	8,083	3,568	614	12,265	66,815	27,038	5,581,040
Residential mortgage	4,132,941	4,597	18,915	8,403	31,915	15,898	119,409	4,300,163
Consumer - home equity	2,246,693	8,727	2,963	—	11,690	17,854	73,939	2,350,176
Consumer - other	720,666	3,934	1,007	—	4,941	2,320	2,717	730,644
Total	$21,712,371	$38,203	$32,421	$12,452	$83,076	$143,595	$404,864	$22,343,906

	December 31, 2017
	Accruing
(Dollars in thousands)	Current or Less Than 30 days Past Due	30-59 days	60-89 days	> 90 days	Total Past Due	Non-accrual	Acquired Impaired	Total
Real estate- construction	$1,197,766	$269	$—	$458	$727	$2,635	$39,268	$1,240,396
Real estate- owner-occupied	2,243,923	1,631	659	74	2,364	24,457	104,577	2,375,321
Real estate- non-owner-occupied	5,220,648	2,086	6,405	887	9,378	6,811	85,676	5,322,513
Commercial and industrial	5,014,438	5,788	5,726	146	11,660	77,823	31,146	5,135,067
Residential mortgage	2,877,048	10,083	8,136	5,317	23,536	17,387	138,381	3,056,352
Consumer - home equity	2,186,554	11,675	2,947	18	14,640	12,365	78,716	2,292,275
Consumer - other	642,244	5,286	1,026	—	6,312	3,910	3,791	656,257
Total	$19,382,621	$36,818	$24,899	$6,900	$68,617	$145,388	$481,555	$20,078,181
Acquired Loans
As discussed in Note 3, during the third quarter of 2017, the Company acquired loans with fair values of $4.0 billion from Sabadell United. Certain loans that were acquired in this transaction were covered by loss share agreements between the FDIC and Sabadell United, which were assumed in connection with the Company's acquisition of Sabadell United and afforded IBERIABANK loss protection. In September 2018, the Company terminated its loss share agreements with the FDIC. As a result, there were no covered loans at September 30, 2018. Covered loans were $158.6 million at December 31, 2017. Certain acquired loans from Sabadell United were to customers with addresses outside of the United States. Foreign loans, denominated in U.S. dollars, totaled $228.2 million and $325.5 million at September 30, 2018 and December 31, 2017, respectively.
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
The following is a summary of changes in the accretable difference for all loans accounted for under ASC 310-30 during the nine months ended September 30:

(Dollars in thousands)	2018	2017
Balance at beginning of period	$152,623	$175,054
Additions	2,371	32,937
Transfers from non-accretable difference to accretable yield	(4)	4,977
Accretion	(37,115)	(42,435)
Changes in expected cash flows not affecting non-accretable differences (1)	21,092	(242)
Balance at end of period	$138,967	$170,291

(1)
Includes changes in cash flows expected to be collected due to the impact of changes in actual or expected timing of liquidation events, modifications, changes in interest rates and changes in prepayment assumptions.

Troubled Debt Restructurings
Information about the Company’s troubled debt restructurings ("TDRs") at September 30, 2018 and 2017 is presented in the following tables. Modifications of loans that are accounted for within a pool under ASC Topic 310-30 are excluded as TDRs. Accordingly, such modifications do not result in the removal of those loans from the pool, even if the modification of those loans would otherwise be considered a TDR. As a result, all such acquired loans that would otherwise meet the criteria for classification as a TDR are excluded from the tables below.
TDRs totaling $46.0 million and $51.5 million occurred during the nine months ended September 30, 2018 and 2017, respectively, through modification of the original loan terms.
The following table provides information on how the TDRs were modified during the periods indicated:

	Three Months Ended September 30		Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Extended maturities	$3,658	$3,184	$10,020	$18,177
Maturity and interest rate adjustment	267	204	368	5,151
Movement to or extension of interest-rate only payments	—	3,560	48	3,692
Interest rate adjustment	—	—	101	25
Forbearance	802	841	14,386	5,528
Other concession(s) (1)	1,810	16,797	21,031	18,944
Total	$6,537	$24,586	$45,954	$51,517

(1)	Other concessions may include covenant waivers, forgiveness of principal or interest associated with a customer bankruptcy, or a combination of any of the above concessions.

Of the $46.0 million of TDRs occurring during the nine months ended September 30, 2018, $20.2 million are on accrual status and $25.8 million are on non-accrual status. Of the $51.5 million of TDRs occurring during the nine months ended September 30, 2017, $40.5 million were on accrual status and $11.0 million were on non-accrual status. The following table presents the end of period balance for loans modified in a TDR during the periods indicated:

	Three Months Ended September 30,
	2018			2017
(In thousands, except number of loans)	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Real estate- construction	—	$—	$—	2	$1,166	$1,164
Real estate- owner-occupied	1	2,312	2,312	3	717	713
Real estate- non-owner-occupied	6	1,818	1,790	10	5,306	5,298
Commercial and industrial	9	829	804	11	11,650	12,502
Residential mortgage	3	257	255	7	409	392
Consumer - home equity	15	1,152	1,124	38	3,495	3,479
Consumer - other	11	352	252	36	1,078	1,038
Total	45	$6,720	$6,537	107	$23,821	$24,586

	Nine Months Ended September 30,
	2018			2017
(In thousands, except number of loans)	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Real estate- construction	1	$1,950	$976	2	$1,166	$1,164
Real estate- owner-occupied	8	15,233	13,373	5	2,447	2,411
Real estate- non-owner-occupied	13	3,228	3,064	21	9,645	11,505
Commercial and industrial	32	32,827	22,769	44	18,743	19,399
Residential mortgage	9	898	837	16	1,126	1,030
Consumer - home equity	47	4,130	4,047	99	13,573	13,471
Consumer - other	53	1,056	888	106	2,745	2,537
Total	163	$59,322	$45,954	293	$49,445	$51,517

Information detailing TDRs that defaulted during the three-month and nine-month periods ended September 30, 2018 and 2017, and were modified in the previous twelve months (i.e., the twelve months prior to the default) is presented in the following tables. The Company has defined a default as any loan with a payment that is currently past due greater than 30 days, or was past due greater than 30 days at any point during the respective periods, or since the date of modification, whichever is shorter.

	Three Months Ended September 30,
	2018		2017
(In thousands, except number of loans)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Real estate- construction	—	$—	2	$1,164
Real estate- owner-occupied	1	929	4	1,304
Real estate- non-owner-occupied	1	7	11	2,206
Commercial and industrial	2	127	16	1,008
Residential mortgage	—	—	13	819
Consumer - home equity	4	380	23	2,150
Consumer - other	6	86	49	795
Total	14	$1,529	118	$9,446

	Nine Months Ended September 30,
	2018		2017
(In thousands, except number of loans)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Real estate- construction	—	$—	2	$1,164
Real estate- owner-occupied	6	10,101	8	3,234
Real estate- non-owner-occupied	6	1,084	16	4,929
Commercial and industrial	12	3,632	31	5,939
Residential mortgage	8	912	18	1,243
Consumer - home equity	17	1,978	34	3,215
Consumer - other	39	488	65	1,264
Total	88	$18,195	174	$20,988

NOTE 6 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY
Allowance for Credit Losses Activity
A summary of changes in the allowance for credit losses for the nine months ended September 30 is as follows:

(Dollars in thousands)	2018	2017
Allowance for credit losses
Allowance for loan and lease losses at beginning of period	$140,891	$144,719
Provision for loan and lease losses	26,678	36,718
Transfer of balance to OREO and other	(5,709)	963
Charge-offs	(34,740)	(49,939)
Recoveries	9,830	4,167
Allowance for loan and lease losses at end of period	$136,950	$136,628

Reserve for unfunded commitments at beginning of period	$13,208	$11,241
Balance created in acquisition accounting	900	7,626
Provision for unfunded lending commitments	613	2,165
Reserve for unfunded commitments at end of period	$14,721	$21,032
Allowance for credit losses at end of period	$151,671	$157,660
A summary of changes in the allowance for credit losses, by loan portfolio type, for the nine months ended September 30 is as follows:

	2018
(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Residential Mortgage	Consumer	Total
Allowance for loan and lease losses at beginning of period	$54,201	$53,916	$9,117	$23,657	$140,891
Provision for (Reversal of) loan and lease losses	(4,020)	20,372	2,318	8,008	26,678
Transfer of balance to OREO and other	(1,556)	(814)	(45)	(3,294)	(5,709)
Charge-offs	(1,281)	(22,447)	(365)	(10,647)	(34,740)
Recoveries	1,019	5,665	53	3,093	9,830
Allowance for loan and lease losses at end of period	$48,363	$56,692	$11,078	$20,817	$136,950

Reserve for unfunded commitments at beginning of period	$4,531	$5,309	$555	$2,813	$13,208
Balance created in acquisition accounting	129	81	—	690	900
Provision for (Reversal of) unfunded commitments	(134)	169	246	332	613
Reserve for unfunded commitments at end of period	$4,526	$5,559	$801	$3,835	$14,721
Allowance on loans individually evaluated for impairment	$2,650	$10,471	$154	$2,973	$16,248
Allowance on loans collectively evaluated for impairment	40,519	44,727	5,063	17,661	107,970
Allowance on loans acquired with deteriorated credit quality	5,194	1,494	5,861	183	12,732
Loans and leases, net of unearned income:
Balance at end of period	$9,381,883	$5,581,040	$4,300,163	$3,080,820	$22,343,906
Balance at end of period individually evaluated for impairment	73,469	75,625	6,230	33,863	189,187
Balance at end of period collectively evaluated for impairment	9,126,653	5,478,377	4,174,524	2,970,301	21,749,855
Balance at end of period acquired with deteriorated credit quality	181,761	27,038	119,409	76,656	404,864

	2017
(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Residential Mortgage	Consumer	Total
Allowance for loan losses at beginning of period	$49,231	$60,939	$11,249	$23,300	$144,719
Provision for (Reversal of) loan and lease losses	4,888	23,574	(1,333)	9,589	36,718
Transfer of balance to OREO and other	879	(69)	2	151	963
Charge-offs	(1,410)	(37,110)	(265)	(11,154)	(49,939)
Recoveries	668	605	148	2,746	4,167
Allowance for loan losses at end of period	$54,256	$47,939	$9,801	$24,632	$136,628

Reserve for unfunded commitments at beginning of period	$3,207	$4,537	$657	$2,840	$11,241
Balance created in acquisition accounting	1,358	4,903	1,303	62	7,626
Provision for (Reversal of) unfunded commitments	1,239	752	(30)	204	2,165
Reserve for unfunded commitments at end of period	$5,804	$10,192	$1,930	$3,106	$21,032
Allowance on loans individually evaluated for impairment	$1,957	$9,744	$164	$2,445	$14,310
Allowance on loans collectively evaluated for impairment	30,016	35,964	3,801	18,768	88,549
Allowance on loans acquired with deteriorated credit quality	22,283	2,231	5,836	3,419	33,769

Loans, net of unearned income:
Balance at end of period	8,767,886	5,016,437	3,024,970	2,985,792	19,795,085
Balance at end of period individually evaluated for impairment	68,241	85,054	5,384	29,140	187,819
Balance at end of period collectively evaluated for impairment	8,457,950	4,899,842	2,890,206	2,877,383	19,125,381
Balance at end of period acquired with deteriorated credit quality	241,695	31,541	129,380	79,269	481,885
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

Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full satisfaction of the loan balance outstanding questionable, which makes probability of loss higher based on currently existing facts, conditions, and values. Loans classified as substandard, doubtful, and loss are collectively referred to as classified loans. Criticized loans include all classified loans, as well as loans classified as special mention loans. Loans classified as “Pass” do not meet the criteria set forth for special mention, substandard, or doubtful classification and are not considered criticized. Asset risk classifications are determined at origination or acquisition and reviewed on an ongoing basis. Risk classifications are changed if, in the opinion of management, the risk profile of the customer has changed since the last review of the loan relationship.
The Company’s investment in loans by credit quality indicator is presented in the following tables. Asset risk classifications for commercial loans and leases reflect the classification as of September 30, 2018 and December 31, 2017. Credit quality information in the tables below includes total loans acquired (including acquired impaired loans) at the net loan balance, after the application of premiums/discounts, at September 30, 2018 and December 31, 2017. Loan premiums/discounts represent the adjustment of acquired loans to fair value at the acquisition date, as adjusted for income accretion and changes in cash flow estimates in subsequent periods. Loan premiums/discounts include preliminary discounts recorded on acquired Gibraltar loans, which are subject to change upon receipt of final fair value estimates during the measurement period.
Loan delinquency is the primary credit quality indicator that the Company utilizes to monitor consumer asset quality.

	September 30, 2018					December 31, 2017
(Dollars in thousands)	Pass	Special Mention	Sub- standard	Doubtful	Total	Pass	Special Mention	Sub- standard	Doubtful	Loss	Total
Commercial real estate - construction	$1,094,240	$19,033	$14,704	$11	$1,127,988	$1,189,490	$20,351	$30,541	$14	$—	$1,240,396
Commercial real estate - owner-occupied	2,382,053	31,588	45,058	265	2,458,964	2,234,151	82,114	56,590	2,466	—	2,375,321
Commercial real estate - non-owner-occupied	5,692,007	49,121	49,415	4,388	5,794,931	5,258,638	19,311	42,702	1,744	118	5,322,513
Commercial and industrial	5,366,990	96,303	86,903	30,844	5,581,040	4,882,554	88,149	128,961	35,403	—	5,135,067
Total	$14,535,290	$196,045	$196,080	$35,508	$14,962,923	$13,564,833	$209,925	$258,794	$39,627	$118	$14,073,297

	September 30, 2018			December 31, 2017
(Dollars in thousands)	Current	30+ Days Past Due	Total	Current	30+ Days Past Due	Total
Residential mortgage	$4,212,447	$87,716	$4,300,163	$2,962,043	$94,309	$3,056,352
Consumer - home equity	2,306,712	43,464	2,350,176	2,250,205	42,070	2,292,275
Consumer - other	723,183	7,461	730,644	645,498	10,759	656,257
Total	$7,242,342	$138,641	$7,380,983	$5,857,746	$147,138	$6,004,884

Impaired Loans
Information on the Company’s investment in impaired loans, which include all TDRs and all other non-accrual loans evaluated or measured individually for impairment for purposes of determining the ALLL, is presented in the following tables as of and for the periods indicated.

	September 30, 2018			December 31, 2017
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
(Dollars in thousands)
With no related allowance recorded:
Commercial real estate - construction	$11,176	$11,176	$—	$13,763	$13,013	$—
Commercial real estate - owner-occupied	33,816	33,816	—	50,867	44,482	—
Commercial real estate - non-owner-occupied	21,996	21,996	—	15,370	14,975	—
Commercial and industrial	41,717	41,717	—	103,013	70,254	—
Residential mortgage	1,254	1,241	—	2,004	2,001	—
Consumer - home equity	701	701	—	5,906	5,634	—
Consumer - other	—	—	—	75	75	—

With an allowance recorded:
Commercial real estate - construction	146	146	(11)	238	156	(19)
Commercial real estate - owner-occupied	3,987	3,987	(535)	13,314	13,287	(949)
Commercial real estate - non-owner-occupied	2,348	2,348	(2,104)	6,051	5,872	(620)
Commercial and industrial	33,894	33,908	(10,471)	35,306	32,162	(12,736)
Residential mortgage	5,420	4,989	(154)	5,179	4,748	(172)
Consumer - home equity	28,700	28,695	(2,469)	27,189	26,575	(2,358)
Consumer - other	4,526	4,467	(504)	5,354	4,893	(498)
Total	$189,681	$189,187	$(16,248)	$283,629	$238,127	$(17,352)
Total commercial loans and leases	$149,080	$149,094	$(13,121)	$237,922	$194,201	$(14,324)
Total mortgage loans	6,674	6,230	(154)	7,183	6,749	(172)
Total consumer loans	33,927	33,863	(2,973)	38,524	37,177	(2,856)

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017		Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)
With no related allowance recorded:
Commercial real estate - construction	$10,806	$164	$2,722	$11	$10,371	$460	$2,538	$57
Commercial real estate - owner-occupied	34,118	209	36,850	88	34,505	903	37,185	517
Commercial real estate - non-owner-occupied	22,091	249	7,858	83	22,988	746	7,908	231
Commercial and industrial	43,409	523	64,863	240	40,564	1,543	71,611	975
Residential mortgage	1,254	9	1,114	13	1,271	36	1,129	36
Consumer - home equity	705	2	364	6	708	16	367	18
With an allowance recorded:
Commercial real estate - construction	148	—	166	1	151	1	209	5
Commercial real estate - owner-occupied	4,006	83	11,154	89	4,044	102	11,206	269
Commercial real estate - non-owner-occupied	2,398	20	4,874	29	2,442	76	4,808	109
Commercial and industrial	40,357	150	55,042	261	47,098	720	57,020	788
Residential mortgage	5,014	50	4,290	38	5,066	149	4,338	115
Consumer - home equity	28,577	305	23,730	254	27,905	892	21,639	690
Consumer - other	4,710	65	4,330	64	4,884	208	4,010	180
Total	$197,593	$1,829	$217,357	$1,177	$201,997	$5,852	$223,968	$3,990
Total commercial loans and leases	$157,333	$1,398	$183,529	$802	$162,163	$4,551	$192,485	$2,951
Total mortgage loans	6,268	59	5,404	51	6,337	185	5,467	151
Total consumer loans	33,992	372	28,424	324	33,497	1,116	26,016	888
As of September 30, 2018 and December 31, 2017, the Company was not committed to lend a material amount of additional funds to any customer whose loan was classified as impaired or as a troubled debt restructuring.

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Changes to the carrying amount of goodwill by reporting unit for the nine months ended September 30, 2018, and the year ended December 31, 2017 are provided in the following table:

(Dollars in thousands)	IBERIABANK	Mortgage	LTC	Total
Balance, December 31, 2016	$698,513	$23,178	$5,165	$726,856
Goodwill acquired during the year	462,046	—	—	462,046
Balance, December 31, 2017	$1,160,559	$23,178	$5,165	$1,188,902
Goodwill acquired during the year (preliminary allocation) and adjustments	28,621	—	3,380	32,001
Balance, September 30, 2018	$1,189,180	$23,178	$8,545	$1,220,903
On March 23, 2018, the Company completed its acquisition of Gibraltar. In connection with the acquisition, the Company recorded $49.6 million of goodwill based on preliminary fair value estimates of the assets acquired and liabilities assumed in the business combination as of September 30, 2018. On January 12, 2018, the Company's subsidiary, LTC, completed its acquisition of SolomonParks. In connection with the acquisition, LTC recorded $3.4 million of goodwill based on preliminary estimates. In addition, measurement period adjustments to preliminary fair value estimates related to the acquisition of Sabadell United were updated during the six months ended June 30, 2018, reducing goodwill by $21.0 million. The accounting for the acquisition of Sabadell United was complete as of June 30, 2018. See Note 3 for additional information regarding these acquisitions.
The Company performed the required annual goodwill impairment test as of October 1, 2017. The Company’s annual impairment test did not indicate impairment in any of the Company’s reporting units as of the testing date. Following the testing date, management evaluated the events and changes that could indicate that goodwill might be impaired and concluded that a subsequent interim test was not necessary. The Company is currently in the process of performing its annual impairment test as of October 1, 2018.
Mortgage Servicing Rights
Mortgage servicing rights are recorded at the lower of cost or market value in “other intangible assets” on the Company's consolidated balance sheets and amortized over the remaining servicing life of the loans, with consideration given to prepayment assumptions. Mortgage servicing rights had the following carrying values as of the periods indicated:

	September 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(Dollars in thousands)
Mortgage servicing rights	$12,125	$(4,562)	$7,563	$9,588	$(3,931)	$5,657

Title Plant
The Company held title plant assets recorded in “other intangible assets” on the Company's consolidated balance sheets totaling $6.8 million on September 30, 2018 and $6.7 million on December 31, 2017. The increase in title plant assets was the result of the SolomonParks acquisition during the first quarter of 2018. No events or changes in circumstances occurred during the nine months ended September 30, 2018 to suggest the carrying value of the title plant was not recoverable.

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

	September 30, 2018			December 31, 2017
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible assets	$136,183	$(58,161)	$78,022	$127,957	$(51,971)	$75,986
Customer relationship intangible asset	1,385	(1,305)	80	1,143	(996)	147
Non-compete agreement	206	(60)	146	63	(39)	24
Total	$137,774	$(59,526)	$78,248	$129,163	$(53,006)	$76,157

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
Cash flow hedge relationships mitigate exposure to the variability of future cash flows or other forecasted transactions. The Company enters into interest rate swap agreements in a cash flow hedge to convert forecasted variable interest payments to a fixed rate on its junior subordinated debt. In addition, the Company has entered into an interest rate collar and designated the instrument as a cash flow hedge of the risk of fluctuations in interest rates, thereby reducing the Company's exposure to variability in cash flows from variable-rate loans.
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
Information pertaining to outstanding derivative instruments is as follows:

	Balance Sheet Location	Derivative Assets - Fair Value		Balance Sheet Location	Derivative Liabilities - Fair Value
(Dollars in thousands)		September 30, 2018	December 31, 2017		September 30, 2018	December 31, 2017
Derivatives designated as hedging instruments under ASC Topic 815:
Interest rate contracts	Other assets	$48	$—	Other liabilities	$—	$—
Total derivatives designated as hedging instruments under ASC Topic 815		$48	$—		$—	$—
Derivatives not designated as hedging instruments under ASC Topic 815:
Interest rate contracts	Other assets	$3,665	$20,446	Other liabilities	$37,417	$16,191
Foreign exchange contracts	Other assets	13	7	Other liabilities	13	7
Forward sales contracts	Other assets	1,084	136	Other liabilities	44	279
Written and purchased options	Other assets	7,754	10,654	Other liabilities	5,282	8,656
Other contracts	Other assets	6	22	Other liabilities	8	21
Total derivatives not designated as hedging instruments under ASC Topic 815		$12,522	$31,265		$42,764	$25,154
Total		$12,570	$31,265		$42,764	$25,154

	Derivative Assets - Notional Amount		Derivative Liabilities - Notional Amount
(Dollars in thousands)	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Derivatives designated as hedging instruments under ASC Topic 815:
Interest rate contracts	$258,500	$—	$—	$108,500
Total derivatives designated as hedging instruments under ASC Topic 815	$258,500	$—	$—	$108,500

Derivatives not designated as hedging instruments under ASC Topic 815:
Interest rate contracts	$1,489,111	$1,218,464	$1,489,111	$1,218,464
Foreign exchange contracts	933	268	933	268
Forward sales contracts	169,276	82,347	21,684	142,578
Written and purchased options	275,473	278,638	143,912	165,198
Other contracts	33,570	29,755	62,142	86,744
Total derivatives not designated as hedging instruments under ASC Topic 815	$1,968,363	$1,609,472	$1,717,782	$1,613,252
Total	$2,226,863	$1,609,472	$1,717,782	$1,721,752

The Company has entered into risk participation agreements with counterparties to transfer or assume credit exposures related to interest rate derivatives. The notional amounts of risk participation agreements sold were $62.1 million and $86.7 million at September 30, 2018 and December 31, 2017, respectively. Assuming all underlying third party customers referenced in the swap contracts defaulted at September 30, 2018 and December 31, 2017, the exposure from these agreements would not be material based on the fair value of the underlying swaps.
The Company is party to collateral agreements with certain derivative counterparties. Such agreements require that the Company maintain collateral based on the fair values of individual derivative transactions. In the event of default by the Company, the counterparty would be entitled to the collateral.
At September 30, 2018, the Company was not required to post collateral due to the Company's derivative position at the balance sheet date. At December 31, 2017, the Company was required to post $552 thousand in cash or securities as collateral for its derivative transactions, which is included in "interest-bearing deposits in banks" on the Company’s consolidated balance sheets. Effective January 3, 2017, the Chicago Mercantile Exchange and LCH.Clearnet Limited amended their rulebooks to legally characterize variation margin payments for over-the-counter derivatives they clear as settlements of the derivatives' exposure rather than collateral against the exposures. In light of changes to the aforementioned rulebooks, the Board of Governors of the Federal Reserve System, the OCC and the FDIC issued guidance effective August 14, 2017, which is consistent with the SEC's accounting guidance, that allows institutions to treat centrally-cleared derivatives as settled for purposes of the capital rule. At September 30, 2018 and December 31, 2017, the Company was required to post $44.4 million and $5.1 million, respectively, in variation margin payments for its derivative transactions, which is required to be netted against the fair value of the derivatives in "other assets/other liabilities" on the consolidated balance sheets. The Company does not anticipate additional assets will be required to be posted as collateral, nor does it believe additional assets would be required to settle its derivative instruments immediately if contingent features were triggered at September 30, 2018. The Company’s master netting agreements represent written, legally enforceable bilateral agreements that (1) create a single legal obligation for all individual transactions covered by the master agreement and (2) in the event of default, provide the non-defaulting counterparty the right to accelerate, terminate, and close-out on a net basis all transactions under the agreement and to promptly liquidate or set-off collateral posted by the defaulting counterparty. As permitted by U.S. GAAP, the Company does not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against recognized fair value amounts of derivatives executed with the same counterparty under a master netting agreement.

The following table reconciles the gross amounts presented in the consolidated balance sheets to the net amounts that would result in the event of offset.

	September 30, 2018
	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet		Net
(Dollars in thousands)		Derivatives	Collateral (1)
Derivatives subject to master netting arrangements
Derivative assets
Interest rate contracts designated as hedging instruments	$48	$—	$—	$48
Interest rate contracts not designated as hedging instruments	3,665	(248)	—	3,417
Written and purchased options	5,267	—	—	5,267
Total derivative assets subject to master netting arrangements	$8,980	$(248)	$—	$8,732

Derivative liabilities
Interest rate contracts not designated as hedging instruments	$37,417	$(248)	$—	$37,169
Written and purchased options	5,267	—	—	5,267
Total derivative liabilities subject to master netting arrangements	$42,684	$(248)	$—	$42,436
(1) Consists of cash collateral recorded at cost, which approximates fair value, and investment securities.

	December 31, 2017
	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet		Net
(Dollars in thousands)		Derivatives	Collateral (1)
Derivatives subject to master netting arrangements
Derivative assets
Interest rate contracts not designated as hedging instruments	$20,446	$(12,469)	$—	$7,977
Written and purchased options	8,610	—	—	8,610
Total derivative assets subject to master netting arrangements	$29,056	$(12,469)	$—	$16,587

Derivative liabilities
Interest rate contracts designated as hedging instruments	$—	$—	$—	$—
Interest rate contracts not designated as hedging instruments	16,191	(12,469)	(552)	3,170
Total derivative liabilities subject to master netting arrangements	$16,191	$(12,469)	$(552)	$3,170
(1) Consists of cash collateral recorded at cost, which approximates fair value, and investment securities.
During the nine months ended September 30, 2018 and 2017, the Company has not reclassified into earnings any gain or loss as a result of the discontinuance of cash flow hedges because it was probable the original forecasted transaction would not occur by the end of the originally specified term.
At September 30, 2018, the Company does not expect to reclassify a material amount from accumulated other comprehensive income into interest income over the next twelve months for derivatives that will be settled.

At September 30, 2018 and 2017, and for the three and nine months then ended, information pertaining to the effect of the hedging instruments on the consolidated financial statements is as follows:

						Location of Gain (Loss) Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing)
	Amount of Gain (Loss) Recognized in OCI, net of taxes		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income, net of taxes

(Dollars in thousands)	For the Three Months Ended September 30,
Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	2018	2017		2018	2017		2018	2017
Interest rate contracts	$818	$(158)	Interest expense	$(22)	$(101)	Interest expense	$—	$—
Total	$818	$(158)		$(22)	$(101)		$—	$—

						Location of Gain (Loss) Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing)
	Amount of Gain (Loss) Recognized in OCI, net of taxes		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income, net of taxes

(Dollars in thousands)	For the Nine Months Ended September 30,
Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	2018	2017		2018	2017		2018	2017
Interest rate contracts	$4,762	$(1,081)	Other income (expense)	$(178)	$(249)	Other income (expense)	$—	$—
Total	$4,762	$(1,081)		$(178)	$(249)		$—	$—

Information pertaining to the effect of derivatives not designated as hedging instruments on the consolidated financial statements as of September 30, is as follows:

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)		2018	2017	2018	2017
Interest rate contracts (1)	Other income	$2,586	$743	$5,093	$3,159
Foreign exchange contracts	Other income	7	24	17	38
Forward sales contracts	Mortgage income	948	(2,007)	4,563	(3,893)
Written and purchased options	Mortgage income	(692)	(462)	473	(1,393)
Other contracts	Other income	1	8	(4)	17
Total		$2,850	$(1,694)	$10,142	$(2,072)
(1) Includes fees associated with customer interest rate contracts.

NOTE 9 – INCOME TAXES

The Company's provision for income taxes for the three and nine months ended September 30, 2018 and 2017 is based on the estimated annual effective tax rate, plus discrete items.

The following table presents the provision for income taxes and the effective tax rates for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Income before income tax expense	$131,866	$48,450	$318,620	$201,493
Income tax expense	30,401	18,806	78,410	69,358
Effective tax rate	23.1%	38.8%	24.6%	34.4%

The difference between the Company's effective tax rate for the three and nine months ended September 30, 2018 and 2017 and the U.S. statutory tax rates of 21% and 35%, respectively, primarily relates to tax-exempt income, non-deductible expenses, state income taxes (net of federal income tax benefit), and the recognition of tax credits. The effective tax rate may vary significantly due to fluctuations in the amount and source of pretax income, changes in amounts of non-deductible expenses, and timing of the recognition of tax credits. In addition, the difference between the Company's effective tax rate for the nine months ended September 30, 2018 and the U.S. statutory tax rate of 21% primarily relates to the discrete item of $6.6 million in income tax expense due to the write-down of deferred tax assets in the second quarter of 2018 associated with the finalization of the accounting for the Sabadell United acquisition and the related impact of the Tax Act on those adjustments. This adjustment increased the effective tax rate for the nine months ended September 30, 2018 by 2.1% from 22.5% to 24.6%.

Provisional amounts in effective tax rate

On December 22, 2017, President Trump signed the Tax Cuts and Jobs Act (the "Tax Act") into law. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period in which the new legislation is enacted. In the case of U.S. federal income taxes, the enactment date is the date the bill becomes law (i.e., upon presidential signature). Among other provisions, the most significant to the Company is the reduction of the corporate income tax rate from 35% to 21%. With respect to the legislation, the Company recognized a provisional one-time increase in tax expense of $51.0 million as of December 31, 2017 due to a re-measurement of deferred tax assets and liabilities resulting from the decrease in the corporate income tax rate. The Company made no adjustment to the provisional amounts during the third quarter of 2018. During the nine months ended September 30, 2018, the Company recognized an adjustment of $6.6 million in income tax expense due to the write-down of deferred tax assets associated with the finalization of the accounting for the Sabadell United acquisition and the related impact of the Tax Act on those adjustments. This adjustment increased the year-to-date effective tax rate by 2.1% from 22.5% to 24.6%. The accounting for the tax effects of the Tax Act remained incomplete as of September 30, 2018. The Company is in the process of analyzing certain aspects of the Tax Act, obtaining additional information, and refining its calculations, which could potentially affect the measurement of these balances. Information which could result in adjustment to the provisional amount includes, but is not limited to, the filing of the Sabadell United tax returns, elections or changes in IRS tax methods, and further analysis of tax positions. Our estimates may also be affected as we gain a more thorough understanding of the Tax Act. Consistent with the guidance provided under ASC 740, the Company recorded impacts from enactment of the Tax Act in the fourth quarter of 2017 subject to Staff Accounting Bulletin 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118"). SAB 118 provides a measurement period not to extend beyond one year of the enactment date to adjust the accounting for certain elements of the tax reform.

NOTE 10 – SHAREHOLDERS' EQUITY, CAPITAL RATIOS AND OTHER REGULATORY MATTERS

Preferred Stock
The following table presents a summary of the Company's non-cumulative perpetual preferred stock:

					September 30, 2018	December 31, 2017
	Issuance Date	Earliest Redemption Date	Annual Dividend Rate	Liquidation Amount	Carrying Amount	Carrying Amount
(Dollars in thousands)
Series B Preferred Stock	8/5/2015	8/1/2025	6.625%	$80,000	$76,812	$76,812
Series C Preferred Stock	5/9/2016	5/1/2026	6.600%	57,500	55,285	55,285
				$137,500	$132,097	$132,097
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
During the first nine months of 2018, the Company repurchased 763,210 common shares for approximately $61.0 million at a weighted average cost of $79.99 per share, which included 335,000 common shares repurchased under a plan previously approved by the Board of Directors that has subsequently expired. At September 30, 2018, the remaining common shares that could be repurchased under the current Board-approved plan was 709,290 shares. Subsequent to quarter-end and through November 5, 2018, the Company repurchased the remaining common shares for approximately $52.6 million.
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
Management believes that, as of September 30, 2018, the Company and IBERIABANK met all capital adequacy requirements to which they are subject.
As of September 30, 2018, the most recent notification from the FRB categorized IBERIABANK as well-capitalized under the regulatory framework for prompt corrective action (the prompt corrective action requirements are not applicable to the Company). To be categorized as well-capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed that categorization.

The Company’s and IBERIABANK’s actual capital amounts and ratios as of September 30, 2018 and December 31, 2017 are presented in the following tables:

(Dollars in thousands)	September 30, 2018
	Minimum		Well-Capitalized		Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage
Consolidated	$1,156,436	4.00%	N/A	N/A	$2,789,740	9.65%
IBERIABANK	1,153,671	4.00	1,442,089	5.00	2,768,917	9.60
Common Equity Tier 1 (CET1) (1)
Consolidated	$1,107,934	4.50%	N/A	N/A	$2,657,643	10.79%
IBERIABANK	1,105,391	4.50	1,596,676	6.50	2,768,917	11.27
Tier 1 Risk-Based Capital (1)
Consolidated	$1,477,245	6.00%	N/A	N/A	$2,789,740	11.33%
IBERIABANK	1,473,855	6.00	1,965,140	8.00	2,768,917	11.27
Total Risk-Based Capital (1)
Consolidated	$1,969,660	8.00%	N/A	N/A	$3,057,911	12.42%
IBERIABANK	1,965,140	8.00	2,456,425	10.00	2,920,587	11.89

	December 31, 2017
	Minimum		Well-Capitalized		Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage
Consolidated	$1,073,381	4.00%	N/A	N/A	$2,509,496	9.35%
IBERIABANK	1,070,789	4.00	1,338,487	5.00	2,437,275	9.10
Common Equity Tier 1 (CET1) (1)
Consolidated	$1,011,732	4.50%	N/A	N/A	$2,377,398	10.57%
IBERIABANK	1,009,553	4.50	1,458,243	6.50	2,437,275	10.86
Tier 1 Risk-Based Capital (1)
Consolidated	$1,348,977	6.00%	N/A	N/A	$2,509,496	11.16%
IBERIABANK	1,346,070	6.00	1,794,760	8.00	2,437,275	10.86
Total Risk-Based Capital (1)
Consolidated	$1,798,635	8.00%	N/A	N/A	$2,780,095	12.37%
IBERIABANK	1,794,760	8.00	2,243,450	10.00	2,591,374	11.55
(1) Minimum capital ratios are subject to a capital conservation buffer. In order to avoid limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers, an institution must hold a capital conservation buffer above its minimum risk-based capital requirements. This capital conservation buffer is calculated as the lowest of the differences between the actual CET1 ratio, Tier 1 Risk-Based Capital Ratio, and Total Risk-Based Capital ratio and the corresponding minimum ratios. At September 30, 2018, the required minimum capital conservation buffer was 1.875%, and will increase by 0.625% and be fully phased-in on January 1, 2019 at 2.50%. At September 30, 2018, the capital conservation buffers of the Company and IBERIABANK were 4.42% and 3.89%, respectively.

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
The following table presents the calculation of basic and diluted earnings per share for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2018	2017	2018	2017
Earnings per common share - basic:
Net income	$101,465	$29,644	$240,210	$132,135
Less: Preferred stock dividends	3,599	3,598	8,146	8,146
Less: Dividends and undistributed earnings allocated to unvested restricted shares	908	283	2,341	1,052
Net income allocated to common shareholders - basic	$96,958	$25,763	$229,723	$122,937
Weighted average common shares outstanding	55,571	52,424	55,047	49,749
Earnings per common share - basic	1.74	0.49	4.17	2.47
Earnings per common share - diluted:
Net income allocated to common shareholders - basic	$96,958	$25,763	$229,723	$122,937
Adjustment for undistributed earnings allocated to unvested restricted shares	(25)	8	(49)	—
Net income allocated to common shareholders - diluted	$96,933	$25,771	$229,674	$122,937
Weighted average common shares outstanding	55,571	52,424	55,047	49,749
Dilutive potential common shares	374	346	360	357
Weighted average common shares outstanding - diluted	55,945	52,770	55,407	50,106
Earnings per common share - diluted	$1.73	$0.49	$4.14	$2.45
For the three months ended September 30, 2018, and 2017, the calculations for basic shares outstanding exclude the weighted average shares owned by the RRP of 542,796 and 511,562, respectively. For the nine months ended September 30, 2018, and 2017, basic shares outstanding exclude 581,397 and 428,232 shares owned by the RRP, respectively.
The effects from the assumed exercises of 60,931 and 72,239 stock options were not included in the computation of diluted earnings per share for the three months ended September 30, 2018 and 2017, respectively, because such amounts would have had an antidilutive effect on earnings per common share. For the nine months ended September 30, 2018 and 2017, the effects from the assumed exercise of 147,834 and 69,289 stock options, respectively, were not included in the computation of diluted earnings per share because such amounts would have had an antidilutive effect on earnings per common share.

NOTE 12 – SHARE-BASED COMPENSATION
The Company has various types of share-based compensation plans that permit the granting of awards in the form of stock options, restricted stock, restricted share units and phantom stock. These plans are administered by the Compensation Committee of the Board of Directors, which selects persons eligible to receive awards and determines the terms, conditions and other provisions of the awards. At September 30, 2018, awards of 1,163,414 shares could be made under approved incentive compensation plans. The Company issues shares to fulfill stock option exercises and restricted share units and restricted stock awards vesting from available authorized common shares. At September 30, 2018, the Company believes there are adequate authorized shares to satisfy anticipated stock option exercises and restricted share unit and restricted stock award vesting.
Stock option awards
The Company issues stock options under various plans to directors, officers and other key employees. The option exercise price cannot be less than the fair value of the underlying common stock as of the date of the option grant and the maximum option term cannot exceed ten years.
The following table represents the activity related to stock options during the periods indicated:

	Number of Shares	Weighted Average Exercise Price
Outstanding options, December 31, 2016	721,538	$55.38
Granted	78,434	85.03
Exercised	(74,236)	55.77
Forfeited or expired	(26,675)	68.93
Outstanding options, September 30, 2017	699,061	$58.15
Exercisable options, September 30, 2017	463,326	$55.68

Outstanding options, December 31, 2017	686,366	$58.24
Granted	97,620	82.02
Exercised	(41,697)	53.12
Forfeited or expired	(27,328)	68.19
Outstanding options, September 30, 2018	714,961	$61.41
Exercisable options, September 30, 2018	500,349	$56.70
The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option awards. The following weighted-average assumptions were used for option awards issued during the following periods:

	For the Nine Months Ended September 30,
	2018	2017
Expected dividends	1.8%	1.7%
Expected volatility	24.3%	25.0%
Risk-free interest rate	2.7%	2.1%
Expected term (in years)	5.8	5.8
Weighted-average grant-date fair value	$18.48	$18.87
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

The following table represents the compensation expense that is included in non-interest expense and related income tax benefits in the accompanying consolidated statements of comprehensive income related to stock options for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Compensation expense related to stock options	$322	$343	$952	$1,131
Income tax benefit related to stock options	23	46	70	161
At September 30, 2018, there was $2.2 million of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 2.9 years.
Restricted stock awards
The Company issues restricted stock under various plans for certain officers and directors. The restricted stock awards may not be sold or otherwise transferred until certain restrictions have lapsed. The holders of the restricted stock receive dividends and have the right to vote the shares. The compensation expense for these awards is determined based on the market price of the Company's common stock at the date of grant applied to the total number of shares granted and is recognized over the vesting period (generally three to five years). As of September 30, 2018 and 2017, unrecognized share-based compensation expense associated with these awards totaled $30.9 million and $35.7 million, respectively. The unrecognized compensation expense related to restricted stock awards at September 30, 2018 is expected to be recognized over a weighted-average period of 1.4 years.
Restricted share units
During the first nine months of 2018 and 2017, the Company issued restricted share units to certain of its executive officers. Restricted share units vest after the end of a three year performance period, based on satisfaction of the market and performance conditions set forth in the restricted share unit agreements. Recipients do not possess voting or investment power over the common stock underlying such units until vesting. The grant date fair value of these restricted share units is the same as the value of the corresponding number of shares of common stock, adjusted for assumptions surrounding the market-based conditions contained in the respective agreements. See Note 1, Summary of Significant Accounting Policies, in the 2017 10-K for further discussion of restricted share units with market or performance conditions.
The following table represents the compensation expense that was included in non-interest expense and related income tax benefits in the accompanying consolidated statements of comprehensive income related to restricted stock awards and restricted share units for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Compensation expense related to restricted stock awards and restricted share units	$4,843	$4,046	$14,192	$10,368
Income tax benefit related to restricted stock awards and restricted share units	1,017	1,416	2,980	3,629
The following table represents unvested restricted stock award and restricted share unit activity for the following periods:

	For the Nine Months Ended September 30,
	2018	2017
Number of shares at beginning of period	738,187	543,258
Granted	229,181	411,957
Forfeited	(70,981)	(21,272)
Vested	(192,217)	(191,222)
Number of shares at end of period	704,170	742,721

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
The following table indicates compensation expense recorded for phantom stock based on the number of share equivalents vested at September 30 of the periods indicated and the current market price of the Company’s stock at that time:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Compensation expense related to phantom stock	$2,375	$2,747	$7,388	$8,689
The following table represents phantom stock award activity during the periods indicated:

(Dollars in thousands)	Number of share equivalents (1)	Value of share equivalents (2)
Balance, December 31, 2016	472,830	$39,600
Granted	111,119	9,128
Forfeited share equivalents	(22,956)	1,886
Vested share equivalents	(158,573)	13,212
Balance, September 30, 2017	402,420	$33,059

Balance, December 31, 2017	393,844	$30,523
Granted	151,908	12,358
Forfeited share equivalents	(59,550)	4,844
Vested share equivalents	(130,497)	10,871
Balance, September 30, 2018	355,705	$28,937

(1)	Number of share equivalents includes all reinvested dividend equivalents for the periods indicated.

(2)
Except for share equivalents at the beginning of each period, which are based on the value at that time, and vested share payments, which are based on the cash paid at the time of vesting, the value of share equivalents is calculated based on the market price of the Company’s stock at the end of the respective periods. The market price of the Company’s stock was $81.35 and $82.15 on September 30, 2018, and 2017, respectively.

NOTE 13 – FAIR VALUE MEASUREMENTS

See Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements of the 2017 10-K for a description of valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis.
Recurring fair value measurements
The Company has segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to estimate the fair value at the measurement date in the tables below.

	September 30, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale	$—	$4,634,124	$—	$4,634,124
CRA and Community Development Investment Funds	—	1,866	—	1,866
Mortgage loans held for sale	—	42,976	—	42,976
Mortgage loans held for investment, at fair value option	—	7,249	—	7,249
Derivative instruments	—	12,570	—	12,570
Total	$—	$4,698,785	$—	$4,698,785
Liabilities
Derivative instruments	$—	$42,764	$—	$42,764
Total	$—	$42,764	$—	$42,764

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale	$—	$4,590,062	$—	$4,590,062
Mortgage loans held for sale	—	134,916	—	134,916
Mortgage loans held for investment, at fair value option	—	14,953	—	14,953
Derivative instruments	—	31,265	—	31,265
Total	$—	$4,771,196	$—	$4,771,196
Liabilities
Derivative instruments	$—	$25,154	$—	$25,154
Total	$—	$25,154	$—	$25,154
During the nine months ended September 30, 2018, there were no transfers between the Level 1 and Level 2 fair value categories.

Non-recurring fair value measurements
The Company has segregated all assets and liabilities that are measured at fair value on a non-recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below.

	September 30, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Loans	$—	$—	$60,307	$60,307
OREO, net	—	—	5,148	5,148
Total	$—	$—	$65,455	$65,455

	December 31, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Loans	$—	$—	$71,210	$71,210
OREO, net	—	—	3,029	3,029
Total	$—	$—	$74,239	$74,239
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
The Company did not record any liabilities at fair value for which measurement of the fair value was made on a non-recurring basis as of September 30, 2018 and December 31, 2017.
Fair value option
The Company has elected the fair value option for originated residential mortgage loans held for sale, which allows for a more effective offset of the changes in fair values of the loans and the derivative instruments used to hedge them without the burden of complying with the requirements for hedge accounting. The Company also has a portion of mortgage loans held for investment for which the fair value option was elected upon origination and continue to be accounted for at fair value at September 30, 2018 and December 31, 2017, respectively.
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for mortgage loans held for sale and mortgage loans held for investment measured at fair value:

	September 30, 2018			December 31, 2017
(Dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Unpaid Principal
Mortgage loans held for sale, at fair value	$42,976	$41,848	$1,128	$134,916	$131,276	$3,640
Mortgage loans held for investment, at fair value	7,249	8,666	(1,417)	14,953	16,306	(1,353)

Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest income on loans held for sale in the consolidated statements of comprehensive income. The following table details net gains (losses) resulting from the change in fair value of loans that were recorded in mortgage income in the consolidated statements of comprehensive income for the three and nine months ended September 30, 2018 and 2017. The changes in fair value are mostly offset by economic hedging activities, with an insignificant portion of these changes attributable to changes in instrument-specific credit risk.

	Net Gains (Losses) Resulting From Changes in Fair Value
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Fair value option
Mortgage loans held for sale, at fair value	$(1,041)	$251	$(2,513)	$1,121
Mortgage loans held for investment, at fair value	(296)	(62)	(1,217)	(127)

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

		September 30, 2018
(Dollars in thousands)		Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Measurement Category
Fair Value
	Financial Assets
	Securities available for sale	$4,634,124	$4,634,124	$—	$4,634,124	$—
	CRA and Community Development Investment Funds	1,866	1,866	—	1,866	—
	Mortgage loans held for sale	42,976	42,976	—	42,976	—
	Derivative instruments	12,570	12,570	—	12,570	—

	Financial Liabilities
	Derivative instruments	42,764	42,764	—	42,764	—

Amortized Cost
	Financial Assets
	Cash and cash equivalents	$475,935	$475,935	$475,935	$—	$—
	Securities held to maturity	213,561	207,309	—	207,309	—
	Loans and leases, net of unearned income and allowance for loan and lease losses	22,206,956	22,014,886	—	—	22,014,886

	Financial Liabilities
	Deposits	23,193,446	23,181,429	—	23,181,429	—
	Short-term borrowings	1,242,719	1,242,719	452,719	790,000	—
	Long-term debt	1,466,810	1,449,018	—	—	1,449,018

		December 31, 2017
(Dollars in thousands)		Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Measurement Category
Fair Value
	Financial Assets
	Securities available for sale	$4,590,062	$4,590,062	$—	$4,590,062	$—
	Mortgage loans held for sale	134,916	134,916	—	134,916	—
	Derivative instruments	31,265	31,265	—	31,265	—

	Financial Liabilities
	Derivative instruments	25,154	25,154	—	25,154	—

Amortized Cost
	Financial Assets
	Cash and cash equivalents	$625,724	$625,724	$625,724	$—	$—
	Securities held to maturity	227,318	227,964	—	227,964	—
	Loans and leases, net of unearned income and allowance for loan and lease losses	19,937,290	19,826,857	—	—	19,826,857

	Financial Liabilities
	Deposits	21,466,717	21,460,782	—	21,460,782	—
	Short-term borrowings	991,297	991,297	516,297	475,000	—
	Long-term debt	1,495,835	1,476,899	—	—	1,476,899
The fair value estimates presented herein are based upon pertinent information available to management as of September 30, 2018 and December 31, 2017. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since these dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

•	Elimination of investment in subsidiary balances on certain operating segments included in total and average segment assets; and

•	Elimination of intercompany due to and due from balances on certain operating segments that are included in total and average segment assets.

	Three Months Ended September 30, 2018
(Dollars in thousands)	IBERIABANK	Mortgage	LTC	Consolidated
Interest and dividend income	$315,467	$1,599	$1	$317,067
Interest expense	57,842	—	—	57,842
Net interest income	257,625	1,599	1	259,225
Provision for/(reversal of) loan and lease losses	11,099	(2)	—	11,097
Mortgage income	—	12,732	—	12,732
Title revenue	—	—	6,280	6,280
Other non-interest income/(expense)	33,591	(16)	500	34,075
Allocated expenses/(income)	(3,691)	2,680	1,011	—
Non-interest expense	154,287	10,223	4,839	169,349
Income/(loss) before income tax expense	129,521	1,414	931	131,866
Income tax expense/(benefit)	29,765	386	250	30,401
Net income/(loss)	$99,756	$1,028	$681	$101,465
Total loans, leases, and loans held for sale, net of unearned income	$22,302,679	$84,203	$—	$22,386,882
Total assets	29,974,065	119,322	25,000	30,118,387
Total deposits	23,179,549	13,897	—	23,193,446
Average assets	29,863,742	158,464	24,025	30,046,231

	Three Months Ended September 30, 2017
(Dollars in thousands)	IBERIABANK	Mortgage	LTC	Consolidated
Interest and dividend income	$245,166	$1,805	$1	$246,972
Interest expense	30,089	—	—	30,089
Net interest income	215,077	1,805	1	216,883
Provision for/(reversal of) loan and lease losses	18,524	(10)	—	18,514
Mortgage income	—	16,050	—	16,050
Title revenue	—	—	5,643	5,643
Other non-interest income/(expense)	29,163	(9)	(4)	29,150
Allocated expenses/(income)	(3,881)	2,911	970	—
Non-interest expense	174,306	22,170	4,286	200,762
Income/(loss) before income tax expense	55,291	(7,225)	384	48,450
Income tax expense/(benefit)	21,076	(2,424)	154	18,806
Net income/(loss)	$34,215	$(4,801)	$230	$29,644
Total loans, leases, and loans held for sale, net of unearned income	$19,743,749	$192,554	$—	$19,936,303
Total assets	27,738,588	217,056	20,991	27,976,635
Total deposits	21,333,190	1,081	—	21,334,271
Average assets	25,869,559	204,920	22,442	26,096,921

	Nine Months Ended September 30, 2018
(Dollars in thousands)	IBERIABANK	Mortgage	LTC	Consolidated
Interest and dividend income	$886,629	$4,802	$2	$891,433
Interest expense	143,206	—	—	143,206
Net interest income	743,423	4,802	2	748,227
Provision for/(reversal of) loan losses	26,704	(26)	—	26,678
Mortgage income	—	36,048	—	36,048
Title revenue	—	—	18,153	18,153
Other non-interest income/(expense)	96,978	(83)	497	97,392
Allocated expenses/(income)	(9,043)	6,714	2,329	—
Non-interest expense	506,035	34,105	14,382	554,522
Income/(loss) before income tax expense	316,705	(26)	1,941	318,620
Income tax expense/(benefit)	78,516	(7)	(99)	78,410
Net income/(loss)	$238,189	$(19)	$2,040	$240,210
Total loans and loans held for sale, net of unearned income	$22,302,679	$84,203	$—	$22,386,882
Total assets	29,974,065	119,322	25,000	30,118,387
Total deposits	23,179,549	13,897	—	23,193,446
Average assets	29,136,369	164,039	23,037	29,323,445

	Nine Months Ended September 30, 2017
(Dollars in thousands)	IBERIABANK	Mortgage	LTC	Consolidated
Interest and dividend income	$638,683	$5,395	$2	$644,080
Interest expense	70,736	—	—	70,736
Net interest income	567,947	5,395	2	573,344
Provision for/(reversal of) loan losses	36,816	(98)	—	36,718
Mortgage income	—	49,895	—	49,895
Title revenue	—	—	16,574	16,574
Other non-interest income/(expense)	83,376	(30)	(10)	83,336
Allocated expenses/(income)	(9,377)	7,057	2,320	—
Non-interest expense	412,305	59,754	12,879	484,938
Income/(loss) before income tax expense	211,579	(11,453)	1,367	201,493
Income tax expense/(benefit)	72,650	(3,840)	548	69,358
Net income/(loss)	$138,929	$(7,613)	$819	$132,135
Total loans and loans held for sale, net of unearned income	$19,743,749	$192,554	$—	$19,936,303
Total assets	27,738,588	217,056	20,991	27,976,635
Total deposits	21,333,190	1,081	—	21,334,271
Average assets	23,020,324	239,014	23,496	23,282,834

NOTE 16 – COMMITMENTS AND CONTINGENCIES
Off-balance sheet commitments
In the normal course of business, to meet the financing needs of its customers, the Company is a party to credit-related financial instruments, with risk not reflected in the consolidated financial statements. These financial instruments include commitments to extend credit, standby letters of credit, and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The credit policies used for these commitments are consistent with those used for on-balance sheet instruments. The Company’s exposure to credit loss in the event of non-performance by its customers under such commitments or letters of credit represents the contractual amount of the financial instruments as indicated in the table below. At September 30, 2018, the fair value of guarantees under commercial and standby letters of credit was $2.4 million compared to $2.1 million at December 31, 2017. This fair value will decrease as the existing commercial and standby letters of credit approach their expiration dates.
At September 30, 2018 and December 31, 2017, respectively, the Company had the following financial instruments outstanding and related reserves, whose contract amounts represent credit risk:

(Dollars in thousands)	September 30, 2018	December 31, 2017
Commitments to extend credit	$824,472	$342,305
Unfunded commitments under lines of credit	6,610,843	6,060,034
Commercial and standby letters of credit	235,730	210,002
Reserve for unfunded lending commitments	14,721	13,208
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
As of the date of this filing, the Company believes the amount of losses associated with legal proceedings that it is reasonably possible to incur above amounts already accrued and reported as of September 30, 2018 is not material.

NOTE 17 – RELATED PARTY TRANSACTIONS
In the ordinary course of business, the Company may execute transactions with various related parties. Examples of such transactions may include lending or deposit arrangements, transfers of financial assets, services for administrative support, and other miscellaneous items.
The Company has granted loans to executive officers and directors and their affiliates. These loans, including the related principal additions, principal payments, and unfunded commitments are not material to the consolidated financial statements at September 30, 2018 and December 31, 2017. There were no outstanding loans to such related parties classified as non-accrual, past due, or troubled debt restructurings at September 30, 2018.
Deposits from related parties held by the Company were not material at September 30, 2018 and December 31, 2017.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is intended to assist readers in understanding the consolidated financial condition and results of operations of IBERIABANK Corporation and its wholly owned subsidiaries (collectively, the “Company”) as of and for the period ended September 30, 2018, and updates the Annual Report on Form 10-K for the year ended December 31, 2017. This discussion should be read in conjunction with the unaudited consolidated financial statements, accompanying footnotes and supplemental financial data included herein. The emphasis of this discussion will be amounts as of September 30, 2018 compared to December 31, 2017 for the balance sheets and the three and nine months ended September 30, 2018 compared to September 30, 2017 for the statements of comprehensive income. Certain amounts in prior year presentations have been reclassified to conform to the current year presentation.
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

EXECUTIVE SUMMARY
Corporate Profile
The Company is a $30.1 billion financial holding company with locations in Louisiana, Arkansas, Tennessee, Alabama, Texas, Florida, Georgia, South Carolina, North Carolina, Mississippi, Missouri, and New York offering commercial, private banking, consumer, small business, wealth and trust management, retail brokerage, mortgage, and title insurance services.
A summary of the Company's financial position and results of operations as of and for the three and nine months ended September 30, 2018 is provided below, with further detail provided in subsequent sections of Management's Discussion and Analysis.
Results in 2018 were impacted by the following significant items:

•
The Company acquired Sabadell United on July 31, 2017 for total consideration of $1.0 billion. The acquisition added $4.0 billion in loans and $4.4 billion in deposits (including approximately $0.9 billion of non-interest bearing deposits), and significantly impacted results in the first nine months of 2018 when compared to the same period of 2017. Acquired earning assets, offset by a lesser amount of acquired interest-bearing liabilities, resulted in higher net interest income. The acquisition benefited certain non-interest income streams, such as service charges on deposit accounts and trust department income, while additional associates and acquired locations increased salaries and employee benefits and net occupancy and equipment expenses.

•
The Company acquired Gibraltar on March 23, 2018 for total consideration of $214.7 million. The acquisition added $1.5 billion in loans and $1.1 billion in deposits. The Company incurred approximately $1.0 million and $31.5 million in pre-tax merger-related expenses during the three and nine months ended September 30, 2018, resulting in a $0.01 and $0.44 reduction to GAAP EPS, respectively.

•
On December 22, 2017, President Trump signed the Tax Cuts and Jobs Act (the "Tax Act") into law. Among other provisions, the most significant to the Company is the reduction of the corporate income tax rate from 35% to 21%, effective January 1, 2018. The reduction in the corporate tax rate resulted in an estimated $0.23 benefit to GAAP EPS in the third quarter of 2018 and an estimated $0.56 benefit to GAAP EPS for the nine months ended September 30, 2018. The impact on EPS includes the federal statutory income tax rate change from 35% to 21% and eliminating the deduction for FDIC insurance.

The following summarizes third quarter 2018 results compared to third quarter 2017 results:

•
Net income available to common shareholders for the three months ended September 30, 2018 totaled $97.9 million, or $1.73 diluted EPS, compared to $26.0 million, or $0.49 diluted EPS, for the same period of 2017. Non-GAAP core EPS, which excludes merger-related costs and other items (disclosed in Table 17 - Non-GAAP measures), was $1.74 in the third quarter of 2018 compared to $1.00 for the same period of 2017.

•
Net interest income was $259.2 million for the third quarter of 2018, a $42.3 million, or 20%, increase compared to the same quarter of 2017. The increase in net interest income was primarily volume-related due to the Sabadell United and Gibraltar acquisitions, but was also impacted by higher earning asset yields offset by higher funding costs, ultimately resulting in a 10 basis points increase to net interest margin on a tax-equivalent basis to 3.74% from 3.64%.

•
Non-interest income for the third quarter of 2018 increased $2.2 million, or 4%, when compared to the same period of 2017, primarily driven by increases in client derivative activity, services charges on deposit accounts and trust department income, offset by a decrease in mortgage income.

•
Non-interest expense for the third quarter of 2018 decreased $31.4 million, or 16%, to $169.3 million compared to the same period of 2017, largely due to lower acquisition-related expenses and a decrease in legal fees from the HUD litigation accrual which was recorded in the third quarter of 2017.

•
The Company recorded a provision for loan and lease losses of $11.1 million for the quarter ended September 30, 2018, a $7.4 million, or 40%, decrease from the provision recorded for the same period of 2017, primarily driven by an improvement in asset quality.

•
Income before income tax expense increased $83.4 million to $131.9 million for the three months ended September 30, 2018, compared to the same period of 2017; however, income tax expense only increased $11.6 million to $30.4 million for the third quarter of 2018. Income tax expense was impacted in 2018 by the reduction of the corporate income tax rate from 35% to 21%, effective January 1, 2018. The effective tax rate was 23.1% and 38.8%, respectively, for the three months ended September 30, 2018 and 2017.

The following summarizes year-to-date 2018 results compared to 2017 results:

•
Net income available to common shareholders for the nine months ended September 30, 2018 totaled $232.1 million, or $4.14 diluted EPS, compared to $124.0 million, or $2.45 diluted EPS, for the same period of 2017. Non-GAAP core EPS, which excludes merger-related costs and other items (disclosed in Table 17 - Non-GAAP measures), was $4.83 in the first nine months of 2018 compared to $3.13 for the same period of 2017.

•
Net interest income was $748.2 million for the first nine months of 2018, a $174.9 million, or 31%, increase compared to the same period of 2017. The increase in net interest income was primarily volume-related due to the Sabadell United and Gibraltar acquisitions, but was also impacted by higher earning asset yields offset by higher funding costs. Net interest margin on a tax-equivalent basis increased 9 basis points to 3.72% from 3.63%.

•
Non-interest income increased $1.8 million, or 1%, to $151.6 million during the nine months ended September 30, 2018, primarily due to increases in certain of the Company's fee income businesses, offset by a decrease in mortgage income.

•
Non-interest expense for the first nine months of 2018 increased $69.6 million, or 14%, to $554.5 million compared to the same period of 2017, largely due to acquisition-related increases in salaries and employee benefits expense, branch closure expenses, amortization of intangibles, net occupancy and equipment expenses, and other merger and conversion-related expenses.

•
The Company recorded a provision for loan and lease losses of $26.7 million for the first nine months of 2018, a $10.0 million, or 27%, decrease from the provision recorded for the same period of 2017, primarily driven by an improvement in asset quality in the first nine months 2018.

•
Income before income tax expense increased $117.1 million to $318.6 million for the nine months ended September 30, 2018 compared to the same period of 2017; however, income tax expense only increased $9.1 million to $78.4 million for the first nine months of 2018. Income tax expense was impacted in 2018 by the reduction of the corporate income tax rate from 35% to 21%, effective January 1, 2018. This was partially offset by a $6.6 million write-down of deferred tax assets in the second quarter of 2018 associated with the finalization of the accounting for the Sabadell United acquisition and the related adjustment to provisional amounts recorded upon enactment of the Tax Act. The effective tax rate was 24.6% and 34.4%, respectively, for the nine months ended September 30, 2018 and 2017.

Summary of Financial Condition at September 30, 2018 Compared to December 31, 2017:

•	Total assets at September 30, 2018 were $30.1 billion, up $2.2 billion, or 8%, from December 31, 2017, driven by $1.6 billion of assets acquired through the Gibraltar acquisition and organic growth.

•	Loans increased $2.3 billion, or 11%, in 2018, driven by $1.5 billion of loans acquired from Gibraltar and organic growth.

•	Total deposits increased $1.7 billion, or 8%, in 2018, driven by $1.1 billion of deposits acquired from Gibraltar and organic growth.

•
Asset quality and credit metrics improved as non-performing loans to total loans were 0.70% at September 30, 2018 compared to 0.76% at December 31, 2017. In addition, classified assets to total loans were 1.09% at September 30, 2018 compared to 1.45% at December 31, 2017.

•
Shareholders’ equity increased $245.6 million, or 7%, from year-end 2017, primarily driven by the issuance of 2.8 million shares of common stock in March 2018 as part of consideration for the Gibraltar acquisition.

•
On May 10, 2018, the Board of Directors of the Company authorized the repurchase of up to 1,137,500 shares of the Company's common stock. During the second and third quarters of 2018, the Company repurchased 763,210 common shares at a weighted average price of $79.99 per common share.

Outlook
2018 Financial Guidance:
On October 19, 2018, the Company announced the following updates to the previously provided financial guidance for 2018, as management narrows ranges as we begin fourth quarter. Management believes third quarter 2018 results are in-line with full year 2018 expectations.
The following further details management's expectations for 2018:

•	Average earning assets of approximately $27.2 billion to $27.4 billion;

•	Consolidated annualized loan growth of 12% to 13.5%;

•	Consolidated annualized deposit growth of 9% to 10%;

•	Provision expense of approximately $34 million to $37 million;

•	Non-interest income, on a non-GAAP core basis, of approximately $198 million to $203 million;

•	Non-interest expense, on a non-GAAP core basis, of approximately $682 million to $686 million;

•	An effective tax rate of approximately 22% to 23%;

•	Net interest margin of approximately 3.70% to 3.71%;

•	Pre-tax one time charges of approximately $41 million to $42 million; and

•	Stable credit quality.
Management also noted the following additional details regarding the 2018 financial guidance:

•	Pre-tax one time charges were updated to include the previously announced 2018 branch closures;

•	The updated 2018 financial guidance above assumes one additional federal funds rate increases in late 2018;

•	Management anticipates share repurchases of approximately $30 million to $35 million for the fourth quarter of 2018; and

•	The expected effective tax rate for the year excludes the income tax effects of merger and other pre-tax non-core adjustments, as well as other income tax adjustments.
Fourth Quarter 2018 Special Items:

•
In connection with filing its 2017 income tax returns, the Company anticipates recognizing a non-core, permanent net income tax benefit of approximately $55 million in the fourth quarter of 2018. This anticipated benefit is based on the repricing of its current and deferred income tax position associated with the Tax Act following the filing of the Company’s remaining state income tax returns and the receipt of written consent from the IRS on a tax accounting method change.  The Company expects these items to be finalized in the fourth quarter of 2018.

2020 Strategic Goals:
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

FINANCIAL OVERVIEW
The following table sets forth selected financial ratios and other relevant data used by management to analyze the Company's performance.
TABLE 1—SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

	As of and For the Three Months Ended September 30,
	2018	2017
Key Ratios (1)
Return on average assets	1.34%	0.45%
Core return on average assets (Non-GAAP) (2)	1.35	0.87
Return on average common equity	10.21	2.92
Core return on average tangible common equity (Non-GAAP) (2) (3)	16.34	8.95
Equity to assets at end of period	13.09	13.32
Earning assets to interest-bearing liabilities at end of period	143.56	142.14
Interest rate spread (4)	3.37	3.42
Net interest margin (TE) (4) (5)	3.74	3.64
Non-interest expense to average assets (annualized)	2.24	3.05
Efficiency ratio (6)	54.2	75.0
Core tangible efficiency ratio (TE) (Non-GAAP) (2) (3) (5) (6)	52.0	57.9
Common stock dividend payout ratio	21.8	76.5
Asset Quality Data
Non-performing assets to total assets at end of period (7)	0.63%	0.63%
Allowance for credit losses to non-performing loans at end of period (7)	97.20	106.76
Allowance for credit losses to total loans at end of period	0.68	0.80
Consolidated Capital Ratios
Tier 1 leverage ratio	9.65%	10.17%
Common Equity Tier 1 (CET1)	10.79	10.93
Tier 1 risk-based capital ratio	11.33	11.53
Total risk-based capital ratio	12.42	12.78

(1)	With the exception of end-of-period ratios, all ratios are based on average daily balances during the respective periods.

(2)	See Table 17 for GAAP to Non-GAAP reconciliations.

(3)	Tangible calculations eliminate the effect of goodwill and acquisition-related intangible assets and the corresponding amortization expense on a tax-effected basis where applicable.

(4)
Interest rate spread represents the difference between the weighted average yield on earning assets and the weighted average cost of interest-bearing liabilities. Net interest margin represents net interest income as a percentage of average earning assets.

(5)	Fully taxable equivalent ("TE") calculations include the tax benefit associated with related income sources that are tax-exempt using a rate of 21% in 2018 and 35% in 2017.

(6)	The efficiency ratio represents non-interest expense as a percentage of total revenues. Total revenues are the sum of net interest income and non-interest income.

(7)	Non-performing loans consist of non-accruing loans and loans 90 days or more past due. Non-performing assets consist of non-performing loans and other real estate owned, including repossessed assets.

ANALYSIS OF RESULTS OF OPERATIONS
Net Interest Income/Net Interest margin
Net interest income is the difference between interest realized on earning assets and interest paid on interest-bearing liabilities and is also the largest driver of earnings. As such, it is subject to constant scrutiny by management. The rate of return and relative risk associated with earning assets are weighed to determine the appropriateness and mix of earning assets. Additionally, the need for lower cost funding sources is weighed against relationships with clients and future growth opportunities. The Company’s net interest spread, which is the difference between the yields earned on average earning assets and the rates paid on average interest-bearing liabilities, was 3.37% and 3.42%, during the three months ended September 30, 2018 and 2017, respectively, and 3.40% and 3.41% for the nine months ended September 30, 2018 and 2017, respectively. The Company’s net interest margin on a taxable equivalent (“TE”) basis, which is net interest income (TE) as a percentage of average earning assets, was 3.74% and 3.64%, respectively, for the three months ended September 30, 2018 and 2017, and 3.72% and 3.63% respectively, for the nine months ended September 30, 2018 and 2017.

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
TABLE 2—QUARTERLY AVERAGE BALANCES, NET INTEREST INCOME AND INTEREST YIELDS / RATES

	Three Months Ended September 30,
	2018			2017
(Dollars in thousands)	Average Balance	Interest Income/Expense (1)	Yield/ Rate (TE)(2)	Average Balance	Interest Income/Expense (1)	Yield/ Rate (TE)(2)
Earning Assets:
Loans and leases:
Commercial loans and leases	$14,825,572	$191,014	5.13%	$12,951,243	$146,003	4.52%
Residential mortgage loans	4,230,471	48,145	4.55%	2,464,348	28,645	4.65%
Consumer and other loans	3,106,330	43,966	5.62%	2,925,563	42,240	5.73%
Total loans and leases	22,162,373	283,125	5.09%	18,341,154	216,888	4.73%
Mortgage loans held for sale	87,823	1,037	4.72%	132,309	1,209	3.66%
Investment securities(3)	5,016,163	29,793	2.43%	4,709,526	26,246	2.32%
Other earning assets	456,120	3,112	2.71%	789,223	2,629	1.32%
Total earning assets	27,722,479	317,067	4.57%	23,972,212	246,972	4.14%
Allowance for loan and lease losses	(139,075)			(147,046)
Non-earning assets	2,462,827			2,271,755
Total assets	$30,046,231			$26,096,921
Interest-bearing liabilities
Deposits:
NOW accounts	$4,296,392	$8,841	0.82%	$3,203,657	$4,384	0.54%
Savings and money market accounts	9,237,614	23,076	0.99%	8,566,873	11,650	0.54%
Time deposits	3,023,180	12,484	1.64%	2,413,727	5,766	0.95%
Total interest-bearing deposits (4)	16,557,186	44,401	1.06%	14,184,257	21,800	0.61%
Short-term borrowings	1,196,165	4,727	1.57%	1,619,242	4,152	1.02%
Long-term debt	1,381,010	8,714	2.50%	742,765	4,137	2.21%
Total interest-bearing liabilities	19,134,361	57,842	1.20%	16,546,264	30,089	0.72%
Non-interest-bearing deposits	6,684,343			5,601,071
Non-interest-bearing liabilities	292,445			273,163
Total liabilities	26,111,149			22,420,498
Shareholders’ equity	3,935,082			3,676,423
Total liabilities and shareholders’ equity	$30,046,231			$26,096,921
Net earning assets	$8,588,118			$7,425,948
Net interest income/ Net interest spread		$259,225	3.37%		$216,883	3.42%
Net interest income (TE) / Net interest margin (TE) (1)		$260,727	3.74%		$219,463	3.64%

(1)	Interest income includes loan fees of $0.8 million and $0.9 million for the three-month periods ended September 30, 2018 and 2017, respectively.

(2)	Taxable equivalent yields are calculated using a rate of 21% for 2018 and a rate of 35% for 2017.

(3)	Balances exclude unrealized gains or losses on securities available for sale and the impact of trade date accounting.

(4)	Total deposit costs for the quarters ended September 30, 2018 and 2017 were 0.76% and 0.44%, respectively.

TABLE 3—YEAR-TO-DATE AVERAGE BALANCES, NET INTEREST INCOME AND INTEREST YIELDS / RATES

	Nine Months Ended September 30,
	2018			2017
(Dollars in thousands)	Average Balance	Interest Income/Expense (1)	Yield/ Rate (TE)(2)	Average Balance	Interest Income/Expense (1)	Yield/ Rate (TE)(2)
Earning Assets:
Loans and leases:
Commercial loans and leases	$14,517,767	$534,504	4.94%	$11,676,048	$392,909	4.55%
Residential mortgage loans	3,811,786	129,854	4.54%	1,689,905	55,838	4.41%
Consumer and other loans	3,069,198	127,312	5.55%	2,869,756	116,383	5.42%
Total loans and leases	21,398,751	791,670	4.96%	16,235,709	565,130	4.69%
Mortgage loans held for sale	89,845	3,027	4.49%	150,873	3,429	3.03%
Investment securities(3)	4,940,093	87,212	2.41%	4,163,596	68,480	2.30%
Other earning assets	571,346	9,524	2.23%	852,908	7,041	1.11%
Total earning assets	27,000,035	891,433	4.43%	21,403,086	644,080	4.07%
Allowance for loan and lease losses	(142,960)			(146,280)
Non-earning assets	2,466,370			2,026,028
Total assets	$29,323,445			$23,282,834
Interest-bearing liabilities
Deposits:
NOW accounts	$4,384,425	$24,542	0.75%	$3,188,866	$10,981	0.46%
Savings and money market accounts	9,018,101	56,089	0.83%	7,624,362	29,009	0.51%
Time deposits	2,740,119	28,173	1.37%	2,155,112	14,980	0.93%
Total interest-bearing deposits (4)	16,142,645	108,804	0.90%	12,968,340	54,970	0.57%
Short-term borrowings	1,073,296	10,578	1.32%	798,553	4,655	0.78%
Long-term debt	1,380,000	23,824	2.31%	663,752	11,111	2.24%
Total interest-bearing liabilities	18,595,941	143,206	1.03%	14,430,645	70,736	0.66%
Non-interest-bearing deposits	6,587,729			5,192,491
Non-interest-bearing liabilities	283,438			232,130
Total liabilities	25,467,108			19,855,266
Shareholders’ equity	3,856,337			3,427,568
Total liabilities and shareholders’ equity	$29,323,445			$23,282,834
Net earning assets	$8,404,094			$6,972,441
Net interest income/ Net interest spread		$748,227	3.40%		$573,344	3.41%
Net interest income (TE) / Net interest margin (TE) (1)		$752,709	3.72%		$580,887	3.63%

(1)	Interest income includes loan fees of $2.4 million and $2.3 million for the nine-month periods ended September 30, 2018 and 2017, respectively.

(2)	Taxable equivalent yields are calculated using a rate of 21% for 2018 and a rate of 35% for 2017.

(3)	Balances exclude unrealized gains or losses on securities available for sale and the impact of trade date accounting.

(4)	Total deposit costs for the nine months ended September 30, 2018 and 2017 were 0.64% and 0.40%, respectively.

Net interest income increased $42.3 million to $259.2 million in the third quarter of 2018 when compared to the same quarter of 2017. Volume changes contributed to 85% of this increase and 15% of the increase was driven by changes in rates. The primarily volume-driven increase in net interest income for the third quarter of 2018 is the result of a $3.8 billion, or 16%, increase in average earning assets, primarily due to the Sabadell United and Gibraltar acquisitions, and a 43 basis points, or 10%, increase in earning asset yield. This increase is partially offset by a $2.6 billion, or 16%, increase in average interest-bearing liabilities compared to the third quarter of 2017, and a 48 basis points, or 67%, increase in associated costs. The total cost of funding in the third quarter of 2018 was 89 basis points, compared to 54 basis points in the third quarter of 2017. The net interest margin on a tax-equivalent basis increased 10 basis points to 3.74% from 3.64% when comparing the periods.
Net interest income increased $174.9 million to $748.2 million in the nine months of 2018 when compared to the same period of 2017. Volume changes contributed to 89% of this increase while 11% was rate-driven. The primarily volume-driven increase in net interest income for the first nine months of 2018 is the result of a $5.6 billion, or 26%, increase in average earning assets, primarily due to the Sabadell United and Gibraltar acquisitions, and a 36 basis points, or 9%, increase in earning asset yield. This increase was partially offset by a $4.2 billion, or 29%, increase in average interest-bearing liabilities compared to the first nine months of 2017, and a 37 basis points, or 56%, increase in associated costs. The total cost of funding in the first nine months of 2018 was 76 basis points, compared to 48 basis points in the same period of 2017. Net interest margin on a tax-equivalent basis increased 9 basis points to 3.72% from 3.63% when comparing the periods. See Table 4 below for additional information regarding the changes in net interest income.
Average loans made up 80% and 77% of average earning assets in the third quarters of 2018 and 2017, respectively, and 79% and 76% for the first nine months of 2018 and 2017, respectively. Average loans increased $3.8 billion when comparing the third quarters of 2018 and 2017, and increased $5.2 billion when comparing the nine months ended September 30, 2018 and 2017. The associated taxable-equivalent yield increased 36 basis points when comparing the third quarters of 2018 and 2017, and increased 27 basis points when comparing the nine months ended September 30, 2018 and 2017. The increase in average loans was primarily attributable to the $4.0 billion and $1.5 billion in loans acquired through the Sabadell United and Gibraltar acquisitions, respectively, as well as growth within the legacy loan portfolio. The increases in the average loan yields were primarily driven by the repricing of variable rate legacy loans and origination coupons above existing portfolio rates. Average investment securities increased $0.3 billion when compared to the same quarter of 2017 and increased $0.8 billion when compared to the nine months ended September 30, 2017, driven by improved purchase yields within the investment securities portfolio.
Average interest-bearing deposits made up 87% and 86% of average interest-bearing liabilities in the third quarters of 2018 and 2017, respectively, and 87% and 90% for the nine months ended September 30, 2018 and 2017, respectively. The average balance of interest-bearing deposits increased $2.4 billion when comparing the third quarters of 2018 and 2017, and increased $3.2 billion when comparing the nine months ended September 30, 2018 and 2017, primarily related to the Sabadell United and Gibraltar acquisitions. The rate paid for interest-bearing deposits increased by 45 basis points when comparing the third quarters of 2018 and 2017, and increased 33 basis points when comparing the first nine months of 2018 and 2017. The total cost of interest-bearing liabilities increased 48 basis points when comparing the third quarters of 2018 and 2017, and increased 37 basis points when comparing the first nine months of 2018 and 2017. In addition to the impact of higher core deposits from recent acquisitions, the total cost of interest-bearing liabilities rose due to an upward repricing of deposits, higher yields on promotional deposit offerings, greater reliance on brokered wholesale CD funding, and increases in the average rate paid on short-term and long-term FHLB advances.
The increases in both earning asset yields and funding costs were impacted by the FOMC's interest rate increases of 25 basis points in December 2017, March 2018, June 2018, and September 2018.

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
TABLE 4 - SUMMARY OF CHANGES IN NET INTEREST INCOME

	Three months ended September 30, 2018 compared to September 30, 2017			Nine months ended September 30, 2018 compared to September 30, 2017

	Change Attributable To			Change Attributable To
(Dollars in thousands)	Volume	Rate	Net Increase (Decrease)	Volume	Rate	Net Increase (Decrease)
Earning assets:
Loans and leases:
Commercial loans and leases	$20,227	$24,784	$45,011	$96,118	$45,477	$141,595
Residential mortgage loans	20,112	(612)	19,500	72,233	1,783	74,016
Consumer and other loans	2,831	(1,105)	1,726	8,917	2,012	10,929
Mortgage loans held for sale	(470)	298	(172)	(1,692)	1,290	(402)
Investment securities	1,765	1,782	3,547	13,430	5,302	18,732
Other earning assets	(1,472)	1,955	483	(2,393)	4,876	2,483
Net change in income on earning assets	42,993	27,102	70,095	186,613	60,740	247,353
Interest-bearing liabilities:
Deposits:
NOW accounts	1,799	2,658	4,457	5,082	8,479	13,561
Savings and money market accounts	958	10,468	11,426	6,560	20,520	27,080
Time deposits	1,729	4,989	6,718	4,771	8,422	13,193
Borrowings	2,526	2,626	5,152	14,810	3,826	18,636
Net change in expense on interest-bearing liabilities	7,012	20,741	27,753	31,223	41,247	72,470
Change in net interest income	$35,981	$6,361	$42,342	$155,390	$19,493	$174,883

Provision for Loan and Lease Losses
The provision for loan and lease losses represents the expense necessary to maintain the ALLL at a level that in management's judgment is appropriate to absorb probable losses inherent in the portfolio at the balance sheet date.
The provision for loan and lease losses totaled $11.1 million for the third quarter of 2018, a $7.4 million, or 40%, decrease compared to the same period in 2017. The provision for loan and lease losses totaled $26.7 million for the first nine months of 2018, a $10.0 million, or 27%, decrease compared to the same period in 2017. The decrease in the provision for loan and lease losses was primarily due to an improvement in asset quality, as both non-performing loans and classified loans as a percentage of total loans declined when compared to 2017. In addition, net charge-offs were lower than in 2017. The Company's provision in 2018 was also limited by asset resolutions and cash flow events on acquired loans that reduced the required ALLL for that portfolio.
Refer to the "Asset Quality" section for further discussion on past due loans, non-performing assets, troubled debt restructurings and the allowance for credit losses.

Non-interest Income
Non-interest income totaled $53.1 million for the three months ended September 30, 2018, a $2.2 million increase compared to the same period of 2017. Increases in non-interest income during the quarter included $1.3 million in trust department income, $1.0 million in service charges on deposit accounts, and $0.6 million in title revenue, which were primarily driven by recent acquisitions. In addition, swap commissions increased $1.1 million due to an increase in client derivative activity. These increases were partially offset by a $3.3 million decrease in mortgage income, resulting from a $132.0 million decline in originations and a $97.0 million decrease in sales volume. An unfavorable fair value adjustment on mortgage loans held for sale, which are accounted for under the fair value option, also impacted mortgage income during the third quarter of 2018.
Non-interest income totaled $151.6 million for the nine months ended September 30, 2018, a $1.8 million increase compared to the same period of 2017. Increases in non-interest income during the first nine months of 2018 included $5.0 million in trust department income, $4.3 million in service charges on deposit accounts, $1.6 million in title revenue and $1.5 million in credit card and merchant-related income, which were primarily driven by recent acquisitions. In addition, swap commissions increased other non-interest income by $2.2 million due to an increase in client derivative activity. These increases were partially offset by a $13.8 million decrease in mortgage income, resulting from a $276.3 million decline in originations and a $214.1 million decrease in sales volume. The Company's focus on originating mortgage loans held for sale has partially shifted with a mix of new products that entered the portfolio in 2017 and 2018. Mortgage income was also negatively impacted by unfavorable fair value adjustments compared to the first nine months of 2017.
Non-interest Expense
The Company’s results for the third quarter of 2018 included non-interest expense of $169.3 million, a decrease of $31.4 million compared to the same quarter of 2017, largely due to Sabadell United-related merger, conversion, compensation and professional services expenses incurred during the third quarter of 2017. For the quarter, the Company’s efficiency ratio was 54.2%, compared to 75.0% in the third quarter of 2017.
Professional services decreased $17.0 million, or 76%, in the third quarter of 2018 when compared to the same period of 2017, primarily due to $11.6 million of merger-related legal and professional expenses as a result of the Sabadell United acquisition, as well as a $5.7 million HUD litigation accrual recorded in the third quarter of 2017.
Salaries and employee benefits decreased $5.8 million in the third quarter of 2018 when compared to the same period of 2017. Severance, retention, and other merger-related compensation expenses decreased $4.7 million, primarily driven by the Sabadell United acquisition during the third quarter of 2017. Full-time equivalent employees decreased 217 over that period, driven by efficiency initiatives, which decreased compensation and related benefits expenses. Merit raises, off cycle pay increases, and incentive expenses partially offset the favorable variations between periods.
The following expenses also drove the decrease in non-interest expense in the third quarter of 2018 compared to the third quarter of 2017:

•
Errors, fines, and losses decreased $4.2 million, primarily due to the gain recognized in the third quarter of 2018 on the early termination of loss share agreements acquired through the Sabadell United acquisition;

•	Data processing decreased $3.3 million; and

•	Credit and other loan related expense decreased $2.4 million.
Non-interest expense for the first nine months of 2018 increased $69.6 million to $554.5 million, when compared to the first nine months of 2017, primarily driven by merger and compensation-related expenses from acquisition activity.
Salaries and employee benefits increased $38.1 million in the first nine months of 2018 when compared to the same period of 2017, primarily related to associates brought over from the recent acquisitions, which increased compensation and related benefits expenses. Severance, retention, and other merger-related compensation expenses increased $6.9 million, primarily driven by the Gibraltar acquisition. Also, in the first quarter of 2018, the Company rewarded certain associates a one-time cash bonus following the enactment of tax reform legislation, increasing bonus expense by $2.3 million. In addition, merit raises, off cycle pay increases, incentive expense, and restricted stock grants contributed to the increase in salaries and employee benefits between the periods.

The following acquisition-related expenses also drove the increase in non-interest expense in the first nine months of 2018 compared to the same period of 2017:

•	Errors, fines, and losses increased $17.0 million, primarily due to branch consolidations/closures;

•	Amortization of acquisition intangibles increased $8.6 million;

•	Net occupancy and equipment increased $7.4 million, primarily due to acquired locations;

•	Data processing increased $5.4 million, primarily conversion related; and

•	Insurance expenses increased $5.3 million, due to an increase in FDIC Deposit Insurance premiums.
These increases in non-interest expense were offset by a decrease in professional services of $19.0 million. The decrease was primarily driven by the $11.7 million HUD litigation accrual recorded in the first nine months of 2017. The remaining decrease was due to merger-related legal expenses incurred during the acquisition of Sabadell United in the third quarter of 2017.
Income Taxes
For the three months ended September 30, 2018 and 2017, the Company recorded income tax expense of $30.4 million and $18.8 million, respectively, which resulted in an effective income tax rate of 23.1% and 38.8%, respectively. For the nine months ended September 30, 2018 and 2017, the Company recorded income tax expense of $78.4 million and $69.4 million, respectively, which resulted in an effective income tax rate of 24.6% for the first nine months of 2018 and 34.4% for the same period of 2017. The decrease in the effective income tax rate is primarily related to the reduction of the corporate income tax rate from 35% to 21%, effective January 1, 2018.

The difference between the Company's effective tax rate for the three and nine months ended September 30, 2018 and 2017 and the U.S. statutory tax rates of 21% and 35%, respectively, primarily relates to tax-exempt income, non-deductible expenses, state income taxes (net of federal income tax benefit), and the recognition of tax credits. The effective tax rate may vary significantly due to fluctuations in the amount and source of pretax income, changes in amounts of non-deductible expenses, and timing of the recognition of tax credits. In addition, the difference between the Company's effective tax rate for the nine months ended September 30, 2018 and the U.S. statutory tax rate of 21% primarily relates to the discrete item of $6.6 million in income tax expense due to the write-down of deferred tax assets in the second quarter of 2018 associated with the finalization of the accounting for the Sabadell United acquisition and the related impact of the Tax Act on those adjustments. This adjustment increased the effective tax rate for the nine months ended September 30, 2018 by 2.1% from 22.5% to 24.6%.
FINANCIAL CONDITION
The following discussion highlights the Company’s major categories of earning assets.
Loans and Leases
The Company had total loans and leases of $22.3 billion at September 30, 2018, an increase of $2.3 billion from December 31, 2017. The increase was a result of $1.5 billion acquired in the first quarter of 2018 from Gibraltar and legacy loan growth of $1.9 billion, offset by pay-downs and pay-offs on loans, primarily from prior period acquisitions.
The Company’s loan to deposit ratio was 96% at September 30, 2018 and 94% at December 31, 2017. The percentage of fixed-rate loans to total loans was 40% at September 30, 2018 compared to 41% at the end of 2017.

The major categories of loans and leases outstanding at September 30, 2018 and December 31, 2017 are presented in the following table.
TABLE 5—SUMMARY OF LOANS

	September 30, 2018		December 31, 2017		$ Change	% Change
(Dollars in thousands)	Balance	Mix	Balance	Mix
Commercial loans and leases:
Real estate- construction	$1,127,988	5%	$1,240,396	6%	(112,408)	(9)
Real estate- owner-occupied	2,458,964	11	2,375,321	12	83,643	4
Real estate- non-owner occupied	5,794,931	26	5,322,513	26	472,418	9
Commercial and industrial (1)	5,581,040	25	5,135,067	26	445,973	9
Total commercial loans and leases	14,962,923	67	14,073,297	70	889,626	6

Residential mortgage loans	4,300,163	19	3,056,352	15	1,243,811	41

Consumer loans:
Home equity	2,350,176	11	2,292,275	12	57,901	3
Other	730,644	3	656,257	3	74,387	11
Total consumer loans	3,080,820	14	2,948,532	15	132,288	4
Total loans and leases	$22,343,906	100%	$20,078,181	100%	2,265,725	11

(1)	Includes equipment financing leases
Loan Portfolio Components
The Company believes its loan portfolio is diversified by product and geography throughout its footprint. With the Gibraltar acquisition, the Company added $1.5 billion of loans and expanded its presence in Southeast Florida and entered New York. Excluding acquired loans, loan growth thus far in 2018 was strongest in the the Energy Group (reserve-based lending), Corporate Asset Finance division (equipment financing business), and the New Orleans and Atlanta markets. Loans in the Energy Group increased $316.6 million, or 73% since December 31, 2017. The Corporate Asset Finance division, which was created in 2017, grew loans and leases $199.8 million, or 74%, thus far in 2018. The New Orleans and Atlanta markets had growth of $155.0 million and $102.9 million, respectively, in the first nine months of 2018.
Commercial Loans
Total commercial loans and leases increased $889.6 million, or 6%, from December 31, 2017. Commercial loans and leases decreased to 67% of the total portfolio at September 30, 2018 compared to 70% at December 31, 2017, primarily due to a mix-shift from the acquisition of a relatively large residential mortgage portfolio from Gibraltar. Unfunded commitments on commercial loans including approved loan commitments not yet funded were $5.9 billion at September 30, 2018, an increase of $869.9 million, or 17%, when compared to the end of the prior year.

Commercial real estate loans include loans to commercial customers for long-term financing of land and buildings or for land development or construction of a building. These loans are repaid from revenues through operations of the businesses, rents of properties, sales of properties and refinances. The Company’s underwriting standards generally provide for loan terms of three to seven years, with amortization schedules of generally no more than twenty-five years. Low loan-to-value ratios are generally maintained and usually limited to no more than 80% at the time of origination. The commercial real estate portfolio is comprised of approximately 12% construction loans, 26% owner-occupied loans, and 62% non-owner-occupied loans as of September 30, 2018, relatively consistent with 14%, 27%, and 59%, respectively, at December 31, 2017. Commercial real estate loans increased $443.7 million, or 5%, during the first nine months of 2018, primarily from $292.5 million acquired from Gibraltar.

Commercial and industrial loans and leases represent loans to commercial customers to finance general working capital needs, equipment purchases and leases and other projects where repayment is derived from cash flows resulting from business operations. The Company originates commercial business loans on a secured and, to a lesser extent, unsecured basis. The Company’s commercial business loans may be term loans or revolving lines of credit. Term loans are generally structured with terms of no more than three to seven years, with amortization schedules of generally no more than fifteen years. Commercial business term loans are generally secured by equipment, machinery or other corporate assets. The Company also provides for revolving lines of credit generally structured as advances upon perfected security interests in accounts receivable and inventory. Revolving lines of credit generally have annual maturities. The Company obtains personal guarantees of the principals as additional security for most commercial business loans. As of September 30, 2018, commercial and industrial loans and leases totaled $5.6 billion, a $446.0 million, or 9% increase, from December 31, 2017, which includes approximately $43.1 million in loans acquired from Gibraltar. Commercial and industrial loans and leases comprised 25% of the total portfolio at September 30, 2018 and 26% at December 31, 2017.
The following table details the Company’s commercial loans and leases by state.
TABLE 6—COMMERCIAL LOANS AND LEASES BY STATE OF ORIGINATION

(Dollars in thousands)	September 30, 2018	December 31, 2017	$ Change	% Change
Louisiana	$3,379,624	$3,472,648	(93,024)	(3)
Florida	4,888,284	4,671,023	217,261	5
Alabama	1,278,237	1,238,482	39,755	3
Texas	2,295,472	1,961,832	333,640	17
Georgia	1,076,015	1,023,600	52,415	5
Arkansas	711,778	704,283	7,495	1
Tennessee	595,493	576,538	18,955	3
New York	42,076	—	42,076	100
South Carolina and North Carolina	80,232	20,246	59,986	296
Other (1)	615,712	404,645	211,067	52
Total	$14,962,923	$14,073,297	889,626	6

(1)	Other loans include primarily equipment financing and corporate asset financing leases, which the Company does not classify by state.
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
Total residential mortgage loans increased $1.2 billion, or 41%, compared to December 31, 2017, primarily the result of approximately $929.6 million in acquired Gibraltar residential mortgage loans.
Consumer and Other Loans
The Company offers consumer loans in order to provide a full range of retail financial services to customers in the communities in which it operates. The Company originates substantially all of its consumer loans in its primary market areas. At September 30, 2018, $3.1 billion, or 14%, of the total loan portfolio was comprised of consumer loans, compared to $2.9 billion, or 15%, at the end of 2017.

The majority of the consumer loan portfolio is comprised of home equity loans. Home equity lending allows customers to borrow against the equity in their home and is secured by a first or second mortgage on the borrower’s residence. Real estate market values at the time the loan is secured affect the amount of credit extended. Changes in these values may impact the extent of potential losses. Home equity loans were $2.4 billion at September 30, 2018, an increase of $57.9 million from December 31, 2017. Unfunded commitments related to home equity loans and lines were $1.0 billion at September 30, 2018, an increase of $126.0 million, or 14%, from the end of 2017.
All other consumer loans, which consist of credit card loans, automobile loans and other personal loans, increased $74.4 million, or 11%, from December 31, 2017, primarily from an increase of $119.1 million in other personal loans, $24.9 million of which was acquired from Gibraltar, partially offset by a decrease in indirect automobile loans, a product that is no longer offered.
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
TABLE 7—CONSUMER LOANS BY STATE OF ORIGINATION

(Dollars in thousands)	September 30, 2018	December 31, 2017	$ Change	% Change
Louisiana	$1,081,363	$1,119,462	(38,099)	(3)
Florida	971,347	805,453	165,894	21
Alabama	282,789	277,601	5,188	2
Texas	120,163	131,942	(11,779)	(9)
Georgia	138,714	131,910	6,804	5
Arkansas	226,841	237,627	(10,786)	(5)
Tennessee	80,153	89,383	(9,230)	(10)
New York	46,088	—	46,088	100
South Carolina and North Carolina	85	4	81	2,025
Other (1)	133,277	155,150	(21,873)	(14)
Total	$3,080,820	$2,948,532	132,288	4

(1)	Other loans include primarily credit card and indirect consumer loans, which the Company does not classify by state.
TABLE 8—CONSUMER LOANS BY CREDIT SCORE

(Dollars in thousands)	September 30, 2018	December 31, 2017
Above 720	$1,790,195	$1,666,261
660-720	709,361	702,118
Below 660	581,264	580,153
Total consumer loans	$3,080,820	$2,948,532

Mortgage Loans Held for Sale
The Company continues to sell the majority of conforming mortgage loan originations in the secondary market rather than assume the interest rate risk associated with these longer term assets. Upon the sale, the Company retains servicing on a limited portion of these loans. Loans held for sale totaled $43.0 million at September 30, 2018, a decrease of $91.9 million, or 68%, from $134.9 million at year-end 2017, as sales activity has outpaced originations during the first three quarters of 2018. Origination and sales volumes have decreased from the comparable 2017 period from reduced activity due to higher interest rates.

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
Investment Securities
Investment securities increased $30.3 million, or 1%, since December 31, 2017 to $4.8 billion at September 30, 2018, primarily due to purchases of investment securities, partially offset by an unfavorable market valuation on available for sale securities. Approximately 96% of the Company's investment portfolio is in available for sale securities, which experience unrealized losses as interest rates rise. Investment securities approximated 16% and 17% of total assets at September 30, 2018 and December 31, 2017, respectively.
All of the Company's mortgage-backed securities were issued by government-sponsored enterprises at September 30, 2018 and December 31, 2017. The Company does not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, or structured investment vehicles, nor does it hold any private label collateralized mortgage obligations, subprime, Alt-A, sovereign debt, or second lien elements in its investment portfolio. At September 30, 2018 and December 31, 2017, the Company's investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.
Funds generated as a result of sales and prepayments of investment securities are used to fund loan growth and purchase other securities. The Company continues to monitor market conditions and take advantage of market opportunities with appropriate risk and return elements.
Short-term Investments
Short-term investments primarily result from excess funds invested overnight in interest-bearing deposit accounts at the FRB and the FHLB of Dallas. These balances fluctuate daily depending on the funding needs of the Company and earn interest at the current FRB and FHLB discount rates. The balance in interest-bearing deposits at other institutions decreased $121.7 million, or 40%, from December 31, 2017 to $184.9 million at September 30, 2018, primarily due to deposit decreases and net loan growth. The Company’s cash activity is further discussed in the “Liquidity and Other Off-Balance Sheet Activities” section below.
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

Commercial loans are placed on non-accrual status when any of the following occur: 1) the loan is maintained on a cash basis because of deterioration in the financial condition of the borrower; 2) collection of the full contractual amount of principal or interest is not expected (even if the loan is currently paying as agreed); or 3) when principal or interest has been in default for a period of 90 days or more, unless the loan is both well secured and in the process of collection. Factors considered in determining the collection of the full contractual amount of principal or interest include assessment of the borrower’s cash flow, valuation of underlying collateral, and the ability and willingness of guarantors to provide credit support.  Certain commercial loans are also placed on non-accrual status when payment is not past due and full payment of principal and interest is expected, but there is doubt about the borrower’s ability to comply with existing repayment terms. Consideration will be given to placing a loan on non-accrual due to the deterioration of the debtor’s repayment ability, the repayment of the loan becoming dependent on the liquidation of collateral, an existing collateral deficiency, the loan being classified as "doubtful" or "loss", the client filing for bankruptcy, and/or foreclosure being initiated. Regarding all classes within the C&I and CRE portfolios, the determination of a borrower’s ability to make the required principal and interest payments is based on an examination of the borrower’s current financial statements, industry, management capabilities, and other qualitative factors.
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

The following table sets forth the composition of the Company’s non-performing assets and TDRs for the periods indicated.
TABLE 9—NON-PERFORMING ASSETS AND TROUBLED DEBT RESTRUCTURINGS

(Dollars in thousands)	September 30, 2018	December 31, 2017	$ Change	% Change
Non-accrual loans and leases:
Commercial	$107,523	$111,726	(4,203)	(4)
Mortgage	15,898	17,387	(1,489)	(9)
Consumer and credit card	20,174	16,275	3,899	24
Total non-accrual loans and leases	143,595	145,388	(1,793)	(1)
Accruing loans and leases 90 days or more past due	12,452	6,900	5,552	80
Total non-performing loans and leases (1) (4)	156,047	152,288	3,759	2
OREO and foreclosed property (2)	32,418	26,533	5,885	22
Total non-performing assets (1)	188,465	178,821	9,644	5
Performing troubled debt restructurings (3)	70,869	81,291	(10,422)	(13)
Total non-performing assets and performing troubled debt restructurings (1)	$259,334	$260,112	(778)	—
Non-performing loans and leases to total loans (1) (4)	0.70%	0.76%
Non-performing assets to total assets (1)	0.63%	0.64%
Non-performing assets and performing troubled debt restructurings to total assets (1)	0.86%	0.93%
Allowance for credit losses to non-performing loans and leases	97.20%	101.19%
Allowance for credit losses to total loans and leases	0.68%	0.77%

(1)	Non-performing loans and non-performing assets include accruing loans 90 days or more past due.

(2)	OREO and foreclosed property at September 30, 2018 and December 31, 2017 include $13.9 million and $4.5 million, respectively, of former bank properties held for development or resale.

(3)
Performing troubled debt restructurings for September 30, 2018 and December 31, 2017 exclude $69.7 million and $68.5 million, respectively, in troubled debt restructurings that meet non-performing asset criteria.

(4)
Non-performing loans exclude acquired impaired loans, even if contractually past due or if the Company does not expect to receive payment in full, as the Company is currently accreting interest income over the expected life of the loans.

Total non-performing assets increased $9.6 million, or 5%, compared to December 31, 2017, as non-performing loans and leases increased $3.8 million and OREO and foreclosed property increased $5.9 million. Former bank properties increased $9.4 million in 2018 as branches closed were moved out of service and into former bank properties. The increase was partially offset by the sale of OREO properties during the year. Non-performing loans and leases increased 2% driven by an increase in accruing loans past due more than 90 days, which was a result of a limited number of credits moving to past due. The decrease in non-accrual loans was primarily related to payments and charge-offs of non-accrual loans since December 31, 2017.
Non-performing loans were 0.70% of total loans at September 30, 2018, six basis points lower than at December 31, 2017. Total non-performing assets were 0.63% of total assets at September 30, 2018, one basis point lower than December 31, 2017. Including TDRs that are in compliance with their modified terms, total non-performing assets and TDRs decreased $0.8 million during the first nine months of 2018.
At September 30, 2018, the Company had $196.1 million of commercial assets classified as substandard and $35.5 million of commercial assets classified as doubtful. Accordingly, the aggregate of the Company’s classified commercial assets was $231.6 million, or 0.78% of assets and 1.55% of total commercial loans. At December 31, 2017, classified commercial assets totaled $298.5 million, or 1.07% of assets and 2.12% of total commercial loans. The $66.9 million decrease in commercial classified assets over the past nine months is primarily due to payments on these classified assets.
In addition to the problem loans described above, there were $196.0 million of commercial loans classified as special mention at September 30, 2018. Special mention loans are defined as loans with potential weaknesses that may, if not corrected, result in future deterioration of the loan. Special mention loans were 1.31% of total commercial loans at September 30, 2018 and 1.49% at December 31, 2017. Special mention loans at September 30, 2018 decreased $13.9 million, or 7%, from December 31, 2017, primarily from upgrades to a limited number of customer relationships during the first three quarters of 2018.

Past Due and Non-accrual Loans
Past due status is based on the contractual terms of loans. Total past due and non-accrual loans were 1.01% of total loans and leases at September 30, 2018 compared to 1.07% at December 31, 2017. Additional information on past due loans and leases is presented in the following table.
TABLE 10—PAST DUE AND NON-ACCRUAL LOAN SEGREGATION (1)

	September 30, 2018		December 31, 2017
(Dollars in thousands)	Amount	% of Outstanding Balance	Amount	% of Outstanding Balance	$ Change	% Change
Accruing:
30-59 days past due	$38,203	0.17	$36,818	0.18	1,385	4
60-89 days past due	32,421	0.15	24,899	0.12	7,522	30
90-119 days past due	9,142	0.04	5,986	0.03	3,156	53
120 days past due or more	3,310	0.01	914	0.01	2,396	262
	83,076	0.37	68,617	0.34	14,459	21
Non-accrual:	143,595	0.64	145,388	0.73	(1,793)	(1)
Total past due and non-accrual loans	$226,671	1.01	$214,005	1.07	12,666	6

(1)
Past due and non-accrual loan amounts exclude acquired impaired loans, even if contractually past due or if the Company does not expect to receive payment in full, as the Company is currently accreting interest income over the expected life of the loans.

Total past due and non-accrual loans increased $12.7 million from December 31, 2017 to $226.7 million at September 30, 2018. The change was due to a $14.5 million increase in accruing past due loans, offset by a decrease of $1.8 million in non-accrual loans. The increase in accruing past due loans was primarily a result of a limited number of commercial credits that moved past due at September 30, 2018. Of the total accruing past due loans, 46% were past due less than 60 days (compared to 54% at December 31, 2017), and 85% were past due less than 90 days (compared to 90% at year-end 2017).
Allowance for Credit Losses
The allowance for credit losses represents management’s best estimate of probable credit losses inherent at the balance sheet date. Determination of the allowance for credit losses involves a high degree of complexity and requires significant judgment. Several factors are taken into consideration in the determination of the overall allowance for credit losses. Based on facts and circumstances available, management of the Company believes that the allowance for credit losses was appropriate at September 30, 2018 to cover probable losses in the Company’s loan portfolio. However, future adjustments to the allowance may be necessary, and the results of operations could be adversely affected, if circumstances differ substantially from the assumptions used by management in determining the allowance for credit losses. See the “Application of Critical Accounting Policies and Estimates” and Note 1, Summary of Significant Accounting Policies, in the Annual Report on Form 10-K for the year ended December 31, 2017 for more information.

The following table sets forth the activity in the Company’s allowance for credit losses for the nine-month periods ended September 30, 2018 and 2017.
TABLE 11—SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR CREDIT LOSSES

(Dollars in thousands)	September 30, 2018	September 30, 2017
Allowance for loan and lease losses at beginning of period	$140,891	$144,719
Provision for loan and lease losses	26,678	36,718
Transfer of balance to OREO and other	(5,709)	963
Charge-offs	(34,740)	(49,939)
Recoveries	9,830	4,167
Allowance for loan and lease losses at end of period	136,950	136,628

Reserve for unfunded commitments at beginning of period	13,208	11,241
Balance created in acquisition accounting	900	7,626
Provision for unfunded lending commitments	613	2,165
Reserve for unfunded lending commitments at end of period	14,721	21,032
Allowance for credit losses at end of period	$151,671	$157,660
The allowance for credit losses totaled $151.7 million at September 30, 2018, or 0.68% of total loans and leases, compared to $154.1 million, or 0.77% of total loans and leases, at December 31, 2017. The decrease in the allowance for credit losses as a percentage of loans and leases was primarily the result of the acquired Gibraltar loans, as those acquired loans are recorded at estimated fair value as of the acquisition date, which includes an estimate of expected losses in this portfolio, and as a result, no allowance for loan losses was established as of the acquisition date. Additionally, recoveries on acquired loans during 2018 reduced the required allowance for credit losses for that portfolio.
Net charge-offs during the third quarter of 2018 were $9.0 million, a decrease of $19.9 million from the comparable 2017 period. Net charge-offs were 0.16% of average loans and leases on an annualized basis for the third quarter of 2018 compared to 0.62% for the comparable 2017 period. The decrease in net charge-off percentage is due to both an increase in average loans and leases between periods and higher energy-related charge-offs in the third quarter of 2017 on a limited number of customer relationships.
Net charge-offs during the first nine months of 2018 were $24.9 million, or 0.16% of average loans and leases on an annualized basis, as compared to net charge-offs of $45.8 million, or 0.38% annualized, for the first nine months of 2017. The decline in net charge-offs was the result of a $15.2 million decrease in gross charge-offs and a $5.7 million increase in recoveries, primarily from one large commercial recovery of $3.3 million in 2018. The provision for loan and lease losses covered 107.1% and 80.2% of net charge-offs for the first nine months of 2018 and 2017, respectively.
At September 30, 2018 and December 31, 2017, the ALLL covered 87.8% and 92.5% of total non-performing loans, respectively.
FUNDING SOURCES
Deposits, both those obtained from clients in its primary market areas and those acquired through acquisitions, are the Company’s principal source of funds for use in lending and other business purposes. The Company attracts local deposit accounts by offering a wide variety of products, competitive interest rates and convenient branch office locations and service hours, as well as on-line banking services at www.iberiabank.com and www.virtualbank.com. Increasing core deposits is a continuing focus of the Company and has been accomplished through the development of client relationships and acquisitions. Short-term and long-term borrowings are also important funding sources for the Company. Other funding sources include subordinated debt and shareholders’ equity. Refer to the “Liquidity and Other Off-Balance Sheet Activities” section below for further discussion of the Company’s sources and uses of funding. The following discussion highlights the major changes in the mix of deposits and other funding sources during the first nine months of 2018.

Deposits
The Company’s ability to attract and retain customer deposits is critical to the Company’s continued success. Total deposits increased $1.7 billion, or 8%, to $23.2 billion at September 30, 2018, from $21.5 billion at December 31, 2017, driven by $1.1 billion of deposits acquired from Gibraltar in March of 2018 and organic growth. Excluding acquired deposits, deposit growth during 2018 was strongest in the Virtual Bank division (digital banking) and the Southwest Louisiana and Dallas markets.
The following table sets forth the composition of the Company’s deposits as of the dates indicated.
TABLE 12—DEPOSIT COMPOSITION BY PRODUCT

	September 30, 2018		December 31, 2017
(Dollars in thousands)	Ending Balance	Mix	Ending Balance	Mix	$ Change	% Change
Non-interest-bearing deposits	$6,544,926	28%	$6,209,925	29%	335,001	5
NOW accounts	4,247,533	18	4,348,939	20	(101,406)	(2)
Money market accounts	8,338,682	36	7,674,291	36	664,391	9
Savings accounts	820,354	4	846,074	4	(25,720)	(3)
Time deposits	3,241,951	14	2,387,488	11	854,463	36
Total deposits	$23,193,446	100%	$21,466,717	100%	1,726,729	8
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
The Company also enters into repurchase agreements to facilitate customer transactions that are accounted for as secured borrowings. These transactions typically involve the receipt of deposits from customers that the Company collateralizes with its investment portfolio and have an average rate of 45.5 basis points.
Total short-term borrowings increased $251.4 million, or 25%, from December 31, 2017, to $1.2 billion at September 30, 2018. An increase of $315.0 million in outstanding short-term FHLB advances was partially offset by a decrease of $63.6 million in repurchase transactions. The increase in short-term FHLB advances was primarily due to additional advances made in the second and third quarters of 2018, causing the average rate on short-term borrowings to rise as maturing advances had lower rates.
On a quarter-to-date average basis, short-term borrowings decreased $423.1 million, or 26%, from the third quarter of 2017, mostly due to short-term borrowings that matured in the fourth quarter of 2017 and the first quarter of 2018, partially offset by additional short-term advances made in the second and third quarters of 2018.
Total short-term borrowings were 5% of total liabilities and 46% of total borrowings at September 30, 2018 compared to 4% and 40%, respectively, at December 31, 2017. On a quarter-to-date average basis, short-term borrowings were 5% of total liabilities and 46% of total borrowings in the third quarter of 2018, compared to 7% and 69%, respectively, during the same period of 2017.
Long-term Debt
Long-term debt decreased $29.0 million, or 2%, from December 31, 2017, to $1.5 billion at September 30, 2018, which included $405.1 million in acquired long-term FHLB advances from Gibraltar which was immediately paid off upon acquisition during the first quarter of 2018. The Company made an additional $956.3 million in repayments, partially offset by $922.0 million of long-term FHLB advances and $5.9 million of additional notes payable in the first nine months of 2018. On a period-end basis, long-term debt was 6% of total liabilities at September 30, 2018 and December 31, 2017.
On a quarter-to-date average basis, long-term debt increased to $1.4 billion in the third quarter of 2018, $638.2 million, or 86%, higher than the third quarter of 2017, primarily from additional long-term FHLB advances in the fourth quarter of 2017 to improve liquidity and to take advantage of attractive rates. Average long-term debt was 5% of average total liabilities during the third quarter of 2018 compared to 3% during the same period of 2017.

Long-term debt at September 30, 2018 included $1.3 billion in fixed-rate advances from the FHLB of Dallas that cannot be prepaid without incurring substantial penalties. The remaining debt consisted of $120.1 million of the Company’s junior subordinated debt and $50.0 million in notes payable on investments in new market tax credit entities. Interest on the junior subordinated debt is payable quarterly and may be deferred at any time at the election of the Company for up to 20 consecutive quarterly periods. During any deferral period, the Company is subject to certain restrictions, including being prohibited from declaring dividends to its common shareholders. The junior subordinated debt is redeemable by the Company in whole or in part.
CAPITAL RESOURCES

Common Stock

Shareholders' equity increased $245.6 million, or 7%, during the first three quarters of 2018, primarily from the Company's issuance of 2.8 million shares of common stock at a price of $77.00 per common share on March 23, 2018 as part of the Gibraltar acquisition. The net increase to equity from the offering was $214.7 million. See Note 10, Shareholders' Equity, Capital Ratios, and Other Regulatory Matters, to the unaudited consolidated financial statements for more information.

The increase in shareholders' equity was also a result of undistributed income to common shareholders of $167.8 million, but was negatively impacted by a $87.5 million decrease in accumulated other comprehensive income, primarily resulting from a lower valuation of the Company's available for sale investment securities from rising short-term interest rates.
In 2018, the Company's Board of Directors authorized a share repurchase program of up to 1,137,500 shares of IBERIABANK Corporation common stock. During the first nine months of 2018, the Company repurchased 763,210 common shares for $61.0 million at a weighted average cost of $79.99 per share, which included 335,000 common shares repurchased under a plan previously approved by the Board of Directors that has subsequently expired. At September 30, 2018, the remaining common shares that could be repurchased under the current Board-approved plan was 709,290 shares. Subsequent to September 30, 2018 and through November 5, 2018, the Company repurchased the remaining shares of common stock for approximately $52.6 million.
The Company's quarterly dividend to common shareholders was $0.39 per common share in the third quarter of 2018 compared to $0.37 in the third quarter of 2017. On a year-to-date basis, dividends paid to common shareholders of $1.15 is 6% higher than the $1.09 paid per common share for the nine-month period of 2017. The dividend payout ratio was 27.7% for the current year, down from 45.7% in the comparable period of 2017.
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
At September 30, 2018 and December 31, 2017, the Company exceeded all required regulatory capital ratios, and the regulatory capital ratios of IBERIABANK were in excess of the levels established for “well-capitalized” institutions, as shown in the following table.
TABLE 13—REGULATORY CAPITAL RATIOS

Ratio	Entity	Well- Capitalized Minimums	September 30, 2018	December 31, 2017
			Actual	Actual
Tier 1 Leverage	IBERIABANK Corporation	N/A	9.65%	9.35%
	IBERIABANK	5.00%	9.60	9.10
Common Equity Tier 1 (CET1)	IBERIABANK Corporation	N/A	10.79	10.57
	IBERIABANK	6.50%	11.27	10.86
Tier 1 risk-based capital	IBERIABANK Corporation	N/A	11.33	11.16
	IBERIABANK	8.00%	11.27	10.86
Total risk-based capital	IBERIABANK Corporation	N/A	12.42	12.37
	IBERIABANK	10.00%	11.89	11.55

Minimum capital ratios are subject to a capital conservation buffer. In order to avoid limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers, an institution must hold a capital conservation buffer above its minimum risk-based capital requirements. This capital conservation buffer is calculated as the lowest of the differences between the actual CET1 ratio, Tier 1 Risk-Based Capital Ratio, and Total Risk-Based Capital ratio and the corresponding minimum ratios. At September 30, 2018, the required minimum capital conservation buffer was 1.875%, which will increase by 0.625% and be fully phased-in on January 1, 2019 at 2.50%. At September 30, 2018, the capital conservation buffers of the Company and IBERIABANK were 4.42% and 3.89%, respectively. Management believes that at September 30, 2018, the Company and IBERIABANK would have met all capital adequacy requirements on a fully phased-in basis if such requirements were then effective.
Capital ratios at September 30, 2018 were impacted by the Gibraltar acquisition, as the common stock issued in 2018 resulted in an increase in the Company's risk-based capital ratios.
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
The primary sources of funds for the Company are deposits and borrowings. Other sources of funds include repayments and maturities of loans and investment securities, securities sold under agreements to repurchase, and, to a lesser extent, off-balance sheet borrowing availability. Time deposits scheduled to mature in one year or less at September 30, 2018 totaled $2.0 billion. Based on past experience, management believes that a significant portion of maturing deposits will remain with the Company. Additionally, the majority of the investment securities portfolio is classified as available for sale, which provides the ability to liquidate unencumbered securities as needed. Of the $4.8 billion in the investment securities portfolio, $2.5 billion is unencumbered and $2.3 billion has been pledged to support repurchase transactions, public funds deposits and certain long-term borrowings. Due to the relatively short implied duration of the investment securities portfolio, the Company has historically experienced consistent cash inflows on a regular basis. Securities cash flows are highly dependent on prepayment speeds and could change materially as economic or market conditions change.
Scheduled cash flows from the amortization and maturities of loans and securities are relatively predictable sources of funds. Conversely, deposit flows, prepayments of loan and investment securities, and draws on customer letters and lines of credit are greatly influenced by general interest rates, economic conditions, competition, and customer demand. The FHLB of Dallas provides an additional source of liquidity to make funds available for general requirements and to assist with the variability of less predictable funding sources. At September 30, 2018, the Company had $2.1 billion of outstanding FHLB advances, $790.0 million of which was short-term and $1.3 billion that was long-term. Additional FHLB borrowing capacity available at September 30, 2018 amounted to $7.1 billion. At September 30, 2018, the Company also had various funding arrangements with the Federal Reserve Bank's discount window and commercial banks providing up to $301.3 million in the form of federal funds and other lines of credit. At September 30, 2018, there were no balances outstanding on these lines and all of the funding was available to the Company.
Liquidity management is both a daily and long-term function of business management. The Company manages its liquidity with the objective of maintaining sufficient funds to respond to the predicted needs of depositors and borrowers and to take advantage of investments in earning assets and other earnings enhancement opportunities. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Company maintains a strategy of investing in various lending and investment security products. The Company uses its sources of funds primarily to fund loan commitments and to meet its ongoing commitments associated with its operations. Based on its available cash at September 30, 2018 and current deposit modeling, the Company believes it has adequate liquidity to fund ongoing operations. The Company has adequate availability of funds from deposits, borrowings, repayments and maturities of loans and investment securities to provide the Company additional working capital if needed.

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
The Company’s interest rate risk model indicates that the Company is asset sensitive in terms of net interest income sensitivity. Based on the Company’s interest rate risk model at September 30, 2018, the table below illustrates the impact of an immediate and sustained 100 and 200 basis points increase or decrease in interest rates on net interest income over the next twelve months.
TABLE 14—INTEREST RATE SENSITIVITY

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+200	+1.8%
+100	+1.1%
-100	(3.4)%
-200	(10.6)%
The influence of using the forward curve as of September 30, 2018 as a basis for projecting the interest rate environment would approximate a 0.8% increase in net interest income over the next 12 months. The computations of interest rate risk shown above are performed on a static balance sheet and do not necessarily include certain actions that management may undertake to manage this risk in response to unanticipated changes in interest rates and other factors to include shifts in deposit behavior.
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

On September 27, 2018, the Federal Open Market Committee (“FOMC”) voted to raise the target federal funds rate by 0.25% to a range of 2.00%-2.25%. The FOMC has now raised rates by two percentage points since the financial crisis in 2008, a sign of its confidence in the health of the economy. The FOMC expects that economic conditions will continue to evolve in a manner that will warrant additional gradual increases in the federal funds rate in 2018 and beyond. In addition to the FOMC increasing the target federal funds rate, the FRB also began to remove accommodation in 2017 by reducing the amount of debt held on its balance sheet. The FRB is expected to continue to wind-down its asset purchase program throughout 2018 and over the next several years. As the FOMC increases the federal funds rate and the FRB reduces its debt, it is possible that overall interest rates could rise, which may negatively impact the housing markets and the U.S. economy as a whole. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of collateral securing loans, which could negatively affect our financial performance.

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

The table below presents the Company’s anticipated repricing of loans and investment securities over the next four quarters.
TABLE 15—REPRICING OF CERTAIN EARNING ASSETS (1)

(Dollars in thousands)	4Q 2018	1Q 2019	2Q 2019	3Q 2019	Total less than one year
Investment securities	$64,236	$125,191	$162,042	$148,818	$500,287
Fixed rate loans	747,909	621,369	595,070	567,549	2,531,897
Variable rate loans	10,497,956	340,845	294,068	275,623	11,408,492
Total fixed and variable rate loans	11,245,865	962,214	889,138	843,172	13,940,389
	$11,310,101	$1,087,405	$1,051,180	$991,990	$14,440,676
(1) Amounts include expected maturities, scheduled paydowns, expected prepayments, and loans subject to caps and floors, and exclude the repricing of assets from prior periods, as well as non-accrual loans and market value adjustments.

As part of its asset/liability management strategy, the Company has seen greater levels of loan originations with adjustable or variable rates of interest in commercial and consumer loan products, which typically have shorter terms than residential mortgage loans. The majority of fixed-rate, long-term, agency-conforming residential loans are sold in the secondary market to avoid bearing the interest rate risk associated with longer duration assets in the current rate environment. However, the Sabadell and Gibraltar acquisitions brought a considerable amount of jumbo, non-agency-conforming residential mortgage loan exposure onto the balance sheet, both fixed rate and variable rate in nature, which has increased the overall duration of the portfolio. Considering all of this, as of September 30, 2018, $13.5 billion, or 60%, of the Company’s total loan portfolio had variable interest rates, of which $2.3 billion, or 10%, had an expected repricing date beyond the next four quarters. The Company had no significant concentration to any single borrower or industry segment at September 30, 2018.
The Company’s strategy with respect to liabilities in recent periods has been to emphasize transaction accounts, particularly non-interest or low interest-bearing transaction accounts, which are significantly less sensitive to changes in interest rates. At September 30, 2018, 86% of the Company’s deposits were in transaction and limited-transaction accounts, compared to 89% at December 31, 2017. Non-interest-bearing transaction accounts were 28% of total deposits September 30, 2018 compared to 29% at December 31, 2017.
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

The table below presents the Company’s anticipated repricing of liabilities over the next four quarters.
TABLE 16—REPRICING OF LIABILITIES (1)

(Dollars in thousands)	4Q 2018	1Q 2019	2Q 2019	3Q 2019	Total less than one year
Time deposits	$395,989	$567,888	$691,426	$392,801	$2,048,104
Short-term borrowings	1,222,719	—	20,000	—	1,242,719
Long-term debt	462,942	90,699	100,706	317,245	971,592
	$2,081,650	$658,587	$812,132	$710,046	$4,262,415
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
TABLE 17—RECONCILIATIONS OF NON-GAAP FINANCIAL MEASURES

	Three Months Ended
	September 30, 2018			September 30, 2017
(Dollars in thousands, except per share amounts)	Pre-tax	After-tax	Per share (2)	Pre-tax	After-tax	Per share (2)
Net income	$131,866	$101,465	$1.79	$48,450	$29,644	$0.56
Less: Preferred stock dividends	—	3,599	0.06	—	3,598	0.07
Income available to common shareholders (GAAP)	$131,866	$97,866	$1.73	$48,450	$26,046	$0.49

Non-interest income adjustments (1):
(Gain) loss on sale of investments and other non-interest income	(1)	(1)	—	242	157	—

Non-interest expense adjustments (1):
Merger-related expense	973	743	0.01	28,478	19,255	0.36
Compensation-related expense	1,104	839	0.01	1,092	710	0.02
Impairment of long-lived assets, net of (gain) loss on sale	3,286	2,497	0.05	3,661	2,380	0.04
Gain on early termination of loss share agreements	(2,708)	(2,058)	(0.04)	—	—	—
Litigation expense	—	—	—	5,692	4,696	0.09
Other non-core non-interest expense	(1,955)	(1,486)	(0.02)	377	245	—
Total non-interest expense adjustments	700	535	0.01	39,300	27,286	0.51
Core earnings (Non-GAAP)	132,565	98,400	1.74	87,992	53,489	1.00
Provision for loan losses (1)	11,097	8,434		18,514	12,034
Pre-provision earnings, as adjusted (Non-GAAP)	$143,662	$106,834		$106,506	$65,523

(1)
Excluding preferred stock dividends, merger-related expense, and litigation expense, after-tax amounts are calculated using a tax rate of 24% in 2018 and 35% in 2017, which approximates the marginal tax rate.

(2)	Diluted per share amounts may not appear to foot due to rounding.

	Nine Months Ended
	September 30, 2018			September 30, 2017
(Dollars in thousands, except per share amounts)	Pre-tax	After-tax	Per share (2)	Pre-tax	After-tax	Per share (2)
Net income	$318,620	$240,210	$4.29	$201,493	$132,135	$2.61
Less: Preferred stock dividends	—	8,146	0.15	—	8,146	0.16
Income available to common shareholders (GAAP)	$318,620	$232,064	$4.14	$201,493	$123,989	$2.45

Non-interest income adjustments (1):
(Gain) loss on sale of investments and other non-interest income	55	41	—	183	119	—

Non-interest expense adjustments (1):
Merger-related expense	31,533	24,272	0.44	29,598	20,079	0.40
Compensation-related expense	4,106	3,121	0.06	1,568	1,019	0.02
Impairment of long-lived assets, net of (gain) loss on sale	10,773	8,187	0.15	3,784	2,460	0.05
Gain on early termination of loss share agreements	(2,708)	(2,058)	(0.04)	—	—	—
Litigation expense	—	—	—	11,692	10,177	0.20
Other non-core non-interest expense	(2,733)	(2,078)	(0.04)	377	245	0.01
Total non-interest expense adjustments	40,971	31,444	0.57	47,019	33,980	0.68
Income tax expense (benefit) - provisional impact of TCJA (3)	—	6,572	0.12	—	—	—
Income tax expense (benefit) - other	—	173	—	—	—	—
Core earnings (Non-GAAP)	359,646	270,294	4.83	248,695	158,088	3.13
Provision for loan losses (1)	26,678	20,275		36,718	23,867
Pre-provision earnings, as adjusted (Non-GAAP)	$386,324	$290,569		$285,413	$181,955

(1)
Excluding preferred stock dividends, merger-related expense, and litigation expense, after-tax amounts are calculated using a tax rate of 24% in 2018 and 35% in 2017, which approximates the marginal tax rate.

(2)	Diluted per share amounts may not appear to foot due to rounding.

(3)	Estimated net impact of the Tax Cuts and Jobs Act ("TCJA") enacted on December 22, 2017 is subject to refinement in future periods as further information becomes available.

	As of and For the Three Months Ended September 30,
(Dollars in thousands)	2018	2017
Net interest income (GAAP)	$259,225	$216,883
Taxable equivalent benefit	1,502	2,580
Net interest income (TE) (Non-GAAP) (1)	$260,727	$219,463

Non-interest income (GAAP) (3)	$53,087	$50,843
Taxable equivalent benefit	463	680
Non-interest income (TE) (Non-GAAP) (1) (3)	53,550	51,523
Taxable equivalent revenues (Non-GAAP) (1) (3)	314,277	270,986
Securities (gains) losses and other non-interest income	(1)	242
Core taxable equivalent revenues (Non-GAAP) (1) (3)	$314,276	$271,228

Total non-interest expense (GAAP) (3)	$169,349	$200,762
Less: Intangible amortization expense	5,382	4,527
Tangible non-interest expense (Non-GAAP) (2) (3)	163,967	196,235
Less: Merger-related expense	973	28,478
Compensation-related expense	1,104	1,092
Impairment of long-lived assets, net of (gain) loss on sale	3,286	3,661
Gain on early termination of loss share agreements	(2,708)	—
Litigation expense	—	5,692
Other non-core non-interest expense	(1,955)	377
Core tangible non-interest expense (Non-GAAP)(2) (3)	$163,267	$156,935

Average assets (GAAP)	$30,046,231	$26,096,921
Less: Average intangible assets, net	1,309,962	1,042,523
Total average tangible assets (Non-GAAP) (2)	$28,736,269	$25,054,398

Total shareholders’ equity (GAAP)	$3,942,361	$3,726,774
Less: Goodwill and other intangibles	1,305,915	1,276,241
Preferred stock	132,097	132,097
Tangible common equity (Non-GAAP) (2)	$2,504,349	$2,318,436

Average shareholders’ equity (GAAP)	$3,935,082	$3,676,423
Less: Average preferred equity	132,097	132,097
Average common equity	3,802,985	3,544,326
Less: Average intangible assets, net	1,309,962	1,042,523
Average tangible common shareholders’ equity (Non-GAAP) (2)	$2,493,023	$2,501,803

Return on average assets (GAAP)	1.34%	0.45%
Effect of non-core revenues and expenses	0.01	0.42
Core return on average assets (Non-GAAP)	1.35%	0.87%

Return on average common equity (GAAP)	10.21%	2.92%
Effect of non-core revenues and expenses	0.06	3.07
Core return on average common equity (Non-GAAP)	10.27%	5.99%
Effect of intangibles (2)	6.07	2.96
Core return on average tangible common equity (Non-GAAP) (2)	16.34%	8.95%

Efficiency ratio (GAAP) (3)	54.2%	75.0%
Effect of tax benefit related to tax-exempt income (3)	(0.3)	(1.0)
Efficiency ratio (TE) (Non-GAAP) (1) (3)	53.9%	74.0%

Effect of amortization of intangibles	(1.7)	(1.7)
Effect of non-core items	(0.2)	(14.4)
Core tangible efficiency ratio (TE) (Non-GAAP) (1) (2) (3)	52.0%	57.9%

Total assets (GAAP)	$30,118,387	$27,976,635
Less: Goodwill and other intangibles	1,305,915	1,276,241
Tangible assets (Non-GAAP) (2)	$28,812,472	$26,700,394
Tangible common equity ratio (Non-GAAP) (2)	8.69%	8.68%

Cash Yield:
Earning assets average balance (GAAP)	$27,722,479	$23,972,212
Add: Adjustments	143,665	84,900
Earning assets average balance, as adjusted (Non-GAAP)	$27,866,144	$24,057,112

Net interest income (GAAP)	$259,225	$216,883
Add: Adjustments	(17,566)	(17,756)
Net interest income, as adjusted (Non-GAAP)	$241,659	$199,127

Yield, as reported	3.74%	3.64%
Add: Adjustments	(0.27)	(0.34)
Yield, as adjusted (Non-GAAP)	3.47%	3.30%
(1) Fully taxable-equivalent (TE) calculations include the tax benefit associated with related income sources that are tax-exempt using a rate of 21% for 2018 and a rate of 35% for 2017.
(2) Tangible calculations eliminate the effect of goodwill and acquisition-related intangibles and the corresponding amortization expense on a tax-effected basis where applicable.
(3) Certain prior period amounts have been reclassified to conform to the net presentation requirements of ASU No. 2014-09, Revenue from Contracts with Customers, which was adopted effective January 1, 2018. On average, the adoption resulted in a reduction of non-interest income and non-interest expense of approximately $2.3 million on a quarterly basis, and had no impact on net income.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risk are presented at December 31, 2017 in Part II, Item 7A of the 2017 10-K, filed with the Securities and Exchange Commission on February 23, 2018. Additional information at September 30, 2018 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
Item 4. Controls and Procedures
An evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2018 was carried out under the supervision, and with the participation of, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”).
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information concerning IBERIABANK Corporation's repurchases of its outstanding common stock during the three-month period ended September 30, 2018, is included in the following table:
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2018	363,773	83.62	363,210	709,290
August 1-31, 2018	15,956	84.15	—	—
September 1-30, 2018	114	86.54	—	—
Total	379,843	83.65	363,210	709,290
(1) Includes shares of the Company's common stock acquired by the Company in connection with satisfaction of tax withholding obligations on vested restricted stock.
On May 10, 2018, IBERIABANK Corporation's Board of Directors authorized the repurchase of up to 1,137,500 shares of the Company's outstanding common stock. On November 5, 2018, the Company announced the completion of this program under which all of the authorized shares were purchased at a weighted average price of $77.54 per share. Also on November 5, 2018, the Company announced that the Board of Directors had authorized a new repurchase program of up to 2,765,000 shares of the Company's outstanding common stock, which equates to approximately 5% of the total shares outstanding. Stock repurchases under this new program will be made from time to time, on the open market or in privately negotiated transactions, at the discretion of the management of the Company and in accordance with the limitations set forth in Rule 10b-18 of the Securities and Exchange Commission, approval by all applicable regulatory agencies, and other applicable legal requirements. The timing of these repurchases will depend on market conditions and other requirements. The Company currently anticipates the share repurchase program will extend over a two-year time frame, or earlier if the shares have been repurchased. The share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended, or discontinued at any time. For additional information regarding completion and commencement of the stock repurchase programs, see the Company's Current Report on Form 8-K filed on November 5, 2018, which is incorporated herein by reference.
Restrictions on Dividends and Repurchase of Stock

Holders of IBERIABANK Corporation common stock are only entitled to receive such dividends as the Company's Board of Directors may declare out of funds legally available for such payments. Furthermore, holders of IBERIABANK Corporation common stock are subject to the prior dividend rights of any holders of the Company's preferred stock then outstanding. There were 13,750 shares of preferred stock outstanding at September 30, 2018.
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

IBERIABANK Corporation

Date: November 6, 2018	By:	/s/ Daryl G. Byrd
Daryl G. Byrd
President and Chief Executive Officer

Date: November 6, 2018	By:	/s/ Anthony J. Restel
Anthony J. Restel
Vice Chairman and Chief Financial Officer