Form 10-K
period 2018-12-31
IBERIABANK CORP
filed 2019-02-22
CIK 933141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-37532
IBERIABANK Corporation
(Exact name of Registrant as specified in its charter)

Louisiana	72-1280718
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

200 West Congress Street, Lafayette, Louisiana	70501
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (337) 521-4003
Securities registered pursuant to Section 12(g) of the Act: Not Applicable
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Exchange on which registered
Common Stock (par value $1.00 per share)	The NASDAQ Stock Market, LLC
Depositary Shares each representing 1/400th interest in a share of Series B Non-Cumulative Perpetual Preferred Stock	The NASDAQ Stock Market, LLC
Depositary Shares each representing 1/400th interest in a share of Series C Non-Cumulative Perpetual Preferred Stock	The NASDAQ Stock Market, LLC
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act of 1934.    Yes  ☒    No  ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting shares of common stock held by non-affiliates of the Registrant was approximately $4.2 billion. This figure is based on the closing sale price of $75.80 per share of the Registrant’s common stock on June 30, 2018. For purposes of this calculation, the term “affiliate” refers to all executive officers and directors of the Registrant and all shareholders beneficially owning more than 10% of the Registrant’s common stock.
Number of shares of common stock outstanding as of January 31, 2019: 54,923,492
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2018, included as Exhibit 13 to this Form 10-K, are incorporated into Part II, Items 5 through 9B of this Form 10-K.

IBERIABANK CORPORATION AND SUBSIDIARIES

PART I.

Item 1.	Business.
Unless we indicate otherwise, the words “we”, “our”, “us”, “IBKC”, and “Company” refer to IBERIABANK Corporation and its wholly owned subsidiaries.
General
IBERIABANK Corporation, a Louisiana corporation, is a financial holding company with 329 combined locations, including 191 bank branch offices and 3 loan production offices in Louisiana, Arkansas, Tennessee, Alabama, Texas, Florida, Georgia, South Carolina, North Carolina, Mississippi, Missouri, and New York, 29 title insurance offices in Arkansas, Tennessee, and Louisiana, and mortgage representatives in 87 locations in 12 states. The Company also has 18 wealth management locations in 5 states and one IBERIA Capital Partners L.L.C. office in Louisiana. As of December 31, 2018, we had total consolidated assets of $30.8 billion, total deposits of $23.8 billion and shareholders’ equity of $4.1 billion.
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
IBERIABANK offers commercial and retail banking products and services to customers throughout locations in ten states. IBERIABANK provides these products and services in Louisiana, Alabama, Florida, Arkansas, Tennessee, Georgia, Texas, North Carolina, South Carolina and New York, as well as on-line at www.iberiabank.com and www.virtualbank.com. These products and services include a broad array of commercial, consumer, mortgage, and private banking products and services, trust advisory services, cash management, deposit and annuity products. Certain of our non-bank subsidiaries engage in financial services-related activities, including brokerage services, sales of variable annuities, and wealth management services. Lenders Title offers a full line of title insurance and loan closing services throughout Arkansas, Tennessee, and Louisiana. ICP provides equity research, institutional sales and trading, and corporate finance services throughout the energy industry. 1887 Leasing, LLC, owns an aircraft used by management of the Company and its subsidiaries. IAM provides wealth management advisory services for commercial and private banking clients. CDE is engaged in the purchase of tax credits.
Subsidiaries
IBERIABANK has eight active, wholly-owned non-bank subsidiaries. Information related to the non-bank subsidiaries as of December 31, 2018 is presented in the following table (dollars in millions):

Subsidiary	Description	Total Assets	IBERIABANK’s Equity Investment
IBERIA Financial Services, LLC	Manages the brokerage services offered by IBERIABANK	$4.0	$1.4
IB SPE Management, Inc.	Operates, then sells, certain foreclosed assets acquired in recent Florida and Alabama acquisitions	0.9	0.9
Acadiana Holdings, LLC	Owns and operates a commercial office building that also serves as IBERIABANK’s headquarters	12.2	11.1
Iberia Investment Fund I, LLC	Investment fund held for the purpose of funding new market tax credits	154.7	111.5
Iberia Corporate Asset Finance, Inc.	Offers lease financing to commercial clients	197.1	171.8
Mercantile Capital Corporation	Offers owner-occupied commercial real estate loans	78.3	10.1
Iberia Civic Impact Partners, LLC	Conducts tax credit transactions	85.6	29.9
Lydian REIT Holdings, Inc.	Holding Company of Lydian Preferred Capital Corporation, a real estate investment trust in Florida	261.0	40.4

Lenders Title has three wholly-owned subsidiaries: Asset Exchange, Inc., United Title of Louisiana, Inc. (“United Title”), and American Abstract and Title Company, Inc. (“AAT”). Asset Exchange, Inc. provides qualified intermediary services to facilitate Internal Revenue Code Section 1031 tax deferred exchanges. At December 31, 2018, Lenders Title’s equity investment in Asset Exchange, Inc. was $0.3 million, and Asset Exchange, Inc. had total assets of $0.3 million. LTC, United Title and AAT provide a full line of title insurance and loan closing services for both residential and commercial customers in locations throughout Arkansas, Tennessee, and Louisiana. At December 31, 2018, Lenders Title’s equity investment in United Title was $5.9 million, and United Title had total assets of $7.3 million. Lenders Title’s equity investment in AAT was $2.9 million, and AAT had total assets of $3.9 million.
ICP, 1887 Leasing, LLC, IAM, LLC and CDE had total assets of $12.7 million, $10.6 million, $0.9 million, and less than $0.1 million, respectively, at December 31, 2018.
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
Employees
We had 3,368 full-time associates and 73 part-time associates as of December 31, 2018. None of these associates are represented by a collective bargaining agreement. We believe we enjoy an excellent relationship with our associates.
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
Available Information
Additional information regarding the development of our business since the beginning of our fiscal year ended December 31, 2018, is incorporated by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Exhibit 13 hereto.
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
IBERIABANK Corporation
P.O. Box 52747
Lafayette, Louisiana 70505-2747

Supervision and Regulation

The banking industry is extensively regulated under both federal and applicable state laws. The following discussion summarizes certain statutes and regulations applicable to bank and financial holding companies and their subsidiaries and provides specific information relevant to us. Regulation of financial institutions is intended primarily for the protection of depositors, deposit insurance funds and the banking system, and generally is not intended for the protection of shareholders. Proposals are frequently introduced to change federal and state laws and regulations applicable to us, and new laws or regulations or changes to existing laws and regulations (including changes in interpretations or enforcement) could materially affect our financial condition or results of operations or prospects. The likelihood and timing of any such changes and the impact such changes might have on us are impossible to determine with any certainty. Descriptions of applicable statutes and regulations are brief summaries, do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations.

General

We are a bank holding company and have elected to be a financial holding company under the regulations of the Board of Governors of the Federal Reserve System (the “FRB”). We are subject to examination and supervision by the FRB pursuant to the Bank Holding Company Act of 1956, as amended (the “BHCA”), and are required to file reports and other information with the FRB regarding our business operations and the business operations of our subsidiaries.

Generally, the BHCA provides for “umbrella” regulation of bank holding companies by the FRB and functional regulation of holding company subsidiaries by applicable regulatory agencies. The BHCA, however, requires the FRB to examine any bank holding company subsidiary, other than a depository institution, engaged in activities permissible for a depository institution. The FRB is also granted the authority, in certain circumstances, to require reports of, and to examine and adopt rules applicable to, any bank holding company subsidiary.

In general, the BHCA and the FRB’s regulations limit the nonbanking activities permissible for bank holding companies to those activities that the FRB has determined to be so closely related to banking or managing or controlling banks to be a proper incident thereto. In addition, a bank holding company that has elected to be a financial holding company, such as the Company, may engage in, or acquire and retain shares of companies engaged in, a broader range of activities that are considered (i) “financial in nature” (as defined by the Gramm-Leach-Bliley Act of 1999 and FRB regulations) or incidental to such financial activities (as determined by the FRB in consultation with the Secretary of the Treasury), or (ii) complementary to a financial activity and do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. These activities include, among other things, securities underwriting, dealing and market-making, sponsoring mutual funds and investment companies, insurance underwriting and agency activities, and merchant banking. Refer to “Holding Company Regulation - Financial Holding Company Status” below.

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

Financial Reform Legislation

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted in 2010, significantly restructured financial regulation in the United States, including through the creation of a new resolution authority, mandating higher capital and liquidity requirements and directing changes in the way banks are assessed for federal deposit insurance, as well as through numerous other provisions intended to strengthen the financial services sector. The changes made by the Dodd-Frank Act have substantially affected the lending, deposit, investment and trading activities of banks and bank holding companies. The changes that have been most significant to the operations of the Company and IBERIABANK include the following:

•
The establishment of the CFPB, which has extensive regulatory and enforcement powers over consumer financial products and services. IBERIABANK is subject to numerous consumer financial protection regulations administered by the CFPB, and is also subject to CFPB supervision and examination with respect to its compliance with such regulations.

•
Requiring the FRB to establish a cap on the rate merchants pay banks for electronic clearing of debit transactions (i.e., the interchange rate). The FRB’s regulation implementing this provision severely limited the interchange fees that banks charge merchants for debit card transactions, starting in late 2011. As a result of the interchange fee structure imposed by such regulation, our electronic banking income was and continues to be negatively impacted.

•
Prohibitions and restrictions on the ability of a banking entity to engage in proprietary trading and have certain interests in, or relationships with, a hedge fund or private equity fund (known as the "Volcker Rule").

•	Imposition of additional corporate governance and executive compensation disclosure requirements on companies subject to the Securities Exchange Act of 1934.

The Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Economic Growth Act”), which was enacted in May 2018, modestly scales back certain requirements of the Dodd-Frank Act and provides other regulatory relief. While the Economic Growth Act’s provisions primarily benefit banks and bank holding companies with $10 billion or less in assets, certain key provisions are beneficial to mid-sized bank holding companies and financial institutions like the Company and IBERIABANK. These include:

•	Elimination of supervisory stress testing and company-run stress testing for bank holding companies with less than $100 billion in assets;

•	Prohibiting federal banking regulators from imposing higher capital standards on High Volatility Commercial Real Estate exposures unless they are for acquisition, development or construction;

•	Exempting from appraisal requirements certain transactions involving real property in rural areas and valued at less than $400,000; and

•
Requiring the CFPB to provide guidance on how the Truth in Lending Act-Real Estate Settlement Procedures Act Integrated Disclosure applies to mortgage assumption transactions and construction-to-permanent home loans, as well the extent to which lenders can rely on model disclosures that do not reflect recent regulatory changes.

While the Economic Growth Act provides some regulatory relief for mid-sized bank holding companies like us, most provisions of the Dodd-Frank Act and its implementing regulations remain in place and will continue to result in additional operating and compliance costs that could have a material adverse effect on our business, financial condition and results of operation.

Regulatory Capital Requirements

Bank holding companies and federally insured banks are required to maintain minimum levels of regulatory capital in accordance with standards established by the federal banking authorities. The FRB and the other banking agencies implemented new capital rules, effective January 1, 2015, that substantially amended the prior capital standards for bank holding companies and banks. These new capital rules (commonly referred to as “Basel III”) reflect, in part, certain standards initially adopted by the Basel Committee on Banking Supervision, as well as implementing requirements contemplated by the Dodd-Frank Act.

The Basel III capital rules require the maintenance of the following minimum capital ratios: 4.5% common equity Tier 1 capital to risk-weighted assets; 6.0% Tier 1 capital to risk-weighted assets; 8.0% Total capital to risk-weighted assets; and 4.0% Tier 1 capital to average consolidated assets (known as the "leverage ratio") as reported on the consolidated financial statements.

Common equity Tier 1 capital (“CET1”) is defined as the sum of common stock and related surplus net of treasury stock, retained earnings, accumulated other comprehensive income (“AOCI”) (which includes all unrealized gains and losses on available for sale debt and equity securities amongst other items) and qualifying minority interest, less applicable regulatory adjustments and deductions that include AOCI. The Basel III capital rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, certain deferred tax assets and certain investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. The deductions from and adjustments to CET1 were subject to a three-year phase-in period from January 1, 2015 through January 1, 2018. However, by final rule adopted in November 2017 (generally applicable to banking institutions with under $250 billion in assets), the deduction from CET1 of excess mortgage servicing rights, certain deferred tax assets and certain investments in non-consolidated financial entities was fixed at 80% (the deduction amount for 2017).

In addition to establishing minimum regulatory capital requirements, the Basel III capital rules limit dividend payments, stock repurchases and certain discretionary bonus payments to executive officers if a banking organization does not hold a "capital conservation buffer" consisting of 2.5% of CET1 to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. Accordingly, the Company and IBERIABANK are required to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus the 2.5% capital conservation buffer, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%, (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer, effectively resulting in a minimum Tier 1 capital ratio of 8.5%, (iii) a minimum ratio of Total capital (Tier 1 capital plus supplementary capital ) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer, effectively resulting in a minimum total capital ratio of 10.5% and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets (as compared to a current minimum leverage ratio of 3% for certain highly rated banking organizations).

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

Failure to meet applicable capital standards could subject the Company or IBERIABANK to a variety of enforcement remedies available to the federal regulatory authorities. These include limitations on the ability to pay dividends, the issuance by the regulatory authorities of a capital directive to increase capital, and the termination of deposit insurance by the FDIC. In addition, a financial institution that fails to meet its capital requirements could be subject to the measures described below under “Federal Banking Regulation - Prompt Corrective Action” as applicable to “under-capitalized” institutions.

The FRB’s capital standards specify that evaluations by the FRB of a bank’s capital adequacy will include an assessment of the exposure to declines in the economic value of the bank’s capital due to changes in interest rates. A joint policy statement of the federal banking agencies highlights key elements of prudent interest rate risk management that rely principally on internal measures of risk exposure and active oversight of risk management activities by senior management.

Additional information, including compliance with applicable capital adequacy standards at December 31, 2018, is provided in Note 15 to the Consolidated Financial Statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources” in Exhibit 13 to this Form 10-K, which are incorporated herein by reference.

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

The Federal Deposit Insurance Act, as amended by the Dodd-Frank Act, provides for a minimum required ratio of the Deposit Insurance Fund’s deposit insurance reserves to estimated insured deposits, or designated reserve ratio (the “DRR”), of 1.15% through September 2020, with a DRR of 1.35% required thereafter. Under the Dodd-Frank Act, insured institutions with assets of $10 billion or more were required to fund the increase in the DRR to 1.35%.

In 2011, the FDIC adopted a rule that provides for the lowering of the insurance assessment rate schedule for all banks as of the quarter after the Deposit Insurance Fund's reserve ratio reaches 1.15%. In addition, FDIC regulations required insured institutions with an assessment base (total assets less tangible capital) of over $10 billion, such as IBERIABANK, to pay surcharge insurance assessments at an annual rate of 4.5 basis points of their assessment base, starting the quarter after the Deposit Insurance Fund's reserve ratio surpasses 1.15% and ending when the reserve ratio reaches 1.35%. The 4.5 basis point surcharge was assessed against each covered institution’s assessment base, less $10 billion.

The Deposit Insurance Fund’s reserve ratio exceeded 1.15% as of June 30, 2016. As a result, the base deposit insurance rates currently range from (i) 1.5 to 30 basis points of an institution’s assessment base for small banks and (ii) 1.5 to 40 basis points for institutions with an assessment base of over $10 billion, such as IBERIABANK, which was also subject to the 4.5 basis point surcharge. On September 30, 2018, the Deposit Insurance Fund's reserve ratio reached 1.36%, exceeding the statutorily required minimum reserve ratio of 1.35% ahead of the September 30, 2020 deadline required under the Dodd-Frank Act. FDIC regulations provide for two changes to deposit insurance assessments upon reaching the minimum: (1) surcharges on insured depository institutions with total consolidated assets of $10 billion or more (large banks) will cease; and (2) small banks will receive assessment credits for the portion of their assessments that contributed to the growth in the reserve ratio from between 1.15% and 1.35%, to be applied when the reserve ratio is at or above 1.38%.

In addition, the Deposit Insurance Funds Act of 1996 authorized the Financing Corporation (“FICO”) to impose assessments on applicable deposits in order to service the interest on FICO’s bond obligations from deposit insurance fund assessments. The amount assessed on individual institutions by FICO is in addition to the amount paid for deposit insurance under the FDIC’s risk-related assessment rate schedules. The last of the remaining bonds issued by FICO will mature in September 2019. IBERIABANK recognized approximately $1.0 million of expense related to its FICO assessments in 2018.

Prompt Corrective Action. The federal banking regulatory authorities are required to take “prompt corrective action” with respect to depository institutions that do not meet minimum capital requirements. The prompt corrective action rules, which apply to IBERIABANK but not the Company, provide for five capital categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

The prompt corrective action rules were amended effective January 1, 2015 to reflect the previously described Basel III capital standards and to include a CET1 risk-based ratio and to increase certain other capital requirements for the various thresholds. For example, the requirements for IBERIABANK to be considered well-capitalized under the rules are a 5.0% Tier 1 leverage ratio, a 6.5% CET1 risk-based ratio, an 8.0% Tier 1 risk-based capital ratio and a 10.0% total risk-based capital ratio. To be adequately capitalized, the required ratios are 4.0%, 4.5%. 6.0% and 8.0%, respectively.

An institution that is not well-capitalized is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its markets. Any institution that is neither well-capitalized nor adequately capitalized is considered undercapitalized. Under federal statute, the banking agencies must take certain supervisory actions against undercapitalized institutions, the severity of which depends on the degree of undercapitalization. The FRB is authorized to reclassify a well-capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category.

Throughout 2018 and as of December 31, 2018, IBERIABANK's regulatory capital ratios were in excess of the levels established for “well-capitalized” institutions.

Volcker Rule. The Dodd-Frank Act’s Volcker Rule, as implemented by interagency regulations, generally prohibits IBERIABANK and its affiliates from (i) engaging in proprietary trading for their own account or (ii) acquiring or retaining an ownership interest in or sponsoring a hedge fund or private equity fund, all subject to certain exceptions. These prohibitions affect the ability of U.S. banking entities to provide investment management products and services that are competitive with nonbanking firms generally and with non-U.S. banking organizations in overseas markets. The rule also effectively prohibits short-term trading strategies by any U.S. banking entity if those strategies involve instruments other than those specifically permitted for trading.

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

On May 30, 2018, the federal banking regulators proposed amendments to the Volcker Rule regulations that are intended to streamline compliance burdens under the Volcker Rule. Among the proposed changes, the most important for the Company and IBERIABANK would be the proposal’s reduced compliance requirements for banking entities with  trading assets and liabilities of less than $1 billion. In particular, under the proposal, given our limited trading assets and liabilities, we would be presumed to be in compliance with the Volcker Rule and would not be required to establish or maintain a separate compliance program.

Federal Reserve Bank Membership. IBERIABANK is a member of the Federal Reserve System and is required to buy stock in the Federal Reserve Bank of Atlanta in an amount equal to 6% of IBERIABANK’s paid-in capital and surplus. IBERIABANK receives statutory dividends on the stock it holds in the Federal Reserve Bank in an amount equal to the lesser of (i) the high yield on the 10-year United States Treasury note at the last auction prior to the dividend payment or (ii) 6%.

Transactions with Related Parties. IBERIABANK is subject to the FRB's Regulation W, which comprehensively implements statutory restrictions on transactions between a bank and its affiliates and incorporates the FRB’s interpretations and exemptions relating to Sections 23A and 23B of the Federal Reserve Act.

Section 23A and Regulation W generally place limits on the amount of a bank’s loans or extensions of credit to, investments in, or certain other transactions with affiliates, and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. In general, IBERIABANK’s “affiliates” are IBERIABANK Corporation and our non-bank subsidiaries.

Section 23B and Regulation W generally require a bank’s transactions with its affiliates to be on terms substantially the same, or at least as favorable to the bank, as those prevailing at the time for comparable transactions with non-affiliated companies.

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

Incentive Compensation. Guidelines adopted by the federal banking agencies prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In addition, the federal bank regulatory agencies have issued guidance on incentive compensation policies (the “Incentive Compensation Guidance”) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The Incentive Compensation Guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The Incentive Compensation Guidance provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

The Dodd-Frank Act requires the federal bank regulatory agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets that encourage inappropriate risks by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In 2016, the federal banking agencies and the SEC issued for comment a proposed interagency rule that would require the reporting of incentive-based compensation arrangements at a covered financial institution when such compensation is excessive, could expose the institution to inappropriate risks, or could potentially lead to material financial loss. The proposed rule, if adopted in final form, would impose no material requirements on institutions with total assets of less than $50 billion, like the Company and IBERIABANK, other than those already applied to such institutions by the Incentive Compensation Guidance. The final rule has not been published, and it is uncertain at this time whether the proposed rule will be issued in final form or whether the agencies will issue a substantially revised proposed rule.

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

Stress Testing Requirements. As a result of the enactment of the Economic Growth Act in May 2018, the Dodd-Frank Act’s requirement to conduct an annual stress test that projects performance under various economic scenarios no longer applies to the Company, as a bank holding company with less than $100 billion in total consolidated assets. Under the Economic Growth Act, IBERIABANK will become exempt from Dodd-Frank Act stress testing effective November 25, 2019; however, the FRB has extended the deadline for all regulatory requirements related to company-run stress testing for state member banks with average total assets of less than $100 billion until such effective date, thereby effectively exempting IBERIABANK from stress-testing requirements as of the enactment of the Economic Growth Act.

Notwithstanding the Economic Growth Act’s amendment of the Dodd-Frank Act stress testing requirements, the federal banking agencies have indicated through interagency guidance that the capital planning and risk management practices of financial institutions with total assets less than $100 billion would continue to be reviewed through the regular supervisory process.  Although we will continue to monitor our capital consistent with the safety and soundness expectations of the FRB and will continue to use customized stress testing as part of our capital planning process, we no longer conduct company-run stress testing in accordance with the FRB’s requirements under the Dodd-Frank Act.

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

During 2018, the Company expanded its presence in Florida through the acquisition of Gibraltar Private Bank & Trust Company on March 23, 2018. In addition, the Company's subsidiary, Lenders Title Company, acquired SolomonParks Title & Escrow, LLC on January 12, 2018 which expanded our presence in Tennessee. Additional information is provided in Note 3 to the Consolidated Financial Statements incorporated herein by reference.

Financial Holding Company Status. A bank holding company meeting certain requirements may qualify and elect to become a financial holding company, permitting the bank holding company to engage in additional activities that are financial in nature or incidental or complementary to financial activity. A bank holding company that elects to be treated as a financial holding company is authorized by the BHCA to engage in a number of financial activities previously impermissible for bank holding companies, including equity securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking activities through securities or insurance affiliates; and insurance company portfolio investments. The BHCA also permits the FRB to authorize additional activities for financial holding companies if they are “financial in nature” or “incidental” to financial activities. The Company has elected financial holding company status.

For a bank holding company to be eligible for financial holding company status, the holding company must be both “well-capitalized” and “well-managed” under applicable regulatory standards, and all of its subsidiary banks also must be “well-capitalized” and “well-managed” and must have received at least a satisfactory rating on such institution’s most recent examination under the CRA. A financial holding company that continues to meet all of such requirements may engage directly or indirectly in activities considered financial in nature (discussed above), either de novo or by acquisition, as long as it gives the FRB after-the-fact notice of the new activities.

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

Although the general economic environment has shown improvement since the end of the economic recession in June 2009, there can be no assurance that improvement will continue. Economic growth has been slow and uneven, and continuing concerns over the federal deficit and government spending have contributed to uncertain conditions for the economy. The change in domestic government administration in early 2017 may continue to have positive ramifications toward mitigating adverse impacts on the business, including, but not limited to: higher levels of interest rates which could continue to rise in the future, potential for greater loan fee revenues from commercial/business capital investment, reduction in corporate tax rate levels by the tax reform legislation enacted in December 2017, and relaxation of certain financial regulatory reform measures.

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

In addition, geopolitical matters, including international political unrest, foreign trade disputes, and slow growth in the global economy, as well as acts of terrorism, war and other violence could result in further disruptions in the financial markets. These negative events could have a material adverse effect on our results of operations and financial condition, including our liquidity position, and may affect our ability to access capital.

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

The Federal Open Market Committee (“FOMC”) of the Federal Reserve Board (“FRB”), in an attempt to stimulate the overall economy, has, among other things, kept interest rates low through its targeted federal funds rate. In December 2016, the FOMC voted to raise the target federal funds rate for only the second time since 2006. The FOMC voted to raise the target federal funds rate multiple times in both 2017 and 2018. The FOMC has now raised rates by two-and-a-quarter percentage points since the financial crisis in 2008, a sign of its increased confidence in the health of the economy. In addition to increasing the target federal funds rate, the FRB also began to remove accommodation in 2017 by reducing the amount of debt held on its balance sheet. The FRB is expected to continue to wind-down its asset purchase program in 2019. While the FOMC continues to observe sustained economic activity, strong labor market conditions, and stable inflation, it has signaled a pause in its recent efforts to increase the federal funds rate. As a result, the potential for additional gradual increases in the federal funds rate in 2019 is uncertain. Additional increases in the federal funds rate and unwind of its balance sheet could cause overall interest rates to rise, which may negatively impact the U.S. real estate markets and affect deposit growth and pricing. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of collateral securing loans, which could negatively affect our financial performance.

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

We attempt to manage our risk from changes in market interest rates by adjusting the rates, maturity, repricing characteristics, and balances of the different types of interest-earning assets and interest-bearing liabilities. Interest rate risk management techniques are not exact. We employ the use of models and modeling techniques to quantify the levels of risks to net interest income, which inherently involve the use of assumptions, judgments, and estimates. While we strive to ensure the accuracy of our modeled interest rate risk profile, there are inherent limitations and imprecisions in this determination and actual results may differ. As of December 31, 2018, a 100 basis point instantaneous and parallel upward shift in interest rates was estimated to increase net interest income over 12 months by approximately 1.2%. Similarly, a 100 basis point decrease in interest rates was expected to decrease net interest income by 3.7% over the same period.

At December 31, 2018, approximately 40% of our total loan portfolio had fixed interest rates. Eliminating fixed rate loans that mature within a one-year time frame decreased this percentage to approximately 28% at December 31, 2018. About 96% of the investment portfolio had fixed interest rates as of December 31, 2018. Approximately 69% of our time deposit base and 73% of our Federal Home Loan Bank ("FHLB") borrowings will mature and/or re-price within 12 months.

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

We maintain a portfolio of securities that can be used as a secondary source of liquidity. There are other sources of liquidity available to us should they be needed. These sources include sales or securitizations of loans, our ability to acquire additional national market, non-core or brokered deposits, additional collateralized borrowings such as the FRB discount window, the issuance and sale of debt securities, and the issuance and sale of preferred or common securities in public or private offerings. Amounts available under our existing credit facilities as of December 31, 2018 consist of $7.0 billion in FHLB availability. The Company also had various funding arrangements with the Federal discount window and commercial banks providing up to $331.2 million in the form of federal funds and other lines of credit.

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

A major portion of our net income comes from our interest rate spread, which is the difference between the interest rates we pay on amounts used to fund assets and the interest rates and fees we receive on our interest-earning assets. We rely on deposits as a stable, low-cost source of funding for our interest-earning assets. We must compete with other banks and financial institutions for deposits. If our competitors raise rates on their deposits, we may face deposit attrition or experience higher funding costs by increasing our deposit rates in order to maintain our customer deposit base. Higher funding costs would increase interest expense, thereby reducing our net interest margin, net interest income, and net income. As of December 31, 2018, approximately 28% of our deposits were non-interest-bearing.

Market perceptions of our credit risk could impair our liquidity, cash flows, financial condition and operating results.

Our liquidity and borrowing costs are largely impacted by our credit risk. Market perception could have an adverse effect on our ability to access capital markets or borrow funds and increase the costs of capital and borrowings. In addition, deterioration in our credit risk, whether actual or perceived, could trigger unfavorable contractual obligations, resulting in the requirement to post additional collateral or realize credit-related contingent features.

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

As of December 31, 2018, our total loan portfolio was approximately $22.5 billion, or 73% of total assets. At that date, the major components of our loan portfolio comprised 67% commercial loans (of which 62% is commercial real estate and 38% is commercial and industrial), 19% mortgage loans (primarily residential 1-4 family mortgage loans), and 13% consumer loans (primarily home equity). Our credit risk with respect to our consumer installment and commercial loan portfolios relates principally to the general creditworthiness of individuals and businesses within our local market areas. Our credit risk with respect to our residential and commercial real estate mortgage and construction loan portfolios relates principally to the general creditworthiness of individuals and businesses, the value of real estate as collateral, and guarantors serving as security for the repayment of the loans.

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

Commercial and commercial real estate loans generally are viewed as having more risk of default than residential real estate loans or other loans or investments. These types of loans are also typically larger than residential real estate loans and other consumer loans. Because the loan portfolio contains a significant number of commercial and commercial real estate loans with relatively large balances, the deterioration of a material amount of these loans may cause a significant increase in non-performing assets, troubled debt restructurings ("TDRs") and/or past due loans. An increase in non-performing assets, TDRs, and/or past due loans could result in a loss of earnings, an increase in the provision for credit losses, or an increase in loan charge-offs, which would have an adverse impact on our results of operations and financial condition. Our emphasis on loan growth and on increasing our portfolio of multi-family, commercial business and commercial real estate loans, as well as any future credit deterioration, could also require us to increase our allowance further in the future.

The Company may be required to increase its allowance for credit losses as a result of a recently issued accounting standard.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-13 (“ASU 2016-13”), Financial Instruments - Credit Losses. This accounting standard replaces the current incurred loss accounting model with a current expected credit loss approach (“CECL”) for financial instruments measured at amortized cost and other commitments to extend credit. The amendments made by ASU 2016-13 require entities to consider all available relevant information when estimating current expected credit losses, including details about past events, current conditions, and reasonable and supportable forecasts. The resulting allowance for credit losses is to reflect the portion of the amortized cost basis that the entity does not expect to collect. The amendments also eliminate the current accounting model for purchased credit impaired loans and debt securities. While the CECL model does not apply to available for sale debt securities, ASU 2016-13 does require entities to record an allowance when recognizing credit losses for available-for-sale securities, rather than reduce the amortized cost of the securities by direct write-offs.

The amendments in ASU 2016-13 will be effective for fiscal years beginning after December 15, 2019. For most debt securities, the transition approach requires a cumulative-effect adjustment to the statement of financial position as of the beginning of the first reporting period the guidance is effective. For other-than-temporarily impaired debt securities, the guidance will be applied prospectively. The Company will record a one-time adjustment to its credit loss allowance, as of the beginning of the first quarter of 2020, equal to the difference between the amounts of its credit loss allowance under the incurred loss methodology and CECL. Moreover, the new accounting standard is likely, as a result of its requirement to estimate and recognize expected credit losses on new assets, to introduce greater volatility in our allowance for loan losses. The Company is currently evaluating the magnitude of the one-time cumulative adjustment to its allowance and of the ongoing impact of the CECL model on its loan loss allowance and results of operations.

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

The banking industry is heavily regulated. We are subject to examination, supervision and comprehensive regulation by various federal and state agencies. The cost of compliance is significant and restricts certain of our activities. Banking regulations are primarily intended to protect the federal deposit insurance fund, depositors, customers and the banking system as a whole, not shareholders. The burdens imposed by federal and state regulations put banks at a competitive disadvantage compared to less regulated competitors, such as finance companies, mortgage banking companies and leasing companies. Changes in the laws, regulations and regulatory practices affecting the banking industry may increase our costs of doing business or otherwise adversely affect us and create competitive advantages for others.

Since the 2008 financial crisis, financial institutions generally have been subjected to increased regulation and scrutiny from federal regulatory authorities. Changes to the statutory and regulatory framework governing our operations, including the passage and continued implementation of the Dodd-Frank Act, have greatly revised the laws and regulations under which we operate and have had, and may continue to have, a material impact on our operations, particularly through increased regulatory burdens and compliance costs. Recent political developments, including the change in administration in the U.S., have added additional uncertainty to the implementation, scope and timing of regulatory reforms.

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

In addition, the capital adequacy standards applicable to the Company and IBERIABANK under the BASEL III Capital Rules require us to satisfy more stringent capital and liquidity standards than in the past. These requirements, and any other new regulations, could result in lower returns, regulatory actions if we were unable to comply with such requirements, and adversely affect our ability to pay dividends or repurchase shares, or to raise capital, including in ways that may adversely affect our financial condition or results of operations. Compliance with current or new capital requirements, including leverage ratios, may limit operations that require the intensive use of capital and could adversely affect our ability to expand or maintain present business levels. Additional information, including the Company’s and IBERIABANK’s compliance with applicable capital adequacy standards at December 31, 2018, is provided in Note 15 to the Consolidated Financial Statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources” incorporated herein by reference.

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

We regularly use third party vendors as part of our business. We also have substantial ongoing business relationships with other third parties. These types of third party relationships are subject to increasingly demanding regulatory requirements and attention by our federal bank regulators. Regulation requires us to perform due diligence and ongoing monitoring and control over our third party vendors and other ongoing third party business relationships. In certain cases we may be required to renegotiate our agreements with these vendors to meet these requirements, which could increase our costs. We expect that our regulators will hold us responsible for deficiencies in our oversight and control of our third party relationships and in the performance of the parties with which we have these relationships. As a result, if our regulators conclude that we have not exercised adequate oversight and control over our third party vendors or other ongoing third party business relationships or that such third parties have not performed appropriately, we could be subject to enforcement actions, including civil money penalties or other administrative or judicial penalties or fines as well as requirements for customer remediation, any of which could have a material adverse effect on our business, financial condition or results of operations.

Possible future increases in FDIC deposit insurance premiums would adversely affect our earnings.

Our deposits are insured by the FDIC up to legal limits and, accordingly, we are subject to FDIC deposit insurance assessments. We generally cannot control the amount of assessments we will be required to pay for FDIC insurance. If there are financial institution failures in the future, we may be required to pay higher FDIC assessments than we currently do, or the FDIC may charge additional special assessments or require future prepayments. Increases in our assessment may also be required in the future to maintain the FDIC’s designated reserve ratio at the required level. These potential increases in deposit assessments or special assessments may adversely affect our business, financial condition or results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-interest Expense” in Exhibit 13 to this Form 10-K.

We may be adversely affected by recent changes in U.S. tax laws.

We are subject to federal and applicable state tax regulations. Such tax regulations are often complex and require interpretation and changes in these regulations could negatively impact our results of operations. In the normal course of business, we are routinely subject to examinations and challenges from federal and applicable state tax authorities regarding the amount of taxes due in connection with investments we have made and the business in which we have engaged. Recently, federal and state taxing authorities have become increasingly aggressive in challenging tax positions taken by financial institutions. These tax positions may relate to tax compliance, sales and use, franchise, gross receipts, payroll, property and income tax issues, including tax base, apportionment and tax credit planning. The challenges made by tax authorities may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. If any such challenges are made and are not resolved in our favor, they could have a material adverse effect on our business, financial condition and results of operations.

The enactment of the Tax Cuts and Jobs Act (the “Tax Act”) on December 22, 2017 made significant changes to the Internal Revenue Code, many of which are highly complex and may require interpretations and implementing regulations. We may incur additional meaningful expenses (including professional fees) as the Tax Act is implemented and as positions are audited by the IRS. Furthermore, the full impact of the Tax Act on us and our customers remains uncertain, creating uncertainty and risk related to our customers' future demand for credit and our future results. The decrease in federal income tax rates on businesses generally could spur additional economic activity, which may encourage additional borrowing. At the same time, some customers may elect to use their additional cash flow from lower taxes to fund their existing levels of activity, decreasing borrowing needs. In addition, the elimination of the federal income tax deductibility of business interest expense for a significant number of our customers will effectively increase the cost of borrowing and may make equity or hybrid funding relatively more attractive. This may have a long-term negative impact on business consumer borrowing.

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

From time to time, the FASB and the SEC change the financial accounting and reporting standards that govern the form and content of our external financial statements.  Recently, the FASB has finalized new accounting standard updates related to the calculation of the allowance for credit losses and accounting for leases, amongst other ancillary finalized updates.  A discussion of the recent significant accounting standard updates which have been issued are included in Note 2 to the Consolidated Financial Statements incorporated herein by reference. Accounting standard updates have the potential to alter previously issued or future financial statements depending on their deviation from current standards or industry practices and the implementation method prescribed by the FASB.  In addition, accounting standard setters and those who interpret the accounting standards (such as the FASB, SEC, banking regulators and our independent registered auditors) may change or even reverse their previous interpretations or positions on how standards should be applied. Changes in financial accounting and reporting standards and changes in current interpretations may be beyond our control, can be hard to predict and could materially impact our financial condition and results of operations.

We are exposed to intangible asset risk, which could negatively impact our financial results.

In accordance with U.S. GAAP, we record assets acquired and liabilities assumed at their fair value, and, as such, business acquisitions typically result in recording goodwill. We perform a goodwill evaluation at least annually to test for goodwill impairment. As part of its testing, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines the fair value of a reporting unit is less than its carrying amount using these qualitative factors or as part of the annual quantitative evaluation, the Company will recognize a goodwill impairment loss for the amount by which the carrying amount of the reporting unit exceeds the reporting unit’s fair value, limited to the total amount of goodwill allocated to that reporting unit. Adverse conditions in our business climate, including a significant decline in future operating cash flows, a significant change in our stock price or market capitalization, or a deviation from our expected growth rate and performance may significantly affect the fair value of our goodwill and may trigger impairment losses, which could be material to our operating results and financial condition.

We completed such an evaluation for the Company during the fourth quarter of 2018 and concluded that an impairment charge was not necessary for the year ended December 31, 2018. We cannot provide assurance, however, that we will not be required to take an impairment charge in the future. Any impairment charge would have an adverse effect on our shareholders’ equity and financial results and could cause a decline in our stock price.

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

In addition, our operations rely on the secure processing, storage and transmission of confidential and other information on our computer systems and networks, as well as those of our third party vendors. Although we take protective measures to maintain the confidentiality, integrity and availability of our information and our clients’ information across all geographic and product lines, and endeavor to modify these protective measures as circumstances warrant, the nature of these threats continues to evolve. As a result, our computer systems, software and networks may be vulnerable to unauthorized access, loss or destruction of data (including confidential client information), account takeovers, unavailability of service, computer viruses or other malicious code, cyber attacks and other events that could have an adverse security impact. Despite the defensive measures we take to manage our internal technological and operational infrastructure, these threats may originate externally from third parties such as foreign governments, organized crime and other hackers, and outsource or infrastructure-support providers and application developers, or may originate internally from within our organization. Given the increasingly high volume of our transactions, certain errors may be repeated or compounded before they can be discovered and rectified.

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

STRATEGIC/REPUTATIONAL RISKS

We may not be able to complete future financial institution acquisitions.

From time to time, we evaluate and engage in the acquisition of other banking organizations. We must satisfy a number of meaningful conditions before we can complete an acquisition of another bank or bank holding company, including federal and state bank regulatory approvals. The process for obtaining required regulatory approvals, particularly for large financial institutions like the Company, can be time-consuming and unpredictable and is subject to numerous regulatory and policy factors, a number of which are beyond our control. We may fail to pursue or to complete strategic and competitively significant acquisition opportunities as a result of the perceived difficulty or impossibility of obtaining required regulatory approvals in a timely manner or at all.

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

On July 31, 2017, we completed the acquisition of Sabadell United Bank, N.A. (“Sabadell”), a bank headquartered in Miami, Florida with assets of $5.7 billion and, on March 23, 2018, we completed the acquisition of Gibraltar Private Bank & Trust Co. ("Gibraltar"), a bank headquartered in Coral Gables, Florida with assets of $1.6 billion. The businesses and historic markets of the Company differ from those of Sabadell and Gibraltar and, accordingly, our results of operations after these acquisitions may be affected by certain factors unlike those previously affecting our independent results. For example, while we operate primarily in eight states (Louisiana, Arkansas, Tennessee, Alabama, Texas, Florida, Georgia and South Carolina), the operations of Sabadell and Gibraltar were concentrated in South Florida. As a result of the Sabadell and Gibraltar acquisitions, Florida is now the Company’s largest state by deposits. The changes in geographic concentration, loan mix and client base resulting from these South Florida acquisitions present risks different from those faced by us in operations in other states.

In addition, the success of the Sabadell and Gibraltar acquisitions will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining our business with the business of the acquired companies. If we are not able to achieve these objectives, the anticipated benefits and cost savings of our South Florida acquisitions may not be realized fully, or at all, or may take longer to realize than expected.

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

We experience increasing competition from nonbank companies, including technology companies, both inside and outside of our market area. Many technology companies have focused on the financial sector and now offer a broad variety of software and payment products primarily over the Internet, with a focus on mobile device delivery. These companies generally are not subject to regulatory burdens comparable to those applicable to banks and may accordingly offer products and services at more favorable rates and with greater convenience to the customer. This competition by technology companies could cause regulated depository institutions such as the Bank to lose fee income as well as customer deposits and related income.

On July 31, 2018, the Office of the Comptroller of the Currency announced that it would begin accepting applications for a special purpose national bank charter from nondepository “fintech” companies engaged in core banking activities, such as paying checks or lending money. The federal special purpose bank charter would largely allow fintech companies to operate nationwide under a single set of national standards, without needing to seek state-by-state licenses or joining with brick-and-mortar banks, and would therefore allow fintech companies to more easily compete with us for financial products and services in the communities we serve.

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

Holders of shares of our common stock are only entitled to receive such dividends as our board of directors may declare out of funds legally available for such purpose. We have a history of paying dividends to our shareholders. However, future cash dividends will depend upon our results of operations, financial condition, cash requirements, the need to maintain adequate capital levels, the need to comply with safe and sound banking practices as well as meet regulatory expectations, and other factors, including the ability of our subsidiaries to make distributions to us, which ability may be restricted by statutory, contractual or other constraints. There can be no assurance that we will continue to pay dividends even if the necessary financial conditions are met and if sufficient cash is available for distribution. See Note 13 and Note 15 to the consolidated financial statements for further discussion on factors impacting or restricting our ability to pay dividends.

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

Our common stock trades on the NASDAQ Global Select Market. During 2018, the average daily trading volume of our common stock was approximately 372,000 shares. The average daily trading volume of our depositary shares, which represent fractional shares of our Series B preferred stock, was approximately 4,300 shares. In addition, our Series C preferred stock had average daily trading volume of approximately 2,800 shares.

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
As of December 31, 2018, we operated 329 combined locations, including 191 bank branch offices and 3 loan production offices in Louisiana, Arkansas, Tennessee, Alabama, Texas, Florida, Georgia, South Carolina, North Carolina, Mississippi, Missouri, and New York, 29 title insurance offices in Arkansas, Tennessee, and Louisiana, mortgage representatives in 87 locations in 12 states, eighteen wealth management locations in five states, and one IBERIA Capital Partners L.L.C. office in Louisiana. Office locations are either owned or leased. For offices in premises leased by us or our subsidiaries, rent expense totaled $22.5 million in 2018. During 2018, we and our subsidiaries received $2.1 million in rental income for space leased to others. At December 31, 2018, there were no significant encumbrances on the offices, equipment and other operational facilities owned by us and our subsidiaries.
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
Stock Performance Graph
IBERIABANK Corporation’s common stock trades on the NASDAQ Global Select Market under the symbol “IBKC.”
The following graph and table, which were prepared by S&P Global Intelligence (“S&P”), compares the cumulative total return on our Common Stock over a measurement period beginning December 31, 2013 with (i) the cumulative total return on the stocks included in the National Association of Securities Dealers, Inc. Automated Quotation (“NASDAQ”) Composite Index and (ii) the cumulative total return on the stocks included in the S&P > $10 Billion Bank Index. All of these cumulative returns are computed assuming the quarterly reinvestment of dividends paid during the applicable period.

Total Return Performance
200
150
100
50
Index Value
IBERIABANK Corporation
NASDAQ Composite Index
S&P Bank > $10B Index
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18

	Period Ending
Index	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
IBERIABANK Corporation	100.00	105.29	91.42	142.16	134.00	113.49
NASDAQ Composite Index	100.00	114.75	122.74	133.62	173.22	168.30
S&P Bank > $10B	100.00	112.43	113.36	141.62	168.97	139.61
The stock performance graph assumes $100.00 was invested December 31, 2013. The stock price performance included in this graph is not necessarily indicative of future stock price performance.
Additional information required herein is incorporated by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Corporate Information Data” in Exhibit 13 hereto.

Share Repurchases
On May 9, 2018, the Company completed its then current stock repurchase program, which commenced in May 2016, under which the Company repurchased a total of 537,506 shares at an average price per share of $68.94. On May 10, 2018, the Board of Directors of the Company authorized the repurchase of up to 1,137,500 shares of the Company's outstanding common stock, which was subsequently completed on November 5, 2018. During that time, the Company repurchased 1,137,500 shares of its common stock at a weighted average price of $77.54 per share. On November 5, 2018, the Board of Directors authorized a new repurchase plan of up to 2,765,000 shares of the Company's common stock. This repurchase authorization equated to approximately 5% of total common shares outstanding. Stock repurchases under this program will be made from time to time on the open market or in privately negotiated transactions at the discretion of the management of the Company. The timing of these repurchases will depend on market conditions and other requirements. The Company currently anticipates the share repurchase program will extend over a two-year time frame, or earlier if the shares have been repurchased. At December 31, 2018, there were approximately 2,265,000 remaining shares that may be repurchased under the current Board-approved plan.
During the fourth quarter of 2018, the Company repurchased 1,209,290 common shares, at a weighted average price of $72.61 per common share, of which 709,290 were repurchased under the completed Board-authorized plan and 500,000 were repurchased under the current Board-authorized plan. Subsequent to year-end and through February 21, 2019, the Company repurchased 226,921 common shares for approximately $17.5 million.
Information concerning IBERIABANK Corporation's repurchases of its outstanding common stock during the three-month period ended December 31, 2018, is included in the following table:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2018	462,770	$73.47	462,027	247,263
November 1-30, 2018	247,710	$75.43	247,263	2,765,000
December 1-31, 2018	500,099	$70.43	500,000	2,265,000
Total	1,210,579	$72.62	1,209,290	2,265,000
(1) Includes shares of the Company's common stock acquired by the Company in connection with satisfaction of tax withholding obligations on vested restricted stock.
Restrictions on Dividends and Repurchase of Stock
Holders of the Company's common stock are only entitled to receive dividends if, as and when the Board of Directors may declare out of funds legally available for such payments.
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
Holders of the common stock are subject to priority dividend rights of any holders of preferred stock then outstanding. At December 31, 2018, there were 13,750 shares of preferred stock outstanding. In addition, the terms of the Company’s outstanding junior subordinated debt securities prohibit it from declaring or paying any dividends or distributions on outstanding capital stock, or purchasing, acquiring, or making a liquidation payment on such stock, if the Company has elected to defer interest payments on such debt.
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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2018. The evaluation was carried out under the supervision, and with the participation of, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report. Management’s Report on Internal Control over Financial Reporting, and the attestation report of the independent registered public accounting firm, are included in Exhibit 13 and are incorporated by reference herein.

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
Consolidated Balance Sheets as of December 31, 2018 and 2017
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2018, 2017, and 2016
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2018, 2017, and 2016
Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017, and 2016
Notes to Consolidated Financial Statements

(2)
All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3)	The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

Exhibit Index

Exhibit No. 3.1	Articles of Incorporation, as amended – incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 10, 2016.

Exhibit No. 3.2	Bylaws of the Company, as amended – incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 7, 2018, filed on May 9, 2018.

Exhibit No. 4.1	Stock Certificate – incorporated herein by reference to Registration Statement on Form S-8 (File No. 33-93210), filed on June 7, 1995.

Exhibit No. 4.2
Deposit Agreement, among IBERIABANK Corporation, Computershare Inc., and Computershare Trust Company, N.A. and the holders from time to time of Depositary Receipts described therein, dated as of August 5, 2015 - incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed on August 5, 2015.

Exhibit No. 4.3
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

Exhibit No. 10.4
Severance Agreement with Michael J. Brown – incorporated herein by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed on March 30, 2001.

Exhibit No. 10.5
Severance Agreement with Anthony J. Restel – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005, filed on May 9, 2005.

Exhibit No. 10.6
2005 Stock Incentive Plan, as amended – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009, filed on May 11, 2009.

Exhibit No. 10.7
Form of Restricted Stock Agreement under the IBERIABANK Corporation 2005 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 17, 2006, filed on May 19, 2006.

Exhibit No. 10.8
Form of Stock Option Agreement under the IBERIABANK Corporation 2005 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated May 17, 2006, filed on May 19, 2006.

Exhibit No. 10.9	IBERIABANK Corporation Deferred Compensation Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 17, 2007, filed on December 21, 2007.

Exhibit No. 10.10	Form of Phantom Stock Award Agreement – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 17, 2008, filed on November 21, 2008.

Exhibit No. 10.11
Form of Restricted Stock Agreement under the IBERIABANK Corporation 2008 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008, filed on August 11, 2008.

Exhibit No 10.12
Form of Stock Option Agreement under the IBERIABANK Corporation 2008 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008, filed on August 11, 2008.

Exhibit No. 10.13	IBERIABANK Corporation 2009 Phantom Stock Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 29, 2009, filed on October 5, 2009.

Exhibit No. 10.14
Form of IBERIABANK Corporation Phantom Stock Unit Agreement – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated September 29, 2009, filed on October 5, 2009.

Exhibit No. 10.15
Change in Control Severance Agreement with Jefferson G. Parker dated September 17, 2009 – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated September 17, 2009, filed on September 18, 2009.

Exhibit No. 10.16	2010 Stock Incentive Plan, as amended – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 18, 2010, filed on January 19, 2010.

Exhibit No. 10.17
Form of Restricted Stock Agreement under the IBERIABANK Corporation 2010 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 4, 2010, filed on May 7, 2010.

Exhibit No. 10.18
Form of Stock Option Agreement under the IBERIABANK Corporation 2010 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated May 4, 2010, filed on May 7, 2010.

Exhibit No. 10.19
IBERIABANK Corporation Amended and Restated 2010 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 6, 2011, filed on May 12, 2019.

Exhibit No. 10.20
Form of IBERIABANK Corporation Restricted Stock Agreement under the IBERIABANK Corporation 2010 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 6, 2013, filed on May 9, 2013.

Exhibit No. 10.21
Change in Control Severance Agreement with Michael S. Price dated June 18, 2012 – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 18, 2012, filed on June 20, 2012.

Exhibit No. 10.22	IBERIABANK Corporation 2014 Phantom Stock Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 17, 2014, filed on February 21, 2014.

Exhibit No. 10.23
Form of IBERIABANK Corporation Phantom Stock Unit Agreement – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 17, 2014, filed on February 21, 2014.

Exhibit No. 10.24
Form of IBERIABANK Corporation Performance Unit Agreement – incorporated herein by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on February 28, 2014.

Exhibit No. 10.25
Form of IBERIABANK Corporation Restricted Share Unit Agreement (Performance Contingent Award) – incorporated herein by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on February 28, 2014.

Exhibit No. 10.26
Form of IBERIABANK Corporation Restricted Stock Agreement – incorporated herein by reference to Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on February 28, 2014.

Exhibit No. 10.27
Form of IBERIABANK Corporation Stock Option Agreement – incorporated herein by reference to Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on February 28, 2014.

Exhibit No. 10.28
Form of Change in Control Severance Agreement – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010, filed on August 9, 2010.

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

Exhibit No. 10.32
Form of Change in Control Severance Agreement - incorporated herein by reference to Exhibit No. 10.33 to the Registrant's Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 2017, filed on March 30, 2018.

Exhibit No. 10.33	Form of Amendment No. 1 to Restricted Stock Agreement - incorporated herein by reference to Exhibit No. 10.1 to the Registrant's Current Report on Form 8-K dated April 30, 2018, filed on May 1, 2018.

Exhibit No. 12	Computations of Earnings to Fixed Charges.

Exhibit No. 13	Annual Report to Shareholders – Portions of Annual Report to Shareholders for the year ended December 31, 2018, which are expressly incorporated herein by reference.

Exhibit No. 21	Subsidiaries of the Registrant.

Exhibit No. 23.1	Consent of Ernst & Young LLP.

Exhibit No. 31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit No. 31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit No. 32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 101.INS	XBRL Instance Document.

Exhibit No. 101.SCH	XBRL Taxonomy Extension Schema.

Exhibit No. 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit No. 101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Exhibit No. 101.LAB	XBRL Taxonomy Extension Label Linkbase.

Exhibit No. 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IBERIABANK CORPORATION

Date: February 22, 2019	By:	/s/ Daryl G. Byrd
Daryl G. Byrd
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Daryl G. Byrd	President, Chief Executive Officer and Director	February 22, 2019
Daryl G. Byrd

/s/ Anthony J. Restel	Vice Chairman and Chief Financial Officer	February 22, 2019
Anthony J. Restel

/s/ M. Scott Price	Executive Vice President, Corporate Controller and Chief Accounting Officer	February 22, 2019
M. Scott Price

/s/ Elaine D. Abell	Director	February 22, 2019
Elaine D. Abell

/s/ Harry V. Barton, Jr.	Director and Audit Committee Chairman	February 22, 2019
Harry V. Barton, Jr.

/s/ Ernest P. Breaux, Jr.	Director	February 22, 2019
Ernest P. Breaux, Jr.

/s/ John N. Casbon	Director	February 22, 2019
John N. Casbon

/s/ Angus R. Cooper, II	Director	February 22, 2019
Angus R. Cooper, II

/s/ William H. Fenstermaker	Chairman of the Board	February 22, 2019
William H. Fenstermaker

/s/ John E. Koerner, III	Director and Audit Committee Member	February 22, 2019
John E. Koerner, III

/s/ Rick E. Maples	Director and Audit Committee Member	February 22, 2019
Rick E. Maples

/s/ E. Stewart Shea, III	Vice Chairman of the Board	February 22, 2019
E. Stewart Shea, III

/s/ Rosa Sugrañes	Director and Audit Committee Member	February 22, 2019
Rosa Sugrañes