Form 10-Q
period 2019-03-31
IBERIABANK CORP
filed 2019-05-08
CIK 933141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒    No

Securities registered pursuant to Section 12(b) of the Act.

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock (par value $1.00 per share)	IBKC	The NASDAQ Stock Market, LLC
Depositary Shares, Each Representing a 1/400th Interest in a Share of 6.625% Fixed-to-Floating Non-Cumulative Perpetual Preferred Stock, Series B	IBKCP	The NASDAQ Stock Market, LLC
Depositary Shares, Each Representing a 1/400th Interest in a Share of 6.60% Fixed-to-Floating Non-Cumulative Perpetual Preferred Stock, Series C	IBKCO	The NASDAQ Stock Market, LLC
Depositary Shares, Each Representing a 1/400th Interest in a Share of 6.100% Fixed-to-Floating Non-Cumulative Perpetual Preferred Stock, Series D	IBKCN	The NASDAQ Stock Market, LLC
At April 30, 2019, the Registrant had 54,416,906 shares of common stock, $1.00 par value, which were issued and outstanding.

IBERIABANK CORPORATION AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

IBERIABANK CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	(unaudited)
(in thousands, except share data)	March 31, 2019	December 31, 2018
Assets
Cash and due from banks	$280,680	$294,186
Interest-bearing deposits in other banks	391,217	396,267
Total cash and cash equivalents	671,897	690,453
Securities available for sale, at fair value	4,873,778	4,783,579
Securities held to maturity (fair values of $200,568 and $204,277, respectively)	198,958	207,446
Mortgage loans held for sale, at fair value	128,451	107,734
Loans and leases, net of unearned income	22,968,295	22,519,815
Allowance for loan and lease losses	(142,966)	(140,571)
Loans and leases, net	22,825,329	22,379,244
Premises and equipment, net	297,342	300,507
Goodwill	1,235,533	1,235,533
Other intangible assets	84,459	88,736
Other assets	944,442	1,039,783
Total Assets	$31,260,189	$30,833,015
Liabilities
Deposits:
Non-interest-bearing	$6,448,613	$6,542,490
Interest-bearing	17,643,449	17,220,941
Total deposits	24,092,062	23,763,431
Short-term borrowings	1,106,131	1,482,882
Long-term debt	1,475,455	1,166,151
Other liabilities	444,710	364,274
Total Liabilities	27,118,358	26,776,738
Shareholders’ Equity
Preferred stock, $1 par value - 5,000,000 shares authorized
Non-cumulative perpetual, liquidation preference $10,000 per share; 13,750 shares issued and outstanding, including related surplus	132,097	132,097
Common stock, $1 par value - 100,000,000 shares authorized; 54,551,264 and 54,796,231 shares issued and outstanding, respectively	54,551	54,796
Additional paid-in capital	2,840,842	2,869,416
Retained earnings	1,117,641	1,042,718
Accumulated other comprehensive income (loss)	(3,300)	(42,750)
Total Shareholders’ Equity	4,141,831	4,056,277
Total Liabilities and Shareholders’ Equity	$31,260,189	$30,833,015
The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2019	2018
Interest and dividend income
Loans and leases, including fees	$284,879	$238,069
Mortgage loans held for sale, including fees	1,054	1,154
Taxable securities	33,916	25,328
Tax-exempt securities	2,209	2,766
Other	4,026	3,226
Total interest and dividend income	326,084	270,543
Interest Expense
Deposits	60,235	28,244
Short-term borrowings	5,716	2,524
Long-term debt	9,649	6,886
Total interest expense	75,600	37,654
Net interest income	250,484	232,889
Provision for credit losses	13,763	8,211
Net interest income after provision for credit losses	236,721	224,678
Non-interest income
Mortgage income	11,849	9,595
Service charges on deposit accounts	12,810	12,908
Title income	5,225	5,027
Broker commissions	1,953	2,221
ATM and debit card fee income	2,582	2,633
Credit card and merchant-related income	3,411	2,907
Trust department income	4,167	3,426
Income from bank owned life insurance	1,797	1,282
Securities gains (losses), net	—	(59)
Commission income	4,664	1,537
Other non-interest income	4,051	3,089
Total non-interest income	52,509	44,566
Non-interest expense
Salaries and employee benefits	98,296	104,586
Net occupancy and equipment	18,564	20,047
Communication and delivery	3,700	3,902
Marketing and business development	4,118	4,752
Computer services expense	9,157	12,393
Professional services	4,450	7,391
Credit and other loan related expense	2,859	4,393
Insurance	4,186	7,105
Travel and entertainment	2,430	3,237
Amortization of acquisition intangibles	5,009	5,102
Impairment of long-lived assets and other losses	1,064	8,757
Other non-interest expense	4,920	6,406
Total non-interest expense	158,753	188,071
Income before income tax expense	130,477	81,173
Income tax expense	30,346	17,552
Net income	100,131	63,621
Less: Preferred stock dividends	3,598	3,598
Net income available to common shareholders	$96,533	$60,023

Income available to common shareholders - basic	$96,533	$60,023
Less: Earnings allocated to unvested restricted stock	933	639
Earnings allocated to common shareholders	$95,600	$59,384
Earnings per common share - basic	$1.76	$1.11
Earnings per common share - diluted	1.75	1.10
Cash dividends declared per common share	0.43	0.38
Comprehensive income
Net income	$100,131	$63,621
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period (net of tax effects of $10,675 and $14,223, respectively)	41,408	(53,506)
Less: Reclassification adjustment for gains (losses) included in net income (net of tax effects of $0 and $13, respectively)	—	(46)
Unrealized gains (losses) on securities, net of tax	41,408	(53,460)
Fair value of derivative instruments designated as cash flow hedges:
Change in fair value of derivative instruments designated as cash flow hedges during the period (net of tax effects of $471 and $678, respectively)	(2,185)	2,549
Less: Reclassification adjustment for gains (losses) included in net income (net of tax effects of $75 and $31, respectively)	(227)	(116)
Fair value of derivative instruments designated as cash flow hedges, net of tax	(1,958)	2,665
Other comprehensive income (loss), net of tax	39,450	(50,795)
Comprehensive income	$139,581	$12,826
The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
(unaudited)

					Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Preferred Stock		Common Stock
(in thousands, except share and per share data)	Shares	Amount	Shares	Amount
Balance, December 31, 2017	13,750	$132,097	53,872,272	$53,872	$2,787,484	$769,226	$(45,888)	$3,696,791
Cumulative-effect adjustment due to the adoption of ASU 2016-01 (1)	—	—	—	—	—	(345)	—	(345)
Net income	—	—	—	—	—	63,621	—	63,621
Other comprehensive income (loss)	—	—	—	—	—	—	(50,795)	(50,795)
Cash dividends declared, $0.38 per share	—	—	—	—	—	(21,579)	—	(21,579)
Preferred stock dividends	—	—	—	—	—	(3,598)	—	(3,598)
Common stock issued under incentive plans, net of shares surrendered in payment	—	—	118,796	119	(2,700)	—	—	(2,581)
Common stock issued for acquisitions	—	—	2,787,773	2,788	211,871	—	—	214,659
Share-based compensation expense	—	—	—	—	4,734	—	—	4,734
Balance, March 31, 2018	13,750	$132,097	56,778,841	$56,779	$3,001,389	$807,325	$(96,683)	$3,900,907

Balance, December 31, 2018	13,750	$132,097	54,796,231	$54,796	$2,869,416	$1,042,718	$(42,750)	$4,056,277
Cumulative-effect adjustment due to the adoption of ASU 2016-02 (2)	—	—	—	—	—	1,847	—	1,847
Net income	—	—	—	—	—	100,131	—	100,131
Other comprehensive income (loss)	—	—	—	—	—	—	39,450	39,450
Cash dividends declared, $0.43 per share	—	—	—	—	—	(23,457)	—	(23,457)
Preferred stock dividends	—	—	—	—	—	(3,598)	—	(3,598)
Common stock issued under incentive plans, net of shares surrendered in payment	—	—	142,954	143	(4,588)	—	—	(4,445)
Common stock repurchases	—	—	(387,921)	(388)	(29,558)	—	—	(29,946)
Share-based compensation expense	—	—	—	—	5,572	—	—	5,572
Balance, March 31, 2019	13,750	$132,097	54,551,264	$54,551	$2,840,842	$1,117,641	$(3,300)	$4,141,831

(1) Cumulative-effect adjustment to beginning retained earnings for fair value adjustments related to the reclassification of certain equity investments in accordance with ASU 2016-01, adopted as of January 1, 2018.

(2) Cumulative-effect adjustment to beginning retained earnings related to the recognition of pre-existing lease liabilities and previously deferred gains on sale-leaseback transactions in accordance with ASU 2016-02, adopted as of January 1, 2019.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended March 31,
(in thousands)	2019	2018
Cash Flows from Operating Activities
Net income	$100,131	$63,621
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion, including amortization of purchase accounting adjustments and market value adjustments	4,018	(309)
Provision for credit losses	13,763	8,211
Share-based compensation expense - equity awards	5,572	4,734
Loss on sale of OREO and long-lived assets, net of impairment	278	670
Securities loss, net	—	59
Deferred income tax expense	17,861	10,992
Originations of mortgage loans held for sale	(326,244)	(336,400)
Proceeds from sales of mortgage loans held for sale	320,853	367,487
Realized and unrealized (gain) on mortgage loans held for sale, net	(11,593)	(9,320)
Other operating activities, net	152,430	(13,338)
Net Cash Provided by Operating Activities	277,069	96,407
Cash Flows from Investing Activities
Proceeds from maturities, prepayments and calls of available for sale securities	136,627	149,987
Purchases of available for sale securities, net of available for sale securities acquired	(179,565)	(194,543)
Proceeds from maturities, prepayments and calls of held to maturity securities	7,787	2,288
Purchases of equity securities, net of equity securities acquired	(14,753)	(2,452)
Proceeds from sales of equity securities	3,637	61,038
Increase in loans, net of loans acquired	(446,284)	(145,201)
Proceeds from sales of premises and equipment	91	1,408
Purchases of premises and equipment, net of premises and equipment acquired	(3,182)	(5,798)
Proceeds from dispositions of OREO	1,980	5,318
Cash paid for additional investment in tax credit entities	(2,828)	(750)
Cash received for acquisition of a business, net of cash paid	—	99,312
Other investing activities, net	—	(745)
Net Cash Used in Investing Activities	(496,490)	(30,138)
Cash Flows from Financing Activities
Increase in deposits, net of deposits acquired	328,631	440,470
Net change in short-term borrowings, net of borrowings acquired	(376,751)	(90,802)
Proceeds from long-term debt, net of long-term debt acquired	400,000	200,227
Repayments of long-term debt	(90,560)	(651,684)
Cash dividends paid on common stock	(22,466)	(19,933)
Cash dividends paid on preferred stock	(3,598)	(3,598)
Net share-based compensation stock transactions	(4,445)	(2,581)
Payments to repurchase common stock	(29,946)	—
Net Cash Provided by (Used in) Financing Activities	200,865	(127,901)
Net (Decrease) In Cash and Cash Equivalents	(18,556)	(61,632)
Cash and Cash Equivalents at Beginning of Period	690,453	625,724
Cash and Cash Equivalents at End of Period	$671,897	$564,092

Supplemental Schedule of Non-cash Activities
Acquisition of real estate in settlement of loans	$2,727	$1,757
Common stock issued in acquisitions	$—	$214,659
Supplemental Disclosures
Cash paid for:
Interest on deposits and borrowings, net of acquired	$71,010	$37,035
Income taxes, net	$—	$101
The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 1 - BASIS OF PRESENTATION
IBERIABANK Corporation is a financial holding company based in Lafayette, Louisiana. The accompanying unaudited consolidated financial statements include the accounts of IBERIABANK Corporation and its consolidated subsidiaries (the "Company"). Through its subsidiaries, the Company provides a full range of commercial and consumer banking services, including private banking, small business, wealth and trust management, retail brokerage, mortgage, commercial leasing and equipment financing, and title insurance services through locations in Louisiana, Arkansas, Tennessee, Alabama, Texas, Florida, Georgia, South Carolina, North Carolina, Mississippi, Missouri, and New York.
The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes necessary for complete financial statements in accordance with GAAP. In the opinion of management, the accompanying unaudited consolidated financial statements contain all the significant adjustments, consisting of normal and recurring items, considered necessary for fair presentation. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes in the Annual Report on Form 10-K for the year ended December 31, 2018. Operating results for the interim period are not necessarily indicative of the results that may be expected for the full year.
All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts reported in prior periods have been reclassified to conform to the current period presentation. See the Glossary of Defined Terms included in this Report for terms used herein.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS
Pronouncements adopted during the three months ended March 31, 2019:
ASU No. 2016-02, ASU No. 2018-11, ASU No. 2018-20, and ASU 2019-01
In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC 842) which requires lessees to recognize ROU assets and lease liabilities on the balance sheet for most leases, including operating leases. The lessor accounting model was relatively unchanged by this ASU. Additional quantitative and qualitative disclosures are also required. During 2018 and early 2019, the FASB issued ASU No. 2018-11, Targeted Improvements, ASU No. 2018-20, Narrow-Scope Improvements for Lessors, and ASU No. 2019-01, Codification Improvements, which clarified certain implementation issues, provided an additional optional transition method and clarified the disclosure requirements during the period of adopting ASC 842, among others.
The Company adopted ASU No. 2016-02 and the related ASUs discussed above effective January 1, 2019 using the optional transition method. The Company elected the package of practical expedients that does not require the reassessment of whether expired or existing contracts contain leases, the reassessment of the lease classification for any expired or existing leases, or the reassessment of initial direct costs for existing leases. Additionally, the Company did not elect the hindsight practical expedient.
The Company conducted a review of all existing lease contracts and service contracts which might contain embedded leases. Some of the Company’s leases contain variable lease payments, the majority of which depend on an index or rate, such as the Consumer Price Index. At transition, the present value of variable payments was based on the index or rate as of January 1, 2019. To determine the present value of lease payments at transition, the Company applied a portfolio approach utilizing an FHLB Advance rate based on the weighted average remaining term of the Company’s existing leases as of January 1, 2019. As a result of adopting ASC 842, the Company established an ROU asset and a lease liability as of January 1, 2019 of $94.2 million and $118.9 million, respectively. Additionally, as part of the adoption of ASC 842, $24.7 million in pre-existing liabilities were reclassified to the ROU asset on January 1, 2019. This resulted in a gross-up of the balance sheet of $94.2 million as a result of recognizing lease liabilities and corresponding right-of-use assets for operating leases. The adoption of ASC 842 also required the recognition of previously deferred gains on sale-leaseback transactions which resulted in an insignificant increase to retained earnings on January 1, 2019. The related impact on the Company’s regulatory capital ratios was not significant. The Company does not expect material changes to the recognition of lease expense in future periods as a result of the adoption of ASC 842. See Note 8, Leases, for additional disclosures required by ASC 842.
ASU No. 2018-16
In October 2018, the FASB released ASU No. 2018-16, Derivatives and Hedging (ASC 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes, which permits the use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under ASC 815 in addition to the interest rates on direct Treasury obligations of the UST, the LIBOR swap rate, the OIS Rate based on the Fed Funds Effective Rate, and the SIFMA Municipal Swap Rate.

The required effective date of this ASU was dependent upon when an entity adopted the provisions of ASU No. 2017-12. The Company adopted ASU No. 2018-16 effective January 1, 2019 on a prospective basis for qualifying new or redesignated hedging relations as ASU No. 2017-12 had previously been adopted on January 1, 2018. The implementation of this ASU did not have a significant impact on the Company’s consolidated financial statements.
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
The Company adopted ASU No. 2017-08 effective January 1, 2019. The adoption of the ASU did not have a material impact to the Company’s consolidated financial statements.

Pronouncements issued but not yet adopted:
ASU No. 2016-13
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments. The guidance introduces an impairment model that is based on expected credit losses (ECL), rather than incurred losses, to estimate credit losses on certain types of financial instruments such as loans and held-to-maturity securities, including certain off-balance sheet financial instruments such as loan commitments. The measurement of ECL should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments, over the contractual term. Financial instruments with similar risk characteristics must be grouped together when estimating ECL.
The ASU also amends the current AFS security impairment model for debt securities. The new model will require an estimate of ECL when the fair value is below the amortized cost of the asset through the use of an allowance to record estimated credit losses (and subsequent recoveries). Non-credit related losses will continue to be recognized through OCI.
In addition, the guidance provides for a simplified accounting model for purchased financial assets with a more-than-insignificant amount of credit deterioration since their origination. The initial estimate of expected credit losses would be recognized through an ALLL with an offset (i.e., increase) to the cost basis of the related financial asset at acquisition.
ASU No. 2016-13 will be effective for fiscal years beginning after December 15, 2019, including interim periods. The ASU will be applied through a modified-retrospective approach, resulting in a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. A prospective transition approach is required for debt securities for which OTTI had been recognized before the effective date. Amounts previously recognized in AOCI as of the date of adoption that relate to improvements in cash flows expected to be collected should continue to be accreted into income over the remaining life of the asset. Recoveries of amounts previously written off relating to improvements in cash flows after the date of adoption should be recorded in earnings when received.
The Company has established a cross-function implementation team and engaged third-party consultants who have jointly developed a project plan to provide implementation oversight. The Company is in the process of developing and implementing current expected credit loss models that satisfy the requirements of the ASU and continues to identify key interpretive issues. The Company expects that this ASU will result in an increase to ALLL given the change to estimate losses over the full remaining estimated life of the loan portfolio as well as the adoption of an allowance for debt securities. The extent of the increase in the ALLL is not yet known and will depend on the composition of our loan and securities portfolios, finalization of credit loss models, macroeconomic conditions and forecasts at the adoption date.

ASU No. 2018-13
In August 2018, the FASB released ASU No. 2018-13, Fair Value Measurement (ASC 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds and modifies certain disclosure requirements for fair value measurements. The ASU will be effective for fiscal years beginning after December 15, 2019, including interim periods, with early adoption permitted.
The Company is currently evaluating the impact of the ASU. While adoption of this ASU will result in changes to existing disclosures, it will not have any impact on our financial position or results of operation.

ASU No. 2018-17
In October 2018, the FASB released ASU No. 2018-17, Consolidation (ASC 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities, which improves the consistency of the application of the variable interest entity (VIE) related party guidance for common control arrangements. This ASU requires reporting entities to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety (as currently required in GAAP) when determining whether a decision-making fee is a variable interest. ASU No. 2018-17 will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted. The guidance should be applied retrospectively with a cumulative-effect adjustment to retained earnings at the beginning of the earliest period presented.
The Company is currently evaluating the impact of the ASU on the Company’s consolidated financial statements.

ASU No. 2019-04
In April 2019, the FASB released ASU No. 2019-04, Codification Improvements to Financial Instruments-Credit Losses (ASC 326), Derivatives and Hedging (ASC 815), and Financial Instruments (ASC 825). The amendments in the ASU improve the Codification by eliminating inconsistencies and providing clarifications.
ASU No. 2019-04 clarifies the scope of the credit losses standard and addresses various issues including, accrued interest receivable balances, recoveries, variable interest rates and prepayments. With respect to hedge accounting, the ASU addresses partial-term fair value hedges, fair value hedge basis adjustments, and certain transition requirements, among other things. For recognizing and measuring financial instruments, the ASU addresses the scope of the guidance, the requirement for remeasurement under ASC 820 when using the measurement alternative, certain disclosure requirements and which equity securities have to be remeasured at historical exchange rates.
The amended guidance in this ASU related to the credit losses and the recognition and measurement of financial instruments will be effective for fiscal years and interim periods beginning after December 15, 2019 with early adoption in any interim period permitted. Since the Company early adopted the guidance in ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities in 2018, the amended hedge accounting guidance in ASU No. 2019-04 will be effective as of the beginning of the first annual reporting period beginning after April 25, 2019 with early adoption permitted on any date after the issuance of this ASU.
The Company is currently evaluating the impact of the ASU on the Company’s consolidated financial statements.

NOTE 3 – INVESTMENT SECURITIES
The amortized cost and fair values of investment securities, with gross unrealized gains and losses, consist of the following:

	March 31, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$40,822	$130	$—	$40,952
Obligations of state and political subdivisions	175,271	4,740	(32)	179,979
Mortgage-backed securities:
Residential agency	3,757,469	16,972	(29,763)	3,744,678
Commercial agency	779,487	6,656	(7,716)	778,427
Other securities	128,380	1,876	(514)	129,742
Total securities available for sale	$4,881,429	$30,374	$(38,025)	$4,873,778
Securities held to maturity:
Obligations of state and political subdivisions	$180,472	$2,365	$(42)	$182,795
Mortgage-backed securities:
Residential agency	18,486	29	(742)	17,773
Total securities held to maturity	$198,958	$2,394	$(784)	$200,568

	December 31, 2018
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$995	$3	$—	$998
Obligations of state and political subdivisions	177,566	2,045	(723)	178,888
Mortgage-backed securities:
Residential agency	3,837,584	8,886	(57,073)	3,789,397
Commercial agency	730,148	2,363	(14,799)	717,712
Other securities	97,020	351	(787)	96,584
Total securities available for sale	$4,843,313	$13,648	$(73,382)	$4,783,579
Securities held to maturity:
Obligations of state and political subdivisions	$188,684	$309	$(2,497)	$186,496
Mortgage-backed securities:
Residential agency	18,762	30	(1,011)	17,781
Total securities held to maturity	$207,446	$339	$(3,508)	$204,277
Securities with carrying values of $2.3 billion and $2.4 billion were pledged to support repurchase transactions, public funds deposits, and certain long-term borrowings at March 31, 2019 and December 31, 2018, respectively.

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows:

	March 31, 2019
	Less Than Twelve Months		Twelve Months or More		Total
(in thousands)	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
Obligations of state and political subdivisions	$—	$—	$(32)	$11,925	$(32)	$11,925
Mortgage-backed securities:
Residential agency	(71)	40,608	(29,692)	2,081,552	(29,763)	2,122,160
Commercial agency	(5)	7,001	(7,711)	434,500	(7,716)	441,501
Other securities	(4)	4,382	(510)	33,543	(514)	37,925
Total securities available for sale	$(80)	$51,991	$(37,945)	$2,561,520	$(38,025)	$2,613,511

Securities held to maturity:
Obligations of state and political subdivisions	$—	$—	$(42)	$13,160	$(42)	$13,160
Mortgage-backed securities:
Residential agency	—	—	(742)	17,480	(742)	17,480
Total securities held to maturity	$—	$—	$(784)	$30,640	$(784)	$30,640

	December 31, 2018
	Less Than Twelve Months		Twelve Months or More		Total
(in thousands)	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
Obligations of state and political subdivisions	$(9)	$4,112	$(714)	$30,268	$(723)	$34,380
Mortgage-backed securities:
Residential agency	(816)	197,057	(56,257)	2,193,862	(57,073)	2,390,919
Commercial agency	(43)	18,190	(14,756)	483,565	(14,799)	501,755
Other securities	(94)	18,025	(693)	32,577	(787)	50,602
Total securities available for sale	$(962)	$237,384	$(72,420)	$2,740,272	$(73,382)	$2,977,656

Securities held to maturity:
Obligations of state and political subdivisions	$(3)	$2,059	$(2,494)	$151,699	$(2,497)	$153,758
Mortgage-backed securities:
Residential agency	—	—	(1,011)	17,478	(1,011)	17,478
Total securities held to maturity	$(3)	$2,059	$(3,505)	$169,177	$(3,508)	$171,236

The Company held certain investment securities where amortized cost exceeded fair value, resulting in unrealized loss positions, as shown in the tables above. Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Impairment is considered to be other-than-temporary if the Company (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security's entire amortized cost basis. As of March 31, 2019, the Company does not intend to sell any of these securities, does not expect to be required to sell these securities, and expects to recover the entire amortized cost of all these securities.
At March 31, 2019, 389 debt securities had unrealized losses of 1.45% of the securities’ amortized cost basis. At December 31, 2018, 488 debt securities had unrealized losses of 2.38% of the securities’ amortized cost basis. The unrealized losses for each of the securities related to market interest rate changes and not credit concerns of the issuers. Additional information on securities that have been in a continuous loss position for over twelve months at March 31, 2019 and December 31, 2018 is presented in the following table.

(in thousands)	March 31, 2019	December 31, 2018
Number of securities
Mortgage-backed securities:
Residential agency	289	302
Commercial agency	65	72
Obligations of state and political subdivisions	17	60
Other securities	8	7
	379	441
Amortized Cost Basis
Mortgage-backed securities:
Residential agency	$2,129,466	$2,268,608
Commercial agency	442,211	498,321
Obligations of state and political subdivisions	25,159	185,175
Other securities	34,053	33,270
	$2,630,889	$2,985,374
Unrealized Loss
Mortgage-backed securities:
Residential agency	$30,434	$57,268
Commercial agency	7,711	14,756
Obligations of state and political subdivisions	74	3,208
Other securities	510	693
	$38,729	$75,925

The amortized cost and estimated fair value of investment securities by maturity at March 31, 2019 are presented in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities. Weighted average yields are calculated on the basis of the yield to maturity based on the amortized cost of each security.

	Securities Available for Sale			Securities Held to Maturity
(in thousands)	Weighted Average Yield	Amortized Cost	Estimated Fair Value	Weighted Average Yield	Amortized Cost	Estimated Fair Value
Within one year or less	3.86%	$2,536	$2,542	2.33%	$955	$959
One through five years	2.66	113,924	114,533	2.42	6,100	6,114
After five through ten years	2.71	863,166	867,609	2.58	42,885	43,419
Over ten years	2.97	3,901,803	3,889,094	2.63	149,018	150,076
	2.92%	$4,881,429	$4,873,778	2.61%	$198,958	$200,568

The following is a summary of realized gains and losses from the sale of securities classified as available for sale. Gains or losses on securities sold are recorded on the trade date, using the specific identification method.

	Three Months Ended March 31,
(in thousands)	2019	2018
Realized gains	$—	$9
Realized losses	—	(68)
	$—	$(59)
In addition to the gains above, the Company realized certain gains on calls of securities held to maturity that were not significant to the consolidated financial statements.
Other Equity Securities
The Company accounts for the following securities at cost less impairment plus or minus any observable price changes, which approximates fair value, with the exception of CRA and Community Development Investment Funds, which are recorded at fair value. Other equity securities, which are presented in other assets on the consolidated balance sheets, are as follows:

(in thousands)	March 31, 2019	December 31, 2018
Federal Home Loan Bank stock	$107,122	$95,213
Federal Reserve Bank stock	85,630	85,630
CRA and Community Development Investment Funds	1,914	1,884
Other investments	13,864	9,709
	$208,530	$192,436

NOTE 4 – LOANS AND LEASES
Loans and leases by portfolio segment and class consist of the following for the periods indicated:

(in thousands)	March 31, 2019	December 31, 2018
Commercial loans and leases:
Real estate - construction	$1,219,647	$1,196,366
Real estate - owner-occupied	2,408,079	2,395,822
Real estate - non-owner-occupied	6,147,864	5,796,117
Commercial and industrial (1)	5,852,568	5,737,017
Total commercial loans and leases	15,628,158	15,125,322
Residential mortgage loans	4,415,267	4,359,156
Consumer and other loans:
Home equity	2,220,648	2,304,694
Other	704,222	730,643
Total consumer and other loans	2,924,870	3,035,337
Total loans and leases	$22,968,295	$22,519,815

(1)	Includes equipment financing leases
Net deferred loan origination fees were $30.8 million and $30.2 million at March 31, 2019 and December 31, 2018, respectively. Total net discount on the Company's loans was $130.1 million and $136.8 million at March 31, 2019 and December 31, 2018, respectively, of which $79.0 million and $81.6 million was related to non-impaired loans.
In addition to loans issued in the normal course of business, the Company considers overdrafts on customer deposit accounts to be loans and reclassifies these overdrafts as loans in its consolidated balance sheets. At March 31, 2019 and December 31, 2018, overdrafts of $6.4 million and $9.2 million, respectively, have been reclassified to loans.
Loans with carrying values of $7.8 billion and $7.6 billion were pledged as collateral for borrowings at March 31, 2019 and December 31, 2018, respectively.

Aging Analysis
The following tables provide an analysis of the aging of loans and leases as of March 31, 2019 and December 31, 2018. Past due and non-accrual loan amounts exclude acquired impaired loans, even if contractually past due or if the Company does not expect to receive payment in full, as the Company is currently accreting interest income over the expected life of the loans. For additional information on the determination of past due status and the Company's policies for recording payments received, placing loans and leases on non-accrual status, and the resumption of interest accrual on non-accruing loans and leases, see Note 1, Summary of Significant Accounting Policies, in the 2018 10-K.

	March 31, 2019
	Accruing
(in thousands)	Current or Less Than 30 days Past Due	30-59 days	60-89 days	> 90 days	Total Past Due	Non-accrual (1)	Acquired Impaired	Total
Real estate- construction	$1,197,063	$305	$—	$—	$305	$1,072	$21,207	$1,219,647
Real estate- owner-occupied	2,324,441	2,510	67	3,139	5,716	8,630	69,292	2,408,079
Real estate- non-owner-occupied	6,054,340	2,213	91	863	3,167	19,984	70,373	6,147,864
Commercial and industrial	5,766,811	8,881	725	109	9,715	51,447	24,595	5,852,568
Residential mortgage	4,269,617	10,884	4,756	—	15,640	45,473	84,537	4,415,267
Consumer - home equity	2,134,340	9,511	2,178	—	11,689	18,719	55,900	2,220,648
Consumer - other	695,940	2,303	910	—	3,213	2,731	2,338	704,222
Total	$22,442,552	$36,607	$8,727	$4,111	$49,445	$148,056	$328,242	$22,968,295

(1)	Of the total non-accrual loans at March 31, 2019, $9.0 million were past due 30-59 days, $4.6 million were past due 60-89 days, and $53.7 million were past due more than 90 days.

	December 31, 2018
	Accruing
(in thousands)	Current or Less Than 30 days Past Due	30-59 days	60-89 days	> 90 days	Total Past Due	Non-accrual (1)	Acquired Impaired	Total
Real estate- construction	$1,167,795	$1,054	$—	$—	$1,054	$1,094	$26,423	$1,196,366
Real estate- owner-occupied	2,305,743	7,167	—	—	7,167	10,260	72,652	2,395,822
Real estate- non-owner-occupied	5,703,131	7,473	360	—	7,833	15,898	69,255	5,796,117
Commercial and industrial	5,645,304	5,139	1,320	553	7,012	57,860	26,841	5,737,017
Residential mortgage	4,218,146	2,768	13,063	1,575	17,406	30,396	93,208	4,359,156
Consumer - home equity	2,200,517	10,283	2,409	—	12,692	18,830	72,655	2,304,694
Consumer - other	719,122	4,695	1,601	—	6,296	2,846	2,379	730,643
Total	$21,959,758	$38,579	$18,753	$2,128	$59,460	$137,184	$363,413	$22,519,815

(1)	Of the total non-accrual loans at December 31, 2018, $7.0 million were past due 30-59 days, $3.7 million were past due 60-89 days, and $66.9 million were past due more than 90 days.

Acquired Loans
The Company acquired certain loans from Sabadell United to customers with addresses outside of the United States. Foreign loans, denominated in U.S. dollars, totaled $205.2 million and $202.6 million at March 31, 2019 and December 31, 2018, respectively.
The following is a summary of changes in the accretable difference for all loans accounted for under ASC 310-30 during the three months ended March 31:

(in thousands)	2019	2018
Balance at beginning of period	$133,342	$152,623
Additions	—	2,371
Transfers from non-accretable difference to accretable yield	(3,640)	(279)
Accretion	(10,086)	(13,154)
Changes in expected cash flows not affecting non-accretable differences (1)	(272)	9,687
Balance at end of period	$119,344	$151,248

(1)
Includes changes in cash flows expected to be collected due to the impact of changes in actual or expected timing of liquidation events, modifications, changes in interest rates and changes in prepayment assumptions.

Troubled Debt Restructurings
Information about the Company’s TDRs at March 31, 2019 and 2018 is presented in the following tables. Modifications of loans that are accounted for within a pool under ASC Topic 310-30 are excluded as TDRs. Accordingly, such modifications do not result in the removal of those loans from the pool, even if the modification of those loans would otherwise be considered a TDR. As a result, all such acquired loans that would otherwise meet the criteria for classification as a TDR are excluded from the tables below.
TDRs totaling $31.4 million and $27.2 million occurred during the three months ended March 31, 2019 and 2018, respectively, through modification of the original loan terms.
The following table provides information on how the TDRs were modified during the periods indicated:

	Three Months Ended March 31,
(in thousands)	2019	2018
Extended maturities	$9,014	$5,619
Maturity and interest rate adjustment	468	108
Movement to or extension of interest-rate only payments	12	48
Interest rate adjustment	—	105
Forbearance	6,510	12,886
Other concession(s) (1)	15,425	8,434
Total	$31,429	$27,200

(1)	Other concessions may include covenant waivers, forgiveness of principal or interest associated with a customer bankruptcy, or a combination of any of the above concessions.

Of the $31.4 million of TDRs occurring during the three months ended March 31, 2019, $16.5 million were on accrual status and $14.9 million were on non-accrual status. Of the $27.2 million of TDRs occurring during the three months ended March 31, 2018, $12.9 million were on accrual status and $14.3 million were on non-accrual status. The following table presents the end of period balance for loans modified in a TDR during the periods indicated:

	Three Months Ended March 31,
	2019			2018
(in thousands, except number of loans)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate- construction	1	$39	$39	1	$1,950	$1,049
Real estate- owner-occupied	4	6,904	4,661	2	10,691	9,324
Real estate- non-owner-occupied	7	2,990	2,968	9	1,089	1,091
Commercial and industrial	23	17,382	17,040	18	14,429	13,314
Residential mortgage	10	1,741	1,738	—	—	—
Consumer - home equity	33	4,277	4,233	14	1,809	1,795
Consumer - other	38	787	750	21	648	627
Total	116	$34,120	$31,429	65	$30,616	$27,200

Information detailing TDRs that defaulted during the three-month periods ended March 31, 2019 and 2018, and were modified in the previous twelve months (i.e., the twelve months prior to the default) is presented in the following tables. The Company has defined a default as any loan with a payment that is currently past due greater than 30 days, or was past due greater than 30 days at any point during the respective periods, or since the date of modification, whichever is shorter.

	Three Months Ended March 31,
	2019		2018
(in thousands, except number of loans)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Real estate- construction	1	$939	—	$—
Real estate- owner-occupied	3	640	3	10,187
Real estate- non-owner-occupied	7	825	9	492
Commercial and industrial	10	3,933	29	9,708
Residential mortgage	13	1,108	6	598
Consumer - home equity	16	2,891	24	2,331
Consumer - other	20	261	51	1,357
Total	70	$10,597	122	$24,673

NOTE 5 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY
Allowance for Credit Losses Activity
A summary of changes in the allowance for credit losses for the three months ended March 31 is as follows:

(in thousands)	2019	2018

Allowance for loan and lease losses at beginning of period	$140,571	$140,891
Provision for loan and lease losses	12,612	7,987
Transfer of balance to OREO and other	(2,885)	(48)
Charge-offs	(8,918)	(9,116)
Recoveries	1,586	4,813
Allowance for loan and lease losses at end of period	$142,966	$144,527

Reserve for unfunded commitments at beginning of period	$14,830	$13,208
Provision for unfunded lending commitments	1,151	224
Reserve for unfunded commitments at end of period	$15,981	$13,432
Allowance for credit losses at end of period	$158,947	$157,959
A summary of changes in the allowance for credit losses, by loan portfolio type, for the three months ended March 31 is as follows:

	2019
(in thousands)	Commercial Real Estate	Commercial and Industrial	Residential Mortgage	Consumer and Other	Total
Allowance for loan and lease losses at beginning of period	$51,806	$54,096	$12,998	$21,671	$140,571
Provision for loan and lease losses	6,887	2,876	1,749	1,100	12,612
Transfer of balance to OREO and other	—	—	(2,881)	(4)	(2,885)
Charge-offs	(72)	(4,931)	(28)	(3,887)	(8,918)
Recoveries	103	446	32	1,005	1,586
Allowance for loan and lease losses at end of period	$58,724	$52,487	$11,870	$19,885	$142,966

Reserve for unfunded commitments at beginning of period	$4,869	$6,198	$866	$2,897	$14,830
Provision for unfunded commitments	794	128	22	207	1,151
Reserve for unfunded commitments at end of period	$5,663	$6,326	$888	$3,104	$15,981
Allowance on loans individually evaluated for impairment	$3,078	$10,988	$258	$2,624	$16,948
Allowance on loans collectively evaluated for impairment	50,210	39,997	7,404	17,087	114,698
Allowance on loans acquired with deteriorated credit quality	5,436	1,502	4,208	174	11,320
Loans and leases, net of unearned income:
Balance at end of period	$9,775,590	$5,852,568	$4,415,267	$2,924,870	$22,968,295
Balance at end of period individually evaluated for impairment	67,909	63,889	7,679	35,835	175,312
Balance at end of period collectively evaluated for impairment	9,546,809	5,764,084	4,323,051	2,830,797	22,464,741
Balance at end of period acquired with deteriorated credit quality	160,872	24,595	84,537	58,238	328,242

	2018
(in thousands)	Commercial Real Estate	Commercial and Industrial	Residential Mortgage	Consumer and Other	Total
Allowance for loan losses at beginning of period	$54,201	$53,916	$9,117	$23,657	$140,891
Provision for (Reversal of) loan and lease losses	6,378	294	(686)	2,001	7,987
Transfer of balance to OREO and other	(48)	—	—	—	(48)
Charge-offs	(114)	(5,378)	(105)	(3,519)	(9,116)
Recoveries	191	3,698	22	902	4,813
Allowance for loan losses at end of period	$60,608	$52,530	$8,348	$23,041	$144,527

Reserve for unfunded commitments at beginning of period	$4,531	$5,309	$555	$2,813	$13,208
Provision for (Reversal of) unfunded commitments	1,476	(1,004)	(15)	(233)	224
Reserve for unfunded commitments at end of period	$6,007	$4,305	$540	$2,580	$13,432
Allowance on loans individually evaluated for impairment	$2,506	$14,040	$178	$2,974	$19,698
Allowance on loans collectively evaluated for impairment	35,871	36,208	2,073	16,544	90,696
Allowance on loans acquired with deteriorated credit quality	22,231	2,282	6,097	3,523	34,133

Loans, net of unearned income:
Balance at end of period	$9,248,951	$5,325,682	$3,971,067	$3,160,390	$21,706,090
Balance at end of period individually evaluated for impairment	78,489	78,725	6,041	33,277	196,532
Balance at end of period collectively evaluated for impairment	8,946,138	5,211,736	3,826,721	3,043,085	21,027,680
Balance at end of period acquired with deteriorated credit quality	224,324	35,221	138,305	84,028	481,878
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
Credit Quality Indicators
For commercial loans and leases, the Company utilizes regulatory classification ratings to monitor credit quality. Loans with a "pass" rating are those that the Company believes will be fully repaid in accordance with the contractual loan terms. Commercial loans and leases that are "criticized" are those that have some weakness or potential weakness that indicate an increased probability of future loss. "Criticized" loans are grouped into three categories: "special mention", "substandard", and "doubtful". Special mention loans have potential weaknesses that, if left uncorrected, may result in deterioration of the Company's credit position at some future date.

Substandard loans have well-defined weaknesses and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Doubtful loans have the same weaknesses as substandard loans with the added characteristics that the probability of loss is high and collection of the full amount is improbable. Substandard and doubtful loans are collectively referred to as "classified" loans. For residential mortgage loans and consumer loans, the Company primarily uses the loan's payment and delinquency status to monitor credit quality. These credit quality indicators are continually updated and monitored.
The recorded investment in loans and leases by credit quality indicator is presented in the following tables. Asset risk classifications for commercial loans and leases reflect the classification as of March 31, 2019 and December 31, 2018. Credit quality information in the tables below includes total loans acquired (including acquired impaired loans) at the net loan balance, after the application of premiums and discounts. Loan premiums and discounts represent the adjustment of acquired loans to fair value at the acquisition date, as adjusted for income accretion and changes in cash flow estimates in subsequent periods.

	March 31, 2019					December 31, 2018
(in thousands)	Pass	Special Mention	Sub- standard	Doubtful	Total	Pass	Special Mention	Sub- standard	Doubtful	Total
Real estate - construction	$1,213,202	$147	$6,289	$9	$1,219,647	$1,182,554	$1,062	$12,740	$10	$1,196,366
Real estate - owner-occupied	2,332,819	33,359	41,087	814	2,408,079	2,328,999	25,526	41,297	—	2,395,822
Real estate - non-owner-occupied	6,028,301	82,839	34,015	2,709	6,147,864	5,687,963	78,009	26,512	3,633	5,796,117
Commercial and industrial	5,696,564	46,384	87,385	22,235	5,852,568	5,586,482	52,632	73,853	24,050	5,737,017
Total	$15,270,886	$162,729	$168,776	$25,767	$15,628,158	$14,785,998	$157,229	$154,402	$27,693	$15,125,322

	March 31, 2019			December 31, 2018
(in thousands)	Current	30+ Days Past Due	Total	Current	30+ Days Past Due	Total
Residential mortgage	$4,335,779	$79,488	$4,415,267	$4,290,152	$69,004	$4,359,156
Consumer - home equity	2,184,204	36,444	2,220,648	2,258,659	46,035	2,304,694
Consumer - other	698,074	6,148	704,222	721,231	9,412	730,643
Total	$7,218,057	$122,080	$7,340,137	$7,270,042	$124,451	$7,394,493

Impaired Loans
Information on the Company’s investment in impaired loans, which include all TDRs and all other non-accrual loans evaluated or measured individually for impairment for purposes of determining the ALLL, is presented in the following tables as of and for the periods indicated.

	March 31, 2019			December 31, 2018
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
(in thousands)
With no related allowance recorded:
Real estate - construction	$12,138	$11,139	$—	$10,261	$9,262	$—
Real estate - owner-occupied	33,670	27,732	—	25,037	19,044	—
Real estate - non-owner-occupied	12,352	11,515	—	15,265	14,288	—
Commercial and industrial	52,821	32,380	—	55,554	43,886	—
Residential mortgage	1,456	1,456	—	1,244	1,221	—
Consumer - home equity	1,783	1,783	—	4,183	4,176	—
Consumer - other	—	—	—	—	—	—

With an allowance recorded:
Real estate - construction	224	134	(11)	228	140	(11)
Real estate - owner-occupied	5,553	5,393	(613)	5,032	4,773	(520)
Real estate - non-owner-occupied	12,113	11,996	(2,454)	6,445	6,398	(105)
Commercial and industrial	36,243	31,509	(10,988)	46,387	27,915	(12,646)
Residential mortgage	6,745	6,223	(258)	5,870	5,358	(145)
Consumer - home equity	30,847	29,861	(2,132)	29,284	28,818	(2,427)
Consumer - other	4,574	4,191	(492)	4,956	4,446	(488)
Total	$210,519	$175,312	$(16,948)	$209,746	$169,725	$(16,342)
Total commercial loans and leases	$165,114	$131,798	$(14,066)	$164,209	$125,706	$(13,282)
Total residential mortgage loans	8,201	7,679	(258)	7,114	6,579	(145)
Total consumer and other loans	37,204	35,835	(2,624)	38,423	37,440	(2,915)

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(in thousands)
With no related allowance recorded:
Real estate - construction	$11,142	$169	$10,470	$144
Real estate - owner-occupied	27,865	301	36,277	334
Real estate - non-owner-occupied	11,566	69	10,557	98
Commercial and industrial	37,185	461	27,832	385
Residential mortgage	1,463	17	1,090	12
Consumer - home equity	1,204	10	32	—
With an allowance recorded:
Real estate - construction	136	—	153	1
Real estate - owner-occupied	5,433	8	17,608	112
Real estate - non-owner-occupied	12,042	79	3,302	10
Commercial and industrial	28,624	202	44,056	196
Residential mortgage	6,274	59	4,974	44
Consumer - home equity	30,345	292	28,203	292
Consumer - other	4,314	58	5,200	67
Total	$177,593	$1,725	$189,754	$1,695
Total commercial loans and leases	$133,993	$1,289	$150,255	$1,280
Total residential mortgage loans	7,737	76	6,064	56
Total consumer and other loans	35,863	360	33,435	359
As of March 31, 2019 and December 31, 2018, the Company was not committed to lend a material amount of additional funds to any customer whose loan was classified as impaired or as a TDR.

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Changes to the carrying amount of goodwill by reporting unit for the three months ended March 31, 2019, and the year ended December 31, 2018 are provided in the following table:

(in thousands)	IBERIABANK	Mortgage	LTC	Total
Balance, December 31, 2017	$1,160,559	$23,178	$5,165	$1,188,902
Goodwill acquired and adjustments during the year	43,251	—	3,380	46,631
Balance, December 31, 2018	$1,203,810	$23,178	$8,545	$1,235,533
Goodwill acquired and adjustments during the year	—	—	—	—
Balance, March 31, 2019	$1,203,810	$23,178	$8,545	$1,235,533
The goodwill acquired and adjustments made during 2018 were the result of the Sabadell United, Gibraltar, and SolomonParks acquisitions. There were no changes to goodwill during the three months ended March 31, 2019.
The Company performed the required annual goodwill impairment test as of October 1, 2018. The Company’s annual impairment test did not indicate impairment in any of the Company’s reporting units as of the testing date. Following the testing date, management evaluated the events and changes that could indicate that goodwill might be impaired and concluded that a subsequent interim test was not necessary.
Mortgage Servicing Rights
Mortgage servicing rights are recorded at the lower of cost or market value in other intangible assets on the Company's consolidated balance sheets and amortized over the remaining servicing life of the loans, with consideration given to prepayment assumptions. Mortgage servicing rights had the following carrying values as of the periods indicated:

	March 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(in thousands)
Mortgage servicing rights	$14,636	$(5,102)	$9,534	$13,612	$(4,806)	$8,806

Title Plant
The Company held title plant assets recorded in other intangible assets on the Company's consolidated balance sheets totaling $6.8 million at both March 31, 2019 and December 31, 2018. No events or changes in circumstances occurred during the three months ended March 31, 2019 to suggest the carrying value of the title plant was not recoverable.
Intangible assets subject to amortization
Definite-lived intangible assets had the following carrying values included in other intangible assets on the Company’s consolidated balance sheets as of the periods indicated:

	March 31, 2019			December 31, 2018
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible assets	$136,183	$(68,189)	$67,994	$136,183	$(63,213)	$72,970
Customer relationship intangible asset	1,385	(1,340)	45	1,385	(1,323)	62
Non-compete agreement	206	(84)	122	206	(72)	134
Total	$137,774	$(69,613)	$68,161	$137,774	$(64,608)	$73,166

NOTE 7 – DERIVATIVE INSTRUMENTS AND OTHER HEDGING ACTIVITIES
The Company enters into derivative financial instruments to manage interest rate risk, exposures related to liquidity and credit risk, and to facilitate customer transactions. The primary types of derivatives utilized by the Company for its risk management strategies include interest rate swap agreements, interest rate collars, interest rate floors, foreign exchange contracts, interest rate lock commitments, forward sales commitments, written and purchased options, and credit derivatives. All derivative instruments are recognized on the consolidated balance sheets as other assets or other liabilities at fair value, regardless of whether a right of offset exists.
Cash flow hedge relationships mitigate exposure to the variability of future cash flows or other forecasted transactions. The Company enters into interest rate swap agreements in a cash flow hedge to convert forecasted variable interest payments to a fixed rate on its junior subordinated debt. In addition, the Company has entered into interest rate collars and interest rate floors and designated the instruments as cash flow hedges of the risk of fluctuations in interest rates, thereby reducing the Company's exposure to variability in cash flows from variable-rate loans.
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
Information pertaining to outstanding derivative instruments is as follows:

	Derivative Assets - Fair Value		Derivative Liabilities - Fair Value
(in thousands)	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Derivatives designated as hedging instruments:
Interest rate contracts	$6,920	$3,469	$—	$—
Total derivatives designated as hedging instruments	$6,920	$3,469	$—	$—
Derivatives not designated as hedging instruments:
Interest rate contracts:
Customer swaps - upstream	237	474	1,040	191
Customer swaps - downstream	35,265	16,946	9,766	17,812
Foreign exchange contracts	7	18	7	18
Forward sales contracts	143	630	1,440	750
Written and purchased options	8,488	5,490	4,446	3,310
Other contracts	26	21	57	43
Total derivatives not designated as hedging instruments	$44,166	$23,579	$16,756	$22,124
Total	$51,086	$27,048	$16,756	$22,124

	Derivative Assets - Notional Amount		Derivative Liabilities - Notional Amount
(in thousands)	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Derivatives designated as hedging instruments:
Interest rate contracts	$500,000	$408,500	$108,500	$—
Total derivatives designated as hedging instruments	$500,000	$408,500	$108,500	$—

Derivatives not designated as hedging instruments:
Interest rate contracts:
Customer swaps - upstream	634,998	919,653	1,290,051	701,257
Customer swaps - downstream	1,290,051	701,257	634,998	919,653
Foreign exchange contracts	903	1,202	903	1,202
Forward sales contracts	43,567	1,140	205,278	143,179
Written and purchased options	324,345	229,333	141,430	140,645
Other contracts	50,050	50,527	98,858	85,623
Total derivatives not designated as hedging instruments	$2,343,914	$1,903,112	$2,371,518	$1,991,559
Total	$2,843,914	$2,311,612	$2,480,018	$1,991,559

The Company has entered into risk participation agreements with counterparties to transfer or assume credit exposures related to interest rate derivatives. The notional amounts of risk participation agreements sold were $98.9 million and $85.6 million at March 31, 2019 and December 31, 2018, respectively. Assuming all underlying third party customers referenced in the swap contracts defaulted at March 31, 2019 and December 31, 2018, the exposure from these agreements would not be material based on the fair value of the underlying swaps.
The Company is party to collateral agreements with certain derivative counterparties. Such agreements require that the Company maintain collateral based on the fair values of individual derivative transactions. In the event of default by the Company, the counterparty would be entitled to the collateral.
At March 31, 2019 and December 31, 2018, the Company was not required to post collateral due to the Company's derivative position at the balance sheet date. At March 31, 2019 and December 31, 2018, the Company was required to post $44.7 million and $35.8 million, respectively, in variation margin payments for its derivative transactions, which is required to be netted against the fair value of the derivatives in other assets or other liabilities on the consolidated balance sheets. The Company does not anticipate additional assets will be required to be posted as collateral, nor does it believe additional assets would be required to settle its derivative instruments immediately if contingent features were triggered at March 31, 2019. The Company’s master netting agreements represent written, legally enforceable bilateral agreements that (1) create a single legal obligation for all individual transactions covered by the master agreement and (2) in the event of default, provide the non-defaulting counterparty the right to accelerate, terminate, and close-out on a net basis all transactions under the agreement and to promptly liquidate or set-off collateral posted by the defaulting counterparty. As permitted by U.S. GAAP, the Company does not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against recognized fair value amounts of derivatives executed with the same counterparty under a master netting agreement.

The following table reconciles the gross amounts presented in the consolidated balance sheets to the net amounts that would result in the event of offset.

	March 31, 2019
	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet		Net
(in thousands)		Derivatives	Collateral
Derivatives subject to master netting arrangements
Derivative assets
Interest rate contracts designated as hedging instruments	$6,920	$—	$—	$6,920
Interest rate contracts not designated as hedging instruments	35,502	(824)	—	34,678
Written and purchased options	4,406	—	—	4,406
Total derivative assets subject to master netting arrangements	$46,828	$(824)	$—	$46,004

Derivative liabilities
Interest rate contracts not designated as hedging instruments	$10,806	$(824)	$—	$9,982
Written and purchased options	4,406	—	—	4,406
Total derivative liabilities subject to master netting arrangements	$15,212	$(824)	$—	$14,388

	December 31, 2018
	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet		Net
(in thousands)		Derivatives	Collateral
Derivatives subject to master netting arrangements
Derivative assets
Interest rate contracts designated as hedging instruments	$3,469	$—	$—	$3,469
Interest rate contracts not designated as hedging instruments	17,420	(619)	—	16,801
Written and purchased options	3,285	—	—	3,285
Total derivative assets subject to master netting arrangements	$24,174	$(619)	$—	$23,555

Derivative liabilities
Interest rate contracts not designated as hedging instruments	$18,003	$(619)	$—	$17,384
Written and purchased options	3,285	—	—	3,285
Total derivative liabilities subject to master netting arrangements	$21,288	$(619)	$—	$20,669
During the three months ended March 31, 2019 and 2018, the Company has not reclassified into earnings any gain or loss as a result of the discontinuance of cash flow hedges because it was probable the original forecasted transaction would not occur by the end of the originally specified term.
At March 31, 2019, the Company does not expect to reclassify a material amount from accumulated other comprehensive income into interest income over the next twelve months for derivatives that will be settled.

At March 31, 2019 and 2018, and for the three months then ended, information pertaining to the effect of the hedging instruments on the consolidated financial statements is as follows:

		Amount of Gain (Loss) Recognized in OCI, net of taxes			Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income, net of taxes			Location of Gain (Loss) Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing)

		Total	Including Component	Excluding Component		Total	Including Component	Excluding Component		Total	Including Component	Excluding Component
(in thousands)		For the Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships		2019				2019				2019
Total	Interest rate contracts	$(2,185)	$(3,098)	$913	Interest expense	$(227)	$(69)	$(158)	Interest expense	$—	$—	$—

		Amount of Gain (Loss) Recognized in OCI, net of taxes			Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income, net of taxes			Location of Gain (Loss) Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing)

		Total	Including Component	Excluding Component		Total	Including Component	Excluding Component		Total	Including Component	Excluding Component
(in thousands)		For the Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships		2018				2018				2018
Total	Interest rate contracts	$2,549	$2,549	$—	Interest expense	$(116)	$(116)	$—	Interest expense	$—	$—	$—
Information pertaining to the effect of derivatives not designated as hedging instruments on the consolidated financial statements as of March 31, is as follows:

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		For the Three Months Ended March 31,
(in thousands)		2019	2018
Interest rate contracts (1)	Other income	$4,181	$1,049
Foreign exchange contracts	Other income	5	5
Forward sales contracts	Mortgage income	(3,209)	3,387
Written and purchased options	Mortgage income	1,863	648
Other contracts	Other income	(9)	(3)
Total		$2,831	$5,086
(1) Includes fees associated with customer interest rate contracts.

NOTE 8 – LEASES

IBERIABANK as Lessee
The Company leases certain branch and corporate offices, land and ATM facilities through operating leases with terms ranging from less than one year to 45 years. The Company has no financing leases (formerly capital leases). As discussed in Note 2, Recent Accounting Pronouncements, the Company adopted new guidance for leases on January 1, 2019 which requires that leases, whether classified as operating leases or financing leases, are to be accounted for as the acquisition of a right-of-use asset (ROU asset) and a related lease liability recorded at the present value of the lease payments less any lease incentives. The ROU asset represents the Company’s right to use an underlying asset for the lease term and is included in other assets on the Company’s consolidated balance sheets. The lease liability represents the Company’s obligation to make lease payments and is included in other liabilities in the Company’s consolidated balance sheets. The cost of the lease is recognized on a straight-line basis over the lease term as lease expense. Prior to January 1, 2019, operating leases were not recorded on the balance sheet. See Note 2, Recent Accounting Pronouncements, for further discussion of the adoption of this new guidance.
Subsequent to the adoption of ASC 842 on January 1, 2019, the Company reviews new lease and service contracts to determine if the contracts contain an embedded lease. For leases that do not provide an implicit rate, the Company uses the corresponding FHLB Advance rate based on the lease term at commencement in determining the present value of lease payments. For leases with variable lease payments, the present value will be determined using the index at the lease commencement date. Changes in variable rent payments due to subsequent changes in the index or rate do not result in a re-measurement of the ROU asset or lease liability, but are recognized as expense in the period in which they occur. Certain of the Company’s leases contain options to either renew, extend or terminate the lease. As of March 31, 2019, no material extensions or terminations were considered reasonably certain, and as such, were not included in the measurement of the lease liability and ROU asset. The Company also has lease agreements with lease and non-lease components, which are generally accounted for separately. Non-lease components, which primarily consist of common area maintenance (“CAM”), utilities, and janitorial services, are based on the stand-alone price of the services and expensed as incurred.
Operating lease expense for the three months ended March 31, 2019 totaled $6.8 million. During the three months ended March 31, 2019, the Company paid $6.7 million for amounts included in the measurement of lease liabilities and $5.2 million to obtain ROU assets.
The following summarizes the ROU asset and lease liabilities as of March 31, 2019:

(in thousands)	March 31, 2019
Right-of-use assets	$95,581
Total lease liabilities	118,430
Weighted Average Remaining Lease Term	7.4 years
Weighted Average Discount Rate	3.4%

Maturities of operating lease liabilities as of March 31, 2019 is as follows:

(in thousands)
2019	$20,059
2020	25,441
2021	22,038
2022	18,730
2023	12,394
2024 and thereafter	36,015
Total operating lease payments	$134,677
Less: Imputed interest	16,247
Total lease liabilities	$118,430

As of March 31, 2019, the Company has not entered into any material leases that have not yet commenced.
IBERIABANK as Lessor
As a lessor, the Company engages in the leasing of equipment to commercial customers primarily through direct financing and sales-type leases. Direct financing and sales-type leases are similar to other forms of installment lending in that lessors generally do not retain benefits and risks incidental to ownership of the property subject to leases. Such arrangements are essentially financing transactions that permit lessees to acquire and use property. The new guidance on leases discussed above did not have a significant impact on the lessor model of accounting. As lessor, the sum of all minimum lease payments over the lease term and the estimated residual value, less unearned interest income, is recorded as the net investment in the lease on the commencement date and is included in loans and leases, net of unearned income in the consolidated balance sheet. Interest income is accrued as earned over the term of the lease based on the net investment in leases. Fees incurred to originate the lease are deferred on the commencement date and recognized as an adjustment of the yield on the lease.
The Company’s portfolio of direct financing and sales-type leases contain remaining terms from 4 to 20 years. Some of these leases contain options to extend the leases for up to 12 months and/or to terminate the lease within one year. These direct financing and sales-type leases typically include a payment structure set at lease inception and do not provide any additional services. Expenses associated with the leased equipment, such as maintenance and insurance, are paid by the lessee directly to third parties. The lease agreement typically contains an option for the purchase of the leased property by the lessee at the end of the lease term at either the property’s residual value or a specified price. In all cases, the Company expects to sell or re-lease the equipment at the end of the lease term. Due to the nature and structure of the Company’s direct financing and sales-type leases, there is no selling profit or loss on these transactions.
At a lease’s inception, the Company determines the expected residual value of the leased property at end of the lease term based on the type of equipment leased, location and usage, as well as the contractual return provisions in the lease agreement. Additionally, the Company utilizes multiple market sources of data to establish equipment values and in many cases engages certified appraisers to provide valuation analyses. In order to manage the risk associated with the residual value of its leased assets, lease agreements typically include various provisions designed to protect the value of the leased property, such as contractual equipment maintenance, use and return provisions; remarketing agreements; and lessee guarantees. In a few cases, the Company also obtains third-party guarantees to further manage residual risk in the portfolio. On an annual basis, leased properties with material residual values are reviewed for impairment.
The components of the Company’s net investment in leases is as follows:

(in thousands)	March 31, 2019
Lease payment receivable	$199,760
Unguaranteed residual assets	22,243
Total net investment in leases	$222,003

For the three months ended March 31, 2019, interest income for direct financing or sales-type leases totaled $2.0 million. During the three months ended March 31, 2019, there was no profit or loss recognized at the commencement date for direct financing or sales-type leases.

Maturities of the Company's lease receivables as of March 31, 2019 is as follows:

(in thousands)
2019	$23,873
2020	31,495
2021	31,431
2022	28,869
2023	22,414
2024 and thereafter	75,940
Total future minimum lease payments	$214,022
Less: Imputed interest	14,262
Lease receivables	$199,760

NOTE 9 – SHAREHOLDERS' EQUITY, CAPITAL RATIOS AND OTHER REGULATORY MATTERS

Preferred Stock
The following table presents a summary of the Company's non-cumulative perpetual preferred stock:

					March 31, 2019	December 31, 2018
	Issuance Date	Earliest Redemption Date	Annual Dividend Rate	Liquidation Amount	Carrying Amount	Carrying Amount
(in thousands)
Series B Preferred Stock	8/5/2015	8/1/2025	6.625%	$80,000	$76,812	$76,812
Series C Preferred Stock	5/9/2016	5/1/2026	6.600%	57,500	55,285	55,285
				$137,500	$132,097	$132,097
Common Stock
In 2018, the Company's Board of Directors authorized the repurchase of up to 2,765,000 shares of IBERIABANK Corporation's outstanding common stock. Stock repurchases under this program will be made from time to time, on the open market or in privately negotiated transactions. The timing of these repurchases will depend on market conditions and other requirements. The share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares, and expires during the fourth quarter of 2020. The program may be extended, modified, suspended, or discontinued at any time.
During the first three months of 2019, the Company repurchased 387,921 common shares for approximately $29.9 million at a weighted average cost of $77.19 per share. At March 31, 2019, the remaining common shares that could be repurchased under the current Board-approved plan was 1,877,079 shares. Subsequent to quarter-end and through May 7, 2019, the Company repurchased 353,200 common shares for approximately $28.2 million. The Company did not repurchase any shares during the quarter ended March 31, 2018.
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
As of March 31, 2019, the Company and IBERIABANK met all capital adequacy requirements to which they are subject.
As of March 31, 2019, the most recent notification from the FRB categorized IBERIABANK as well-capitalized under the regulatory framework for prompt corrective action (the prompt corrective action requirements are not applicable to the Company). To be categorized as well-capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed that categorization.

The Company’s and IBERIABANK’s actual capital amounts and ratios as of March 31, 2019 and December 31, 2018 are presented in the following tables:

(in thousands)	March 31, 2019
	Minimum		Well-Capitalized		Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage
Consolidated	$1,184,075	4.00%	N/A	N/A	$2,863,388	9.67%
IBERIABANK	1,181,108	4.00	1,476,386	5.00	2,795,498	9.47
Common Equity Tier 1 (CET1)
Consolidated	$1,145,643	4.50%	N/A	N/A	$2,731,291	10.73%
IBERIABANK	1,143,315	4.50	1,651,455	6.50	2,795,498	11.00
Tier 1 Risk-Based Capital
Consolidated	$1,527,524	6.00%	N/A	N/A	$2,863,388	11.25%
IBERIABANK	1,524,420	6.00	2,032,560	8.00	2,795,498	11.00
Total Risk-Based Capital
Consolidated	$2,036,699	8.00%	N/A	N/A	$3,138,835	12.33%
IBERIABANK	2,032,560	8.00	2,540,700	10.00	2,954,445	11.63

	December 31, 2018
	Minimum		Well-Capitalized		Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage
Consolidated	$1,168,343	4.00%	N/A	N/A	$2,812,863	9.63%
IBERIABANK	1,165,537	4.00	1,456,921	5.00	2,733,099	9.38
Common Equity Tier 1 (CET1)
Consolidated	$1,125,405	4.50%	N/A	N/A	$2,680,766	10.72%
IBERIABANK	1,122,712	4.50	1,621,695	6.50	2,733,099	10.95
Tier 1 Risk-Based Capital
Consolidated	$1,500,540	6.00%	N/A	N/A	$2,812,863	11.25%
IBERIABANK	1,496,949	6.00	1,995,932	8.00	2,733,099	10.95
Total Risk-Based Capital
Consolidated	$2,000,720	8.00%	N/A	N/A	$3,084,764	12.33%
IBERIABANK	1,995,932	8.00	2,494,915	10.00	2,888,500	11.58
Minimum capital ratios are subject to a capital conservation buffer. In order to avoid limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers, an institution must hold a capital conservation buffer above its minimum risk-based capital requirements. This capital conservation buffer is calculated as the lowest of the differences between the actual CET1 ratio, Tier 1 Risk-Based Capital Ratio, and Total Risk-Based Capital ratio and the corresponding minimum ratios. At March 31, 2019, the required minimum capital conservation buffer was 2.50%. At March 31, 2019, the capital conservation buffers of the Company and IBERIABANK were 4.33% and 3.63%, respectively.

NOTE 10 – EARNINGS PER SHARE
The computations of basic and diluted earnings per share were as follows:

	Three Months Ended March 31,
(in thousands, except per share data)	2019	2018
Earnings Per Common Share - Basic:
Net income	$100,131	$63,621
Less: Preferred stock dividends	3,598	3,598
Less: Dividends and undistributed earnings allocated to unvested restricted shares	933	639
Net income allocated to common shareholders - basic	$95,600	$59,384
Weighted average common shares outstanding	54,177	53,616
Earnings per common share - basic	1.76	1.11
Earnings Per Common Share - Diluted:
Earnings allocated to common shareholders - basic	$95,600	$59,384
Adjustment for undistributed earnings allocated to unvested restricted shares	(42)	(18)
Earnings allocated to common shareholders - diluted	$95,558	$59,366
Weighted average common shares outstanding	54,177	53,616
Dilutive potential common shares	362	351
Weighted average common shares outstanding - diluted	54,539	53,967
Earnings per common share - diluted	$1.75	$1.10
For the three months ended March 31, 2019, and 2018, the calculations for basic shares outstanding excluded weighted average shares owned by the RRP of 564,188 and 606,442, respectively.
The effects from the assumed exercises of 155,757 and 156,737 stock options were not included in the computation of diluted earnings per share for the three months ended March 31, 2019 and 2018, respectively, because they were antidilutive.

NOTE 11 – SHARE-BASED COMPENSATION
The Company has various types of share-based compensation plans that permit the granting of awards in the form of stock options, restricted stock, restricted share units and phantom stock. These plans are administered by the Compensation Committee of the Board of Directors, which selects persons eligible to receive awards and determines the terms, conditions and other provisions of the awards. At March 31, 2019, awards of 675,556 shares could be made under approved incentive compensation plans. The Company issues shares to fulfill stock option exercises and restricted share units and restricted stock awards vesting from available authorized common shares. At March 31, 2019, the Company believes there are adequate authorized shares to satisfy anticipated stock option exercises and restricted share unit and restricted stock award vesting.
Stock option awards
The Company issues stock options under various plans to directors, officers and other key employees. The option exercise price cannot be less than the fair value of the underlying common stock as of the date of the option grant and the maximum option term cannot exceed ten years.
The following table represents the activity related to stock options during the periods indicated:

	Number of Shares	Weighted Average Exercise Price
Outstanding options, December 31, 2017	686,366	$58.24
Granted	92,162	82.20
Exercised	(21,212)	52.10
Forfeited or expired	(14,513)	65.27
Outstanding options, March 31, 2018	742,803	$61.25
Exercisable options, March 31, 2018	519,496	$56.53

Outstanding options, December 31, 2018	714,420	$61.41
Granted	126,405	70.32
Exercised	(19,620)	54.44
Forfeited or expired	(5,564)	69.58
Outstanding options, March 31, 2019	815,641	$62.90
Exercisable options, March 31, 2019	563,084	$58.22
The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option awards. The following weighted-average assumptions were used for option awards issued during the following periods:

	For the Three Months Ended March 31,
	2019	2018
Expected dividends	2.3%	1.8%
Expected volatility	24.5%	24.3%
Risk-free interest rate	2.5%	2.7%
Expected term (in years)	5.7	5.7
Weighted-average grant-date fair value	$14.44	$18.36
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

The following table represents the compensation expense that is included in non-interest expense and related income tax benefits in the accompanying consolidated statements of comprehensive income related to stock options for the following periods:

	For the Three Months Ended March 31,
(in thousands)	2019	2018
Compensation expense related to stock options	$349	$312
Income tax benefit related to stock options	26	23
At March 31, 2019, there was $3.0 million of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 3.1 years.
Restricted stock awards
The Company issues restricted stock under various plans for certain officers and directors. The restricted stock awards may not be sold or otherwise transferred until certain restrictions have lapsed. The holders of the restricted stock receive dividends and have the right to vote the shares. The compensation expense for these awards is determined based on the market price of the Company's common stock at the date of grant applied to the total number of shares granted and is recognized over the vesting period (generally three to five years). As of March 31, 2019 and 2018, unrecognized share-based compensation expense associated with these awards totaled $31.1 million and $39.0 million, respectively. The unrecognized compensation expense related to restricted stock awards at March 31, 2019 is expected to be recognized over a weighted-average period of 1.5 years.
Restricted share units
The Company issues restricted share units to certain of its executive officers. Restricted share units vest after the end of a three year performance period, based on satisfaction of the market and performance conditions set forth in the restricted share unit agreements. Recipients do not possess voting or investment power over the common stock underlying such units until vesting. The grant date fair value of these restricted share units is the same as the value of the corresponding number of shares of common stock, adjusted for assumptions surrounding the market-based conditions contained in the respective agreements. See Note 1, Summary of Significant Accounting Policies, in the 2018 Annual Report on Form 10-K for the year ended December 31, 2018, for further discussion of restricted share units with market or performance conditions.
The following table represents the compensation expense that was included in non-interest expense and related income tax benefits in the accompanying consolidated statements of comprehensive income related to restricted stock awards and restricted share units for the periods indicated:

	For the Three Months Ended March 31,
(in thousands)	2019	2018
Compensation expense related to restricted stock awards and restricted share units	$5,223	$4,422
Income tax benefit related to restricted stock awards and restricted share units	1,097	929
The following table represents unvested restricted stock award and restricted share unit activity for the following periods:

	For the Three Months Ended March 31,
	2019	2018
Number of shares at beginning of period	700,628	738,187
Granted	190,726	199,958
Forfeited	(8,337)	(43,405)
Vested	(182,947)	(115,877)
Number of shares at end of period	700,070	778,863

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
The following table represents compensation expense recorded for phantom stock based on the number of share equivalents vested at March 31 of the periods indicated and the current market price of the Company’s stock at that time:

	For the Three Months Ended March 31,
(in thousands)	2019	2018
Compensation expense related to phantom stock	$3,194	$2,996
The following table represents phantom stock award activity during the periods indicated:

(in thousands)	Number of share equivalents (1)	Value of share equivalents (2)
Balance, December 31, 2017	393,844	$30,523
Granted	129,234	10,080
Forfeited share equivalents	(24,460)	1,908
Vested share equivalents	(121,758)	10,187
Balance, March 31, 2018	376,860	$29,395

Balance, December 31, 2018	353,407	$22,717
Granted	161,273	11,565
Forfeited share equivalents	(13,680)	981
Vested share equivalents	(96,995)	7,316
Balance, March 31, 2019	404,005	$28,971

(1)	Number of share equivalents includes all reinvested dividend equivalents for the periods indicated.

(2)
Except for share equivalents at the beginning of each period, which are based on the value at that time, and vested share payments, which are based on the cash paid at the time of vesting, the value of share equivalents is calculated based on the market price of the Company’s stock at the end of the respective periods. The market price of the Company’s stock was $71.71 and $78.00 on March 31, 2019, and 2018, respectively.

NOTE 12 – FAIR VALUE MEASUREMENTS
Recurring fair value measurements
The following table presents information about the Company's assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 and their classification within the fair value hierarchy. See Note 1, Summary of Significant Accounting Policies, in the Annual Report on Form 10-K for the year ended December 31, 2018, for a description of how fair value measurements are determined.

	March 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale	$—	$4,873,778	$—	$4,873,778
Mortgage loans held for sale	—	128,451	—	128,451
Mortgage loans held for investment, at fair value option	—	—	550	550
Derivative instruments	—	51,086	—	51,086
Total	$—	$5,053,315	$550	$5,053,865
Liabilities
Derivative instruments	$—	$16,756	$—	$16,756
Total	$—	$16,756	$—	$16,756

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale	$—	$4,783,579	$—	$4,783,579
Mortgage loans held for sale	—	107,734	—	107,734
Mortgage loans held for investment, at fair value option	—	—	3,143	3,143
Derivative instruments	—	27,048	—	27,048
Total	$—	$4,918,361	$3,143	$4,921,504
Liabilities
Derivative instruments	$—	$22,124	$—	$22,124
Total	$—	$22,124	$—	$22,124
During the three months ended March 31, 2019, there were no transfers between the Level 1 and Level 2 fair value categories.

Non-recurring fair value measurements
The Company holds certain assets that are measured at fair value, but only in certain circumstances, such as impairment. The following table presents information about the Company's assets that are measured at fair value and still held as of March 31, 2019 and December 31, 2018 for which a non-recurring fair value adjustment was recorded during the periods then ended. See Note 1, Summary of Significant Accounting Policies, in the Annual Report on Form 10-K for the year ended December 31, 2018, for a description of how fair value measurements are determined.

	March 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$—	$—	$63,145	$63,145
OREO, net	—	—	8,875	8,875
Total	$—	$—	$72,020	$72,020

	December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$—	$—	$65,914	$65,914
OREO, net	—	—	6,433	6,433
Total	$—	$—	$72,347	$72,347
The tables above exclude the initial measurement of assets and liabilities that were acquired as part of business combinations. These assets and liabilities were recorded at their fair value upon acquisition in accordance with U.S. GAAP and were not re-measured during the periods presented unless specifically required by U.S. GAAP. Acquisition date fair values represent either Level 2 fair value measurements (investment securities, deposits, property, and equipment) or Level 3 fair value measurements (loans, core deposit intangible assets, and debt). Refer to Note 3, Acquisition Activity, in the Annual Report on Form 10-K for the year ended December 31, 2018, for further detail.
The Company did not record any liabilities at fair value for which measurement of the fair value was made on a non-recurring basis as of March 31, 2019 and December 31, 2018.
Fair value option
The Company has elected the fair value option for originated residential mortgage loans held for sale, which allows for a more effective offset of the changes in fair values of the loans and the derivative instruments used to hedge them without the burden of complying with the requirements for hedge accounting. The Company also has a portion of mortgage loans held for investment for which the fair value option was elected upon origination and continue to be accounted for at fair value at March 31, 2019 and December 31, 2018, respectively.
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for mortgage loans held for sale and mortgage loans held for investment measured at fair value:

	March 31, 2019			December 31, 2018
(in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Unpaid Principal
Mortgage loans held for sale, at fair value	$128,451	$124,410	$4,041	$107,734	$104,345	$3,389
Mortgage loans held for investment, at fair value	550	599	(49)	3,143	3,595	(452)

Interest income on mortgage loans held for sale and mortgage loans held for investment at fair value option is recognized based on contractual rates and is reflected in interest income on loans held for sale in the consolidated statements of comprehensive income. The following table details net gains (losses) resulting from the change in fair value of loans that were recorded in mortgage income in the consolidated statements of comprehensive income for the three months ended March 31, 2019 and 2018. The changes in fair value are mostly offset by economic hedging activities, with an insignificant portion of these changes attributable to changes in instrument-specific credit risk.

	Net Gains (Losses) Resulting From Changes in Fair Value
	For the Three Months Ended March 31,
(in thousands)	2019	2018
Fair value option
Mortgage loans held for sale, at fair value	$652	$(749)
Mortgage loans held for investment, at fair value	191	(1,142)

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
The carrying amount and estimated fair values of the Company’s financial instruments, as well as the level within the fair value hierarchy, are included in the tables below. See Note 1, Summary of Significant Accounting Policies, and Note 2, Recent Accounting Pronouncements, in the Annual Report on Form 10-K for the year ended December 31, 2018, for a description of how fair value measurements are determined.

		March 31, 2019
(in thousands)		Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Measurement Category
Fair Value
	Financial Assets
	Securities available for sale	$4,873,778	$4,873,778	$—	$4,873,778	$—
	Mortgage loans held for sale	128,451	128,451	—	128,451	—
	Mortgage loans held for investment, at fair value option	550	550	—	—	550
	Derivative instruments	51,086	51,086	—	51,086	—

	Financial Liabilities
	Derivative instruments	16,756	16,756	—	16,756	—

Amortized Cost
	Financial Assets
	Cash and cash equivalents	$671,897	$671,897	$671,897	$—	$—
	Securities held to maturity	198,958	200,568	—	200,568	—
	Loans and leases, carried at amortized cost, net of unearned income and allowance for loan and lease losses	22,824,780	22,547,830	—	—	22,547,830

	Financial Liabilities
	Deposits	24,092,062	24,086,321	—	24,086,321	—
	Short-term borrowings	1,106,131	1,106,131	261,131	845,000	—
	Long-term debt	1,475,455	1,471,292	—	—	1,471,292

		December 31, 2018
(in thousands)		Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Measurement Category
Fair Value
	Financial Assets
	Securities available for sale	$4,783,579	$4,783,579	$—	$4,783,579	$—
	Mortgage loans held for sale	107,734	107,734	—	107,734	—
	Mortgage loans held for investment, at fair value option	3,143	3,143	—	—	3,143
	Derivative instruments	27,048	27,048	—	27,048	—

	Financial Liabilities
	Derivative instruments	22,124	22,124	—	22,124	—

Amortized Cost
	Financial Assets
	Cash and cash equivalents	$690,453	$690,453	$690,453	$—	$—
	Securities held to maturity	207,446	204,277	—	204,277	—
	Loans and leases, carried at amortized cost, net of unearned income and allowance for loan and lease losses	22,376,101	22,088,236	—	—	22,088,236

	Financial Liabilities
	Deposits	23,763,431	23,752,139	—	23,752,139	—
	Short-term borrowings	1,482,882	1,482,882	315,882	1,167,000	—
	Long-term debt	1,166,151	1,154,062	—	—	1,154,062
The fair value estimates presented herein are based upon pertinent information available to management as of March 31, 2019 and December 31, 2018. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since these dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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
Certain expenses not directly attributable to a specific reportable segment are allocated to segments based on pre-determined methods that reflect utilization. Also within IBERIABANK are certain reconciling items that translate reportable segment results into consolidated results. The following tables present certain information regarding operations by reportable segment, including a reconciliation of segment results to reported consolidated results for the periods presented. Reconciling items between segment results and reported results include:

•
Elimination of interest income and interest expense representing interest earned by IBERIABANK on interest-bearing checking accounts held by related companies, as well as the elimination of the related deposit balances at the IBERIABANK segment;

•	Elimination of investment in subsidiary balances on certain operating segments included in total and average segment assets; and

•	Elimination of intercompany due to and due from balances on certain operating segments that are included in total and average segment assets.

	Three Months Ended March 31, 2019
(in thousands)	IBERIABANK	Mortgage	LTC	Consolidated
Interest and dividend income	$324,644	$1,439	$1	$326,084
Interest expense	75,600	—	—	75,600
Net interest income	249,044	1,439	1	250,484
Provision for (reversal of) credit losses	13,823	(60)	—	13,763
Mortgage income	—	11,849	—	11,849
Title income	—	—	5,225	5,225
Other non-interest income (expense)	35,463	(12)	(16)	35,435
Allocated expenses (income)	(2,033)	1,500	533	—
Non-interest expense	143,755	10,541	4,457	158,753
Income (loss) before income tax expense	128,962	1,295	220	130,477
Income tax expense (benefit)	29,975	307	64	30,346
Net income	$98,987	$988	$156	$100,131
Total loans, leases, and loans held for sale, net of unearned income	$22,944,800	$151,946	$—	$23,096,746
Total assets	31,044,209	191,254	24,726	31,260,189
Total deposits	24,078,698	13,364	—	24,092,062
Average assets	30,660,806	148,174	24,520	30,833,500

	Three Months Ended March 31, 2018
(in thousands)	IBERIABANK	Mortgage	LTC	Consolidated
Interest and dividend income	$268,775	$1,767	$1	$270,543
Interest expense	37,654	—	—	37,654
Net interest income	231,121	1,767	1	232,889
Provision for (reversal of) credit losses	8,216	(5)	—	8,211
Mortgage income	—	9,595	—	9,595
Title income	—	—	5,027	5,027
Other non-interest income (expense)	29,906	38	—	29,944
Allocated expenses (income)	(1,479)	1,166	313	—
Non-interest expense	171,591	11,916	4,564	188,071
Income (loss) before income tax expense	82,699	(1,677)	151	81,173
Income tax expense (benefit)	18,540	(410)	(578)	17,552
Net income (loss)	$64,159	$(1,267)	$729	$63,621
Total loans, leases, and loans held for sale, net of unearned income	$21,652,223	$164,215	$—	$21,816,438
Total assets	29,243,983	205,497	23,157	29,472,637
Total deposits	22,959,061	12,131	—	22,971,192
Average assets	27,924,587	185,742	21,890	28,132,219

NOTE 15 – COMMITMENTS AND CONTINGENCIES
Off-balance sheet commitments
In the normal course of business, to meet the financing needs of its customers, the Company is a party to credit-related financial instruments, with risk not reflected in the consolidated financial statements. These financial instruments include commitments to extend credit, standby letters of credit, and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The credit policies used for these commitments are consistent with those used for on-balance sheet instruments. The Company’s exposure to credit loss in the event of non-performance by its customers under such commitments or letters of credit represents the contractual amount of the financial instruments as indicated in the table below. At March 31, 2019 and December 31, 2018, the fair value of guarantees under commercial and standby letters of credit was $2.4 million. This fair value will decrease as the existing commercial and standby letters of credit approach their expiration dates.
At March 31, 2019 and December 31, 2018, respectively, the Company had the following financial instruments outstanding and related reserves, whose contract amounts represent credit risk:

(in thousands)	March 31, 2019	December 31, 2018
Commitments to extend credit	$760,056	$642,162
Unfunded commitments under lines of credit	7,003,670	6,883,963
Commercial and standby letters of credit	241,516	240,436
Reserve for unfunded lending commitments	15,981	14,830
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
Unfunded commitments under commercial lines of credit, revolving credit lines, and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. Many of these types of commitments do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed. See Note 5, Allowance for Credit Losses and Credit Quality, for additional information related to the Company’s reserve for unfunded lending commitments.
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

In July of 2016, the Company received a subpoena from the Office of Inspector General of the U.S. Department of Housing and Urban Development (“HUD”) requesting information on certain previously originated loans insured by the Federal Housing Administration ("FHA") as well as other documents regarding the Company's FHA-related policies and practices. After the Company complied with the subpoena, attorneys from the Department of Justice (“DOJ”) informed the Company in late March of 2017 that a civil qui tam suit had been filed against the Company in federal court involving the subject matter of the HUD subpoena. The HUD lawsuit was settled on December 11, 2017 in the amount of $11.7 million. On February 2, 2018, IBERIABANK filed a lawsuit in the United States District Court for the Eastern District of Louisiana (New Orleans) against Illinois Union Insurance Company and Travelers Casualty and Surety Company of America in an effort to recover the $11.7 million it paid to settle the HUD matter. IBERIABANK filed that lawsuit to recover the insurance proceeds to which it claims to be entitled under certain Bankers’ Professional Liability insurance policies issued by defendants Illinois Union and Travelers. More specifically, IBERIABANK alleges that the insurers have failed to honor their obligations under the policies to pay IBERIABANK’s losses in connection with the $11.7 million settlement of disputed allegations relating to IBERIABANK’s professional services in connection with certain mortgage loans insured by the FHA. The judge in the federal lawsuit granted motion for summary judgment thereby dismissing the case. The Company has appealed that decision to the United States Court of Appeals for the Fifth Circuit. The appeal seeks reversal of the summary judgment such that the case can be remanded to the district court in an effort to recover the $11.7 million we are suing to recover.
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
As of the date of this filing, the Company believes the amount of losses associated with legal proceedings that it is reasonably possible to incur above amounts already accrued and reported as of March 31, 2019 is not material.

NOTE 16 – RELATED PARTY TRANSACTIONS
In the ordinary course of business, the Company may execute transactions with various related parties. Examples of such transactions may include lending or deposit arrangements, transfers of financial assets, services for administrative support, and other miscellaneous items.
The Company has granted loans to executive officers and directors and their affiliates. These loans, including the related principal additions, principal payments, and unfunded commitments are not material to the consolidated financial statements at March 31, 2019 and December 31, 2018. There were no outstanding loans to such related parties classified as non-accrual, past due, or troubled debt restructurings at March 31, 2019.
Deposits from related parties held by the Company were not material at March 31, 2019 and December 31, 2018.

NOTE 17 - SUBSEQUENT EVENTS

On April 4, 2019, the Company issued and sold an aggregate of 4,000,000 depositary shares (the “Series D Depositary Shares”), each representing a 1/400th ownership interest in a share of the Company’s 6.100% Fixed-to-Floating Non-Cumulative Perpetual Preferred Stock, Series D, par value $1.00 per share, (“Series D Preferred Stock”), with a liquidation preference of $10,000 per share of Series D Preferred Stock (equivalent to $25 per depositary share), which represents $100 million in aggregate liquidation preference.
Dividends will accrue and be payable on the Series D Preferred Stock, if declared by the Company's Board of Directors, and will be paid semi-annually on May 1 and November 1, in arrears, at an annual rate equal to (i) 6.100% for each period from the issuance date to May 1, 2024 and (ii) three-month LIBOR plus 3.859% for each period on or after August 1, 2024. The Company may redeem the Series D Preferred Stock at its option, subject to regulatory approval, as described in the Company’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on April 4, 2019.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is intended to assist readers in understanding the consolidated financial condition and results of operations of IBERIABANK Corporation and its wholly-owned subsidiaries (collectively, the “Company”) as of and for the period ended March 31, 2019, and updates the Annual Report on Form 10-K for the year ended December 31, 2018. This discussion should be read in conjunction with the unaudited consolidated financial statements, accompanying footnotes and supplemental financial data included herein. The emphasis of this discussion will be amounts as of March 31, 2019 compared to December 31, 2018 for the balance sheets and the three months ended March 31, 2019 compared to March 31, 2018 for the statements of comprehensive income. Certain amounts in prior year presentations have been reclassified to conform to the current year presentation.
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
Forward-looking statements represent management’s beliefs, based upon information available at the time the statements are made, with regard to the matters addressed; they are not guarantees of future performance. Forward-looking statements are subject to numerous assumptions, risks and uncertainties that change over time and could cause actual results or financial condition to differ materially from those expressed in or implied by such statements. Factors that could cause or contribute to such differences include, but are not limited to: the level of market volatility, our ability to execute our growth strategy, including the availability of future bank acquisition opportunities, our ability to execute on our revenue and efficiency improvement initiatives, unanticipated delays, losses, business disruptions and diversion of management time related to the completion and integration of mergers and acquisitions, refinements to purchase accounting adjustments for acquired businesses and assets and assumed liabilities in these transactions, adjustments of fair values of acquired assets and assumed liabilities and of deferred taxes in acquisitions, actual results deviating from the Company’s current estimates and assumptions of timing and amounts of cash flows, credit risk of our customers, effects of low energy and commodity prices, effects of residential real estate prices and levels of home sales, our ability to satisfy capital and liquidity standards, sufficiency of our allowance for credit losses, changes in interest rates, access to funding sources, reliance on the services of executive management, competition for loans, deposits and investment dollars, competition from competitors with greater financial resources than the Company, threats of fintech innovation, reputational risks and social factors, changes in government regulations and legislation, increases in FDIC insurance assessments, geographic concentration of our markets, economic or business conditions in our markets or nationally, rapid changes in the financial services industry, significant litigation, cyber-security risks including dependence on our operational, technological, and organizational systems and infrastructure and those of third party providers of those services, hurricanes and other adverse weather events, and valuation of intangible assets.

Factors that may cause actual results to differ materially from these forward-looking statements are discussed in the Company’s Annual Report on Form 10-K and other filings with the Securities and Exchange Commission (the “SEC”), available at the SEC’s website, www.sec.gov, and the Company’s website, www.iberiabank.com, under the heading “Investor Relations” and then “Financial Information.” All information is as of the date of this Report unless otherwise noted. Except to the extent required by applicable law or regulation, the Company undertakes no obligation to revise or update publicly any forward-looking statement for any reason.

EXECUTIVE SUMMARY
Corporate Profile
IBERIABANK Corporation is a financial holding company based in Lafayette, Louisiana. Through its subsidiaries, the Company provides a full range of commercial and consumer banking services, including private banking, small business, wealth and trust management, retail brokerage, mortgage, commercial leasing and equipment financing, and title insurance services through locations in Louisiana, Arkansas, Tennessee, Alabama, Texas, Florida, Georgia, South Carolina, North Carolina, Mississippi, Missouri, and New York.
Financial Performance Summary:

•
Net income available to common shareholders for the quarter ended March 31, 2019 totaled $96.5 million, or $1.75 diluted EPS, compared to $60.0 million, or $1.10 diluted EPS, for the same period of 2018. Non-GAAP core EPS, which excludes merger-related costs and other items disclosed in Table 16 - Non-GAAP measures, was $1.72 in the first quarter of 2019 compared to $1.37 for the same period of 2018.

•
Net interest income was $250.5 million for the first quarter of 2019, a $17.6 million, or 8%, increase compared to the same quarter of 2018. Net interest income was favorably impacted by higher average earning asset balances and higher yields, but was unfavorably impacted by higher funding costs and an increase in average interest-bearing liabilities when comparing the periods. Net interest margin on a tax-equivalent basis decreased 8 basis points to 3.59% from 3.67%.

•
Non-interest income increased $7.9 million, or 18%, to $52.5 million during the quarter ended March 31, 2019, primarily due to higher customer swap commissions income, mortgage income, and trust department income.

•
Non-interest expense for the first quarter of 2019 decreased $29.3 million, or 16%, to $158.8 million compared to the same period of 2018, largely due to merger-related expenses that occurred during the first quarter of 2018.

•
The Company recorded a provision for credit losses of $13.8 million for the quarter ended March 31, 2019, a $5.6 million, or 68%, increase from the provision recorded for the same period of 2018, primarily driven by loan growth when comparing the periods.

•
The Company recorded income tax expense of $30.3 million and $17.6 million, respectively, for the quarters ended March 31, 2019 and 2018, which resulted in an effective income tax rate of 23.3% and 21.6%, respectively.

Financial Condition Summary:

•	Total assets at March 31, 2019 were $31.3 billion, up $427.2 million, or 1%, from December 31, 2018.

•	Loans increased $448.5 million, or 2%, in 2019, driven by strong originations and slowing loan prepayments.

•	Total deposits increased $328.6 million, or 1%, from December 31, 2018.

•
Credit quality remained strong and stable. Non-performing assets to total assets were 0.58% at March 31, 2019 compared to 0.55% at December 31, 2018. Net charge-offs to average loans and leases, on an annualized basis, were 0.13%, down one basis point compared to the prior quarter.

•	Shareholders’ equity increased $85.6 million, or 2%, from year-end 2018.

•	During the first quarter of 2019, the Company repurchased 387,921 common shares for $29.9 million at a weighted average price of $77.19 per common share.

FINANCIAL OVERVIEW
The following table sets forth selected financial ratios and other relevant data used by management to analyze the Company's performance.
TABLE 1—SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

	As of and For the Three Months Ended March 31,
	2019	2018
Key Ratios (1)
Return on average assets	1.32%	0.92%
Core return on average assets (Non-GAAP) (2)	1.29	1.13
Return on average common equity	9.85	6.79
Core return on average tangible common equity (Non-GAAP) (2) (3)	15.03	13.83
Equity to assets at end of period	13.25	13.24
Earning assets to interest-bearing liabilities at end of period	142.25	145.28
Interest rate spread (4)	3.15	3.40
Net interest margin (TE) (4) (5)	3.59	3.67
Non-interest expense to average assets (annualized)	2.09	2.71
Efficiency ratio (6)	52.4	67.8
Core tangible efficiency ratio (TE) (Non-GAAP) (2) (3) (5) (6)	51.3	58.8
Common stock dividend payout ratio	24.3	36.0
Asset Quality Data
Non-performing assets to total assets at end of period (7)	0.58%	0.64%
Allowance for credit losses to non-performing loans at end of period (7)	104.46	97.35
Allowance for credit losses to total loans at end of period	0.69	0.73
Consolidated Capital Ratios
Tier 1 leverage ratio	9.67%	9.97%
Common equity tier 1 (CET1)	10.73	10.77
Tier 1 risk-based capital ratio	11.25	11.32
Total risk-based capital ratio	12.33	12.48

(1)	With the exception of end-of-period ratios, all ratios are based on average daily balances during the respective periods.

(2)	See Table 16 for GAAP to Non-GAAP reconciliations.

(3)	Tangible calculations eliminate the effect of goodwill and acquisition-related intangible assets and the corresponding amortization expense on a tax-effected basis where applicable.

(4)
Interest rate spread represents the difference between the weighted average yield on earning assets and the weighted average cost of interest-bearing liabilities. Net interest margin represents net interest income as a percentage of average earning assets.

(5)	Fully taxable equivalent ("TE") calculations include the tax benefit associated with related income sources that are tax-exempt using a rate of 21%.

(6)	The efficiency ratio represents non-interest expense as a percentage of total revenues. Total revenues are the sum of net interest income and non-interest income.

(7)	Non-performing loans consist of non-accruing loans and loans 90 days or more past due. Non-performing assets consist of non-performing loans and other real estate owned, including repossessed assets.

ANALYSIS OF RESULTS OF OPERATIONS
Net Interest Income/Net Interest margin
Net interest income is the difference between interest realized on earning assets and interest accrued on interest-bearing liabilities and is also the largest driver of earnings. As such, it is subject to constant scrutiny by management. The rate of return and relative risk associated with earning assets are weighed to determine the appropriateness and mix of earning assets. Additionally, the need for lower cost funding sources is weighed against relationships with clients and future growth opportunities. The Company’s net interest spread, which is the difference between the yields earned on average earning assets and the rates paid on average interest-bearing liabilities, was 3.15% and 3.40%, during the three months ended March 31, 2019 and 2018. The Company’s net interest margin on a taxable equivalent basis, which is net interest income as a percentage of average earning assets, was 3.59% and 3.67%, respectively, for the same periods.

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
TABLE 2—QUARTERLY AVERAGE BALANCES, NET INTEREST INCOME AND INTEREST YIELDS / RATES

	Three Months Ended March 31,
	2019			2018
(in thousands)	Average Balance	Interest Income/Expense (1)	Yield/ Rate (TE)(2)	Average Balance	Interest Income/Expense (1)	Yield/ Rate (TE)(2)
Earning Assets:
Loans and leases:
Commercial loans and leases	$15,253,655	$194,510	5.19%	$14,087,635	$164,660	4.76%
Residential mortgage loans	4,385,634	47,829	4.36%	3,151,775	34,494	4.38%
Consumer and other loans	2,960,397	42,540	5.83%	2,941,980	38,915	5.36%
Total loans and leases	22,599,686	284,879	5.11%	20,181,390	238,069	4.79%
Mortgage loans held for sale	95,588	1,054	4.41%	109,027	1,154	4.23%
Investment securities(3)	5,052,922	36,125	2.90%	4,843,448	28,094	2.38%
Other earning assets	533,745	4,026	3.06%	679,902	3,226	1.92%
Total earning assets	28,281,941	326,084	4.68%	25,813,767	270,543	4.26%
Allowance for loan and lease losses	(140,915)			(144,295)
Non-earning assets	2,692,474			2,462,747
Total assets	$30,833,500			$28,132,219
Interest-bearing liabilities
Deposits:
NOW accounts	$4,458,634	$11,396	1.04%	$4,363,557	$7,081	0.66%
Savings and money market accounts	9,089,099	28,762	1.28%	8,664,085	14,579	0.68%
Time deposits	3,859,354	20,077	2.11%	2,471,485	6,584	1.08%
Total interest-bearing deposits (4)	17,407,087	60,235	1.40%	15,499,127	28,244	0.74%
Short-term borrowings	1,151,219	5,716	2.01%	983,918	2,524	1.04%
Long-term debt	1,463,862	9,649	2.67%	1,377,323	6,886	2.03%
Total interest-bearing liabilities	20,022,168	75,600	1.53%	17,860,368	37,654	0.86%
Non-interest-bearing deposits	6,271,313			6,278,507
Non-interest-bearing liabilities	434,516			275,869
Total liabilities	26,727,997			24,414,744
Shareholders’ equity	4,105,503			3,717,475
Total liabilities and shareholders’ equity	$30,833,500			$28,132,219
Net earning assets	$8,259,773			$7,953,399
Net interest income/ Net interest spread		$250,484	3.15%		$232,889	3.40%
Net interest income (TE) / Net interest margin (TE) (1)		$251,833	3.59%		$234,353	3.67%

(1)	Interest income includes loan fees of $1.0 million and $0.8 million for the three-month periods ended March 31, 2019 and 2018, respectively.

(2)	Fully taxable equivalent ("TE") calculations include the tax benefit associated with related income sources that are tax-exempt using a rate of 21%.

(3)	Balances exclude unrealized gains or losses on securities available for sale and the impact of trade date accounting.

(4)	Total deposit costs for the three months ended March 31, 2019 and 2018 were 1.03% and 0.53%, respectively.

Net interest income increased $17.6 million, or 8%, to $250.5 million in the first quarter of 2019 when compared to the same quarter of 2018. Net interest margin on a tax-equivalent basis decreased 8 basis points to 3.59% from 3.67% when comparing the periods. Earning asset yields and funding costs were impacted by four FOMC interest rate increases of 25 basis points each from March 2018 through December 2018.
Total interest income increased $55.5 million in the first quarter of 2019 when compared to the same quarter of 2018. Rate changes contributed to 51% of this increase, as the yield on average earning assets rose 42 basis points to 4.68% from 4.26% when comparing the periods. Earning asset yields improved from the repricing of variable rate legacy loans, origination coupons above existing portfolio rates, and higher purchase yields within the investment securities portfolio. The remaining 49% of the increase was volume-driven from a $2.5 billion, or 10%, increase in average earning assets.
Total average loans and leases were 80% of average earning assets during the first quarter of 2019 and 78% during the comparable 2018 period. Loan interest income increased $46.8 million, as average loans and leases increased $2.4 billion, or 12%, when compared to the same quarter of 2018, due to both organic and acquired loan growth. Average loan yields increased 32 basis points.
Investment securities were 18% and 19% of average earning assets during the three months ended March 31, 2019 and 2018, respectively. Interest income from investments increased $8.0 million between the two periods, driven by both a 52 basis point improvement in yield, primarily from the investment portfolio restructuring in 2018, and a $209.5 million increase in average balance.
Total interest expense increased $37.9 million when comparing the periods, primarily due to a $32.0 million increase in interest expense on average interest-bearing deposits. Driving the increase was a 66 basis point increase in the rate paid on these deposits, as deposits costs were driven upward by the repricing of deposits and higher rates paid on promotional deposit offerings. Deposit costs also increased in the first quarter of 2019 from the full quarter impact of acquired Gibraltar deposits, which tended to be higher relative to the Company's legacy business. Growth of $1.9 billion in the average balance of interest-bearing deposits, primarily due to brokered deposit issuances, market growth, and recent acquisitions, also contributed to the increase.
Interest expense on the Company's borrowings increased $6.0 million in the first three months of 2019 when compared to the same period of 2018. The increase was a result of both a $253.8 million increase in average borrowings and a 76 basis point increase in the cost of average interest-bearing borrowings to 2.38% from 1.62% when comparing the periods.

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
TABLE 3 - SUMMARY OF CHANGES IN NET INTEREST INCOME

	Three months ended March 31, 2019 compared to March 31, 2018

	Change Attributable To
(in thousands)	Volume	Rate	Net Increase (Decrease)
Earning assets:
Loans and leases:
Commercial loans and leases	$12,909	$16,941	$29,850
Residential mortgage loans	13,457	(122)	13,335
Consumer and other loans	287	3,338	3,625
Mortgage loans held for sale	(147)	47	(100)
Investment securities	1,271	6,760	8,031
Other earning assets	(736)	1,536	800
Net change in income on earning assets	27,041	28,500	55,541
Interest-bearing liabilities:
Deposits:
NOW accounts	158	4,157	4,315
Savings and money market accounts	777	13,406	14,183
Time deposits	5,003	8,490	13,493
Borrowings	2,071	3,884	5,955
Net change in expense on interest-bearing liabilities	8,009	29,937	37,946
Change in net interest income	$19,032	$(1,437)	$17,595

Provision for Credit Losses
The provision for credit losses represents the expense necessary to maintain the ACL at a level that in management's judgment is appropriate to absorb probable losses inherent in the portfolio at the balance sheet date.
The provision for credit losses totaled $13.8 million for the first quarter of 2019, a $5.6 million, or 68%, increase compared to the same period in 2018. The increase in the provision for credit losses was largely due to loan growth when comparing the periods. In addition, net charge-offs were $3.0 million higher than in the comparable 2018 period. The Company's provision for credit losses covered 188% of net charge-offs in the first three months of 2019 compared to 191% coverage for the same period of 2018.
Refer to the "Asset Quality" section for further discussion on past due loans, non-performing assets, troubled debt restructurings and the allowance for credit losses.

Non-interest Income
For the three months ended March 31, 2019, non-interest income totaled $52.5 million compared to $44.6 million for the same period of 2018, a $7.9 million, or 18%, increase.
The increase was driven by a $3.1 million increase in commission income, the result of an increase in client derivative activity, which drove customer swap commission income higher. Mortgage income increased $2.3 million, driven by both higher margins on the sale of mortgage loans and fair value adjustments during the first quarter of 2019. Trust department income increased $0.7 million from the full quarter impact of Gibraltar bank customers, and income from bank owned life insurance increased $0.5 million, the result of additional policies purchased in the third quarter of 2018. Credit card and merchant-related fee income was also favorably impacted by a full quarter of income related to the Gibraltar acquisition.
Non-interest Expense
For the first quarter of 2019, non-interest expense totaled $158.8 million, a decrease of $29.3 million compared to the same quarter of 2018, largely due to merger-related expenses that occurred in the first quarter of 2018. For the quarter, the Company’s efficiency ratio was 52.4%, compared to 67.8% in the first quarter of 2018.
Impairment of long-lived assets and other losses decreased $7.7 million, primarily due to branch consolidations and closures in the first quarter of 2018.
Salaries and employee benefits decreased $6.3 million in the first quarter of 2019 when compared to the same period of 2018 as full-time equivalent employees decreased by 342 from efficiency initiatives. Severance, retention, and other merger-related compensation expenses decreased $4.7 million, driven by the Gibraltar acquisition in the first quarter of 2018 and efficiency initiatives. Additionally, in the first quarter of 2018, the company awarded certain associates a one-time cash bonus of $2.3 million following the enactment of tax reform legislation. These decreases were offset by merit raises and off-cycle pay increases, higher annual bonus accruals, and higher share-based compensation expense from additional grants.
Other significant decreases in non-interest expense when comparing the first quarter of 2019 to the same period of 2018 included:

•	$3.2 million in computer services, primarily driven by conversion and other merger-related expenses;

•	$2.9 million in insurance, driven by a large bank surcharge assessment in 2018 and a decrease in the assessment rate in 2019;

•	$2.9 million in professional services, primarily from lower merger-related and legal expenses; and

•	$1.5 million in occupancy and equipment, primarily from merger-related expenses.
Income Taxes
For the three months ended March 31, 2019 and 2018, the Company recorded income tax expense of $30.3 million and $17.6 million, respectively, which resulted in an effective income tax rate of 23.3% and 21.6%, respectively. The increase in the effective income tax rate is primarily related to an increase in state income tax expense from lower tax credit recognition.

The difference between the Company's effective tax rate for the three months ended March 31, 2019 and 2018 and the U.S. statutory tax rates of 21% primarily relates to tax-exempt income, non-deductible expenses, state income taxes (net of federal income tax benefit), and the recognition of tax credits. The effective tax rate may vary significantly due to fluctuations in the amount and source of pretax income, changes in amounts of non-deductible expenses, and timing of the recognition of tax credits.
ANALYSIS OF FINANCIAL CONDITION
Loans and Leases
The Company had total loans and leases of $23.0 billion at March 31, 2019, an increase of $448.5 million from December 31, 2018. The increase was a result of legacy loan growth of $733.2 million, or 4%, offset by pay-downs and pay-offs on loans, primarily from prior period acquisitions.

Loans and leases outstanding at March 31, 2019 and December 31, 2018 are presented in the following table.
TABLE 4—SUMMARY OF LOANS

	March 31, 2019		December 31, 2018		$ Change	% Change
(in thousands)	Balance	Mix	Balance	Mix
Commercial loans and leases:
Real estate- construction	$1,219,647	5%	$1,196,366	5%	23,281	2
Real estate- owner-occupied	2,408,079	10	2,395,822	11	12,257	1
Real estate- non-owner occupied	6,147,864	27	5,796,117	26	351,747	6
Commercial and industrial (1)	5,852,568	26	5,737,017	25	115,551	2
Total commercial loans and leases	15,628,158	68	15,125,322	67	502,836	3

Residential mortgage loans	4,415,267	19	4,359,156	19	56,111	1

Consumer and other loans:
Home equity	2,220,648	10	2,304,694	10	(84,046)	(4)
Other	704,222	3	730,643	4	(26,421)	(4)
Total consumer and other loans	2,924,870	13	3,035,337	14	(110,467)	(4)
Total loans and leases	$22,968,295	100%	$22,519,815	100%	448,480	2

(1)	Includes equipment financing leases
Loan Portfolio Segments
The Company believes its loan portfolio is diversified by product and geography throughout its footprint. Loan growth thus far in 2019 was strongest in the the Energy Group (primarily reserve-based lending), Corporate Asset Finance Group (equipment financing business), and the Atlanta market. Loans in the Energy Group increased $179.8 million, or 20% since December 31, 2018. The Corporate Asset Finance division grew loans and leases $77.4 million, or 15%, thus far in 2019. The Atlanta market had growth of $72.5 million, or 5%, in the first three months of 2019.
The Company’s loan to deposit ratio was 95% at both March 31, 2019 and December 31, 2018. The percentage of fixed-rate loans to total loans was 38% at March 31, 2019 compared to 39% at the end of 2018.
In order to assess the risk characteristics of the loan portfolio, the Company considers the current U.S. economic environment and that of its primary market areas. See Note 5, Allowance for Credit Losses, to the unaudited consolidated financial statements for credit quality factors by loan portfolio segment.
Commercial Loans
Total commercial loans and leases increased $502.8 million, or 3%, from December 31, 2018. Commercial loans and leases increased to 68% of the total portfolio at March 31, 2019 compared to 67% at December 31, 2018. Unfunded commitments on commercial loans including approved loan commitments not yet funded were $6.2 billion at March 31, 2019, an increase of $209.6 million, or 3%, when compared to the end of the prior year.

Commercial real estate loans include loans to commercial customers for medium-term financing of land and buildings or for land development or construction of a building. These loans are repaid from revenues through operations of the businesses, rents of properties, sales of properties and refinances. The Company's underwriting standards generally provide for loan terms of three to seven years, with amortization schedules of generally no more than twenty-five years. Low loan-to-value ratios are generally maintained and usually limited to no more than 80% at the time of origination. The commercial real estate portfolio is comprised of approximately 12% construction loans, 25% owner-occupied loans, and 63% non-owner-occupied loans as of March 31, 2019, relatively consistent with 13%, 25%, and 62%, respectively, at December 31, 2018. Commercial real estate loans increased $387.3 million, or 4%, during the first three months of 2019, from loan growth across multiple markets, primarily in the Atlanta, South Florida, and Naples markets.

Commercial and industrial ("C&I") loans and leases represent loans to commercial customers to finance general working capital needs, equipment purchases and leases and other projects where repayment is derived from cash flows resulting from business operations. The Company originates C&I loans on a secured and, to a lesser extent, unsecured basis. C&I loans may be term loans or revolving lines of credit. Term loans are generally structured with terms of no more than three to seven years, with amortization schedules of generally no more than fifteen years. C&I term loans are generally secured by equipment, machinery, or other corporate assets. Revolving lines of credit are generally structured as advances upon perfected security interests in accounts receivable and inventory and generally have annual maturities. As of March 31, 2019, commercial and industrial loans and leases totaled $5.9 billion, a $115.6 million, or 2%, increase from December 31, 2018, driven by growth in the Company's Energy and Corporate Assets Finance groups. Commercial and industrial loans and leases comprised 26% of the total portfolio at March 31, 2019 and 25% at December 31, 2018.
The following table details the Company’s commercial loans and leases by state.
TABLE 5—COMMERCIAL LOANS AND LEASES BY STATE OF ORIGINATION

(in thousands)	March 31, 2019	December 31, 2018	$ Change	% Change
Louisiana	$3,552,417	$3,521,596	30,821	1
Florida	4,827,978	4,756,957	71,021	1
Alabama	1,314,238	1,289,146	25,092	2
Texas	2,554,452	2,310,642	243,810	11
Georgia	1,135,072	1,078,983	56,089	5
Arkansas	709,560	711,484	(1,924)	—
Tennessee	554,940	584,119	(29,179)	(5)
New York	47,107	44,026	3,081	7
South Carolina and North Carolina	110,345	92,800	17,545	19
Other (1)	822,049	735,569	86,480	12
Total	$15,628,158	$15,125,322	502,836	3

(1)	Other loans include primarily equipment financing and corporate asset financing leases, which the Company does not classify by state.
Residential Mortgage Loans
Residential mortgage loans consist of loans to consumers to finance a primary residence. The residential mortgage loan portfolio is comprised of non-conforming 1-4 family mortgage loans secured by properties located in the Company's market areas. The residential mortgage loan portfolio is originated under terms and documentation that permit their sale in a secondary market. The larger mortgage loans of current and prospective private banking clients are generally retained to enhance relationships, but also tend to be more profitable due to the expected shorter durations and relatively lower servicing costs associated with loans of this size. The Company does not originate or hold negative amortization, option ARM, or other exotic mortgage loans in its portfolio. The Company makes insignificant investments in loans that would be considered sub-prime (e.g., loans with a credit score of less than 620) in order to facilitate compliance with relevant Community Reinvestment Act regulations.
Total residential mortgage loans increased $56.1 million, or 1%, compared to December 31, 2018, primarily the result of growth in the New Orleans, Atlanta, Tampa, and Houston markets.
Consumer and Other Loans
The Company offers consumer loans in order to provide a full range of retail financial services to customers in the communities in which it operates. The Company originates substantially all of its consumer loans in its primary market areas. At March 31, 2019, $2.9 billion, or 13%, of the total loan and lease portfolio was comprised of consumer loans, compared to $3.0 billion, or 14%, at the end of 2018.
The majority of the consumer loan portfolio is comprised of home equity loans, which allow customers to borrow against the equity in their home and are secured by a first or second mortgage on the borrower’s residence. Home equity loans were $2.2 billion at March 31, 2019, a decrease of $84.0 million from December 31, 2018. Unfunded commitments related to home equity loans and lines were $1.0 billion at March 31, 2019, an increase of $17.2 million, or 2%, from the end of 2018.

All other consumer loans, which consist of credit card loans, automobile loans and other personal loans, decreased $26.4 million, or 4%, from December 31, 2018, primarily from decreases in other personal loans and indirect automobile loans, a product that is no longer offered.
Additional information on the Company’s consumer loan portfolio is presented in the following tables. For the purposes of Table 7, unscoreable consumer loans have been included with loans with credit scores below 660. Credit scores reflect the most recent information available as of the dates indicated.
TABLE 6—CONSUMER LOANS BY STATE OF ORIGINATION

(in thousands)	March 31, 2019	December 31, 2018	$ Change	% Change
Louisiana	$1,058,131	$1,072,628	(14,497)	(1)
Florida	898,859	956,159	(57,300)	(6)
Alabama	260,377	268,998	(8,621)	(3)
Texas	119,876	126,562	(6,686)	(5)
Georgia	139,967	142,067	(2,100)	(1)
Arkansas	208,001	216,817	(8,816)	(4)
Tennessee	72,948	78,013	(5,065)	(6)
New York	48,933	46,146	2,787	6
South Carolina and North Carolina	667	214	453	212
Other (1)	117,111	127,733	(10,622)	(8)
Total	$2,924,870	$3,035,337	(110,467)	(4)

(1)	Other loans include primarily credit card and indirect consumer loans, which the Company does not classify by state.
TABLE 7—CONSUMER LOANS BY CREDIT SCORE

(in thousands)	March 31, 2019	December 31, 2018
Above 720	$1,717,108	$1,708,417
660-720	656,740	666,132
Below 660	551,022	660,788
Total consumer loans	$2,924,870	$3,035,337

Mortgage Loans Held for Sale
Mortgage loans held for sale totaled $128.5 million at March 31, 2019, a increase of $20.7 million, or 19%, from $107.7 million at year-end 2018, as originations have outpaced sales activity during the first quarter of 2019. The Company continues to sell the majority of conforming mortgage loan originations in the secondary market rather than assume the interest rate risk associated with these longer term assets. Upon the sale, the Company retains servicing on a limited portion of these loans. Loans held for sale have primarily been fixed-rate single-family residential mortgage loans under contracts to be sold in the secondary market. In most cases, loans in this category are sold within thirty days of closing. Buyers generally have recourse to return a purchased loan to the Company under limited circumstances.
See Note 1, Summary of Significant Accounting Policies, in the Annual Report on Form 10-K for the year ended December 31, 2018, for further discussion.

Investment Securities
Investment securities increased $81.7 million, or 2%, since December 31, 2018 to $5.1 billion at March 31, 2019, primarily due to purchases of available for sale securities and favorable fair value adjustments. Approximately 96% of the Company's investment portfolio is in available for sale securities, which experience unrealized losses as interest rates rise. Investment securities approximated 16% of total assets at both March 31, 2019 and December 31, 2018.
All of the Company's mortgage-backed securities were issued by government-sponsored enterprises at March 31, 2019 and December 31, 2018. The Company does not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, or structured investment vehicles, nor does it hold any private label collateralized mortgage obligations, subprime, Alt-A, sovereign debt, or second lien elements in its investment portfolio. At March 31, 2019 and December 31, 2018, the Company's investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.
Funds generated as a result of sales and prepayments of investment securities are used to fund loan growth and purchase other securities. The Company continues to monitor market conditions and take advantage of market opportunities with appropriate risk and return elements.
Asset Quality
The lending activities of the Company are governed by underwriting policies established by management and approved by the Board Risk Committee of the Board of Directors. For additional information on loan underwriting, loan origination, monitoring of loan payment performance, loan review, and the determination of past due and non-accrual status, as well as the Company's policies for recording payments received, placing loans and leases on non-accrual status, and the resumption of interest accrual on non-accruing loans and leases, see Note 1, Summary of Significant Accounting Policies, and the "Asset Quality" section of MD&A in the Annual Report on Form 10-K for the year ended December 31, 2018.
For commercial loans and leases, the Company utilizes regulatory classification ratings to monitor credit quality. For further discussion of regulatory classification ratings, see Note 5, Allowance for Credit Losses, to the unaudited consolidated financial statements. For residential mortgage loans and consumer loans, the Company primarily uses the loan's payment and delinquency status to monitor credit quality. These credit quality indicators are continually updated and monitored.
Real estate acquired by the Company through foreclosure or by deed-in-lieu of foreclosure is classified as OREO, and is recorded at the lesser of the related loan balance (the pro-rata carrying value for acquired loans) or estimated fair value less costs to sell. Closed bank branches are also classified as OREO and recorded at the lower of cost or market value.
Under GAAP, certain loan modifications or restructurings are designated as TDRs. In general, the modification or restructuring of a debt constitutes a TDR if the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider under current market conditions. See Note 1, Summary of Significant Accounting Policies, in the 2018 10-K for further details.
Non-performing Assets
The Company defines non-performing assets as non-accrual loans, accruing loans more than 90 days past due, OREO, and foreclosed property. Management continuously monitors and transfers loans to non-accrual status when warranted.
The Company accounts for loans currently or formerly covered by loss sharing agreements with the FDIC, other loans acquired with deteriorated credit quality, as well as all loans acquired with significant discounts that did not exhibit deteriorated credit quality at acquisition, in accordance with ASC Topic 310-30. Collectively, all loans accounted for under ASC 310-30 are referred to as "acquired impaired loans." Application of ASC Topic 310-30 results in significant accounting differences, compared to loans originated or acquired by the Company that are not accounted for under ASC 310-30. See Note 1, Summary of Significant Accounting Policies, in the 2018 10-K for further details.

Due to the significant difference in accounting for acquired impaired loans, the Company believes inclusion of these loans in certain asset quality ratios that reflect non-performing assets in the numerator or denominator (or both) results in significant distortion to these ratios, as the inclusion of these loans could result in a lack of comparability across quarters or years, and could impact comparability with other portfolios that were not impacted by acquired impaired loan accounting. The Company believes that the presentation of certain asset quality measures excluding acquired impaired loans, as indicated below, and related amounts from both the numerator and denominator provides better perspective into underlying trends related to the quality of its loan portfolio. Accordingly, the asset quality measures in the tables below present asset quality information excluding acquired impaired loans, as indicated within each table, and related amounts.
The following table sets forth the composition of the Company’s non-performing assets and TDRs for the periods indicated.
TABLE 8—NON-PERFORMING ASSETS AND TROUBLED DEBT RESTRUCTURINGS

(in thousands)	March 31, 2019	December 31, 2018	$ Change	% Change
Non-accrual loans and leases:
Commercial	$81,133	$85,112	(3,979)	(5)
Mortgage	45,473	30,396	15,077	50
Consumer and other	21,450	21,676	(226)	(1)
Total non-accrual loans and leases	148,056	137,184	10,872	8
Accruing loans and leases 90 days or more past due	4,111	2,128	1,983	93
Total non-performing loans and leases (2) (3)	152,167	139,312	12,855	9
OREO and foreclosed property (1)	30,606	30,394	212	1
Total non-performing assets	182,773	169,706	13,067	8
Performing troubled debt restructurings	86,019	80,807	5,212	6
Total non-performing assets and performing troubled debt restructurings	$268,792	$250,513	18,279	7
Non-performing loans and leases to total loans and leases (3)	0.66%	0.62%
Non-performing assets to total assets	0.58%	0.55%
Non-performing assets and performing troubled debt restructurings to total assets (1)	0.86%	0.81%
Allowance for credit losses to non-performing loans and leases	104.46%	111.55%
Allowance for credit losses to total loans and leases	0.69%	0.69%

(1)	OREO and foreclosed property at March 31, 2019 and December 31, 2018 include $6.0 million and $9.0 million, respectively, of former bank properties held for development or resale.

(2)	Total non-performing loans and leases for March 31, 2019 and December 31, 2018 include $57.8 million and $61.5 million, respectively, of non-performing troubled debt restructurings.

(3)
Non-performing loans exclude acquired impaired loans, even if contractually past due or if the Company does not expect to receive payment in full, as the Company is currently accreting interest income over the expected life of the loans.

Total non-performing assets increased $13.1 million, or 8%, compared to December 31, 2018, as non-performing loans and leases increased $12.9 million and OREO and foreclosed property increased $0.2 million. Non-performing loans and leases increased 9% primarily driven by an increase in non-accrual mortgage loans.
Non-performing loans and leases were 0.66% of the total portfolio at March 31, 2019, 4 basis points higher than at December 31, 2018. Total non-performing assets were 0.58% of total assets at March 31, 2019, 3 basis points higher than at December 31, 2018. Including TDRs that are in compliance with their modified terms, total non-performing assets and TDRs increased $18.3 million from year-end 2018.
The Company’s classified commercial assets totaled $194.5 million, or 0.62% of assets and 1.24% of total commercial loans. At December 31, 2018, classified commercial assets totaled $182.1 million, or 0.59% of assets and 1.20% of total commercial loans. The $12.4 million increase in commercial classified assets was primarily due to a small number of commercial relationships moving to substandard.

In addition to the problem loans described above, there were $162.7 million of commercial loans classified as special mention at March 31, 2019, which in management’s opinion were subject to potential future rating downgrades. Special mention loans have potential weaknesses that, if left uncorrected, may result in deterioration of the Company's credit position at some future date. Special mention loans were 1.04% of total commercial loans at both March 31, 2019 and December 31, 2018.
Past Due and Non-accrual Loans
Past due status is based on the contractual terms of loans. Total past due and non-accrual loans were 0.86% of total loans and leases at March 31, 2019 compared to 0.87% at December 31, 2018. Additional information on past due loans and leases is presented in the following table.
TABLE 9—PAST DUE AND NON-ACCRUAL LOAN SEGREGATION (1)

	March 31, 2019		December 31, 2018
(in thousands)	Amount	% of Outstanding Balance	Amount	% of Outstanding Balance	$ Change	% Change
Accruing loans and leases
30-59 days past due	$36,607	0.16	$38,579	0.17	(1,972)	(5)
60-89 days past due	8,727	0.04	18,753	0.08	(10,026)	(53)
90-119 days past due	4,111	0.02	2,128	0.01	1,983	93
120 days past due or more	—	—	—	—	—	—
	49,445	0.22	59,460	0.26	(10,015)	(17)
Non-accrual loans and leases	148,056	0.64	137,184	0.61	10,872	8
Total past due and non-accrual loans	$197,501	0.86	$196,644	0.87	857	—

(1)
Past due and non-accrual loan amounts exclude acquired impaired loans, even if contractually past due or if the Company does not expect to receive payment in full, as the Company is currently accreting interest income over the expected life of the loans.

Total past due and non-accrual loans increased $0.9 million from December 31, 2018 to $197.5 million at March 31, 2019. The change was due to a $10.0 million decrease in accruing past due loans, largely offset by an increase of $10.9 million in non-accrual loans. The decrease in accruing past due loans was primarily a result of payments on loans 60-89 days past due. Of the total accruing past due loans, 74% were past due less than 60 days compared to 65% at December 31, 2018, and 92% were past due less than 90 days compared to 96% at year-end 2018.
Allowance for Credit Losses
The allowance for credit losses represents management’s best estimate of probable credit losses inherent at the balance sheet date. Determination of the allowance for credit losses involves a high degree of complexity and requires significant judgment. Several factors are taken into consideration in the determination of the overall allowance for credit losses. Based on facts and circumstances available, management of the Company believes that the allowance for credit losses was appropriate at March 31, 2019 to cover probable losses in the Company’s loan portfolio. However, future adjustments to the allowance may be necessary, and the results of operations could be adversely affected, if circumstances differ substantially from the assumptions used by management in determining the allowance for credit losses. See “Application of Critical Accounting Policies and Estimates” included in MD&A and Note 1, Summary of Significant Accounting Policies, in the Annual Report on Form 10-K for the year ended December 31, 2018 for more information.

The following table sets forth the activity in the Company’s allowance for credit losses for the three-month periods ended March 31, 2019 and 2018.
TABLE 10—SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR CREDIT LOSSES

(in thousands)	March 31, 2019	March 31, 2018
Allowance for loan and lease losses at beginning of period	$140,571	$140,891
Provision for loan and lease losses	12,612	7,987
Transfer of balance to OREO and other	(2,885)	(48)
Charge-offs	(8,918)	(9,116)
Recoveries	1,586	4,813
Allowance for loan and lease losses at end of period	142,966	144,527

Reserve for unfunded commitments at beginning of period	14,830	13,208
Provision for unfunded lending commitments	1,151	224
Reserve for unfunded lending commitments at end of period	15,981	13,432
Allowance for credit losses at end of period	$158,947	$157,959
The allowance for credit losses totaled $158.9 million at March 31, 2019, or 0.69% of total loans and leases, compared to $155.4 million, or 0.69% of total loans and leases, at December 31, 2018. The increase in the allowance for credit losses as a percentage of loans and leases was primarily the result of organic loan growth during the current period.
Net charge-offs during the first quarter of 2019 were $7.3 million, an increase of $3.0 million from the comparable 2018 period. Net charge-offs were 0.13% of average loans and leases on an annualized basis for the first quarter of 2019 compared to 0.09% for the comparable 2018 period. The increase in net charge-off percentage is due to lower recoveries in the current period, as gross charge-offs have decreased $0.2 million. The provision for loan and lease losses covered 172% and 186% of net charge-offs for the first three months of 2019 and 2018, respectively.
At March 31, 2019 and December 31, 2018, the ALLL covered 94% and 101% of total non-performing loans and leases, respectively.
FUNDING SOURCES
Deposits, both those obtained from clients in its primary market areas and those acquired, are the Company’s principal source of funds for use in lending and other business purposes. The Company attracts local deposit accounts by offering a wide variety of products, competitive interest rates and convenient branch office locations and service hours, as well as on-line banking services at www.iberiabank.com and www.virtualbank.com. Increasing core deposits is a continuing focus of the Company and has been accomplished through the development of client relationships and acquisitions. Short-term and long-term borrowings are also important funding sources for the Company. Other funding sources include subordinated debt and shareholders’ equity. Refer to the “Liquidity and Other Off-Balance Sheet Activities” section below for further discussion of the Company’s sources and uses of funding. The following discussion highlights the major changes in the mix of deposits and other funding sources during the first three months of 2019.
Deposits
The Company’s ability to attract and retain customer deposits is critical to the Company’s continued success. Total deposits increased $328.6 million, or 1%, to $24.1 billion at March 31, 2019, from $23.8 billion at December 31, 2018. First quarter deposit growth included a $270 million increase in brokered and reciprocal deposits. Deposit growth during the first quarter of 2019 was strongest in the Miami-Dade, Southwest Louisiana, and Palm Beach/Broward markets.

The following table sets forth the composition of the Company’s deposits as of the dates indicated.
TABLE 11—DEPOSIT COMPOSITION BY PRODUCT

	March 31, 2019		December 31, 2018
(in thousands)	Ending Balance	Mix	Ending Balance	Mix	$ Change	% Change
Non-interest-bearing deposits	$6,448,613	27%	$6,542,490	28%	(93,877)	(1)
NOW accounts	4,452,966	18	4,514,113	19	(61,147)	(1)
Money market accounts	8,348,509	35	8,237,291	35	111,218	1
Savings accounts	770,754	3	828,914	3	(58,160)	(7)
Time deposits	4,071,220	17	3,640,623	15	430,597	12
Total deposits	$24,092,062	100%	$23,763,431	100%	328,631	1
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
The Company also enters into repurchase agreements to facilitate customer transactions that are accounted for as secured borrowings. These transactions typically involve the receipt of deposits from customers that the Company collateralizes with its investment portfolio and have an average rate of 41.6 basis points.
Total short-term borrowings decreased $376.8 million, or 25%, from December 31, 2018, to $1.1 billion at March 31, 2019. This included a decrease of $322.0 million in outstanding short-term FHLB advances and a $54.8 million decrease in repurchase transactions. The decrease in short-term FHLB advances was primarily due to net advance repayments in the first quarter of 2019.
On a quarter-to-date average basis, short-term borrowings increased $167.3 million, or 17%, from the first quarter of 2018, primarily due to additional advances held in the current quarter.
Total short-term borrowings were 4% of total liabilities and 43% of total borrowings at March 31, 2019 compared to 6% and 56%, respectively, at December 31, 2018. On a quarter-to-date average basis, short-term borrowings were 4% of total liabilities and 44% of total borrowings in the first quarter of 2019, compared to 4% and 42%, respectively, during the same period of 2018.
Long-term Debt
Long-term debt increased $309.3 million, or 27%, from December 31, 2018, to $1.5 billion at March 31, 2019, primarily due to additional long-term FHLB advances made in the current quarter. The Company made $90.6 million in repayments, partially offset by $400.0 million in new long-term FHLB advances in the first three months of 2019. On a period-end basis, long-term debt was 5% and 4% of total liabilities at March 31, 2019 and December 31, 2018, respectively.
On a quarter-to-date average basis, long-term debt increased to $1.5 billion in the first quarter of 2019, $86.5 million, or 6%, higher than the first quarter of 2018, mainly due to higher levels of long-term FHLB advances held by the Company in the first quarter of 2019. Average long-term debt was 5% of average total liabilities during the first quarter of 2019 compared to 6% during the same period of 2018.
Long-term debt at March 31, 2019 included $1.3 billion in fixed-rate advances from the FHLB of Dallas that cannot be prepaid without incurring substantial penalties. The remaining debt consisted of $120.1 million of the Company’s junior subordinated debt and $60.0 million in notes payable on investments in new market tax credit entities.

CAPITAL RESOURCES

Shareholders' Equity

Shareholders' equity increased $85.6 million, or 2%, during the first quarter of 2019, primarily from undistributed income to common shareholders of $73.1 million and a $39.5 million increase in accumulated other comprehensive income, primarily resulting from a higher valuation of the Company's available for sale investment securities due to rising short-term interest rates.
In 2018, the Company's Board of Directors authorized a share repurchase program of up to 2,765,000 shares of IBERIABANK Corporation common stock. During the first three months of 2019, the Company repurchased 387,921 common shares for $29.9 million at a weighted average cost of $77.19 per share. At March 31, 2019, the remaining common shares that could be repurchased under the current Board-approved plan was 1,877,079 shares. Subsequent to March 31, 2019 and through May 7, 2019, the Company repurchased 353,200 shares of common stock for approximately $28.2 million.
The Company's quarterly dividend to common shareholders was $0.43 per common share in the first quarter of 2019 compared to $0.38 in the first quarter of 2018. The dividend payout ratio was 24.3% for the current year, down from 36.0% in the comparable period of 2018.
On April 4, 2019, the Company issued and sold an aggregate of 4,000,000 depositary shares, each representing a 1/400th ownership interest in a share of the Company’s 6.100% Fixed-to-Floating Non-Cumulative Perpetual Preferred Stock, Series D, par value $1.00 per share. See Note 17, Subsequent Events, to the unaudited consolidated financial statements for more information.
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
At March 31, 2019 and December 31, 2018, the Company exceeded all required regulatory capital ratios, and the regulatory capital ratios of IBERIABANK were in excess of the levels established for “well-capitalized” institutions, as shown in the following table.
TABLE 12—REGULATORY CAPITAL RATIOS

Ratio	Entity	Well- Capitalized Minimums	March 31, 2019	December 31, 2018
			Actual	Actual
Tier 1 Leverage	IBERIABANK Corporation	N/A	9.67%	9.63%
	IBERIABANK	5.00%	9.47	9.38
Common Equity Tier 1 (CET1)	IBERIABANK Corporation	N/A	10.73	10.72
	IBERIABANK	6.50%	11.00	10.95
Tier 1 Risk-Based Capital	IBERIABANK Corporation	N/A	11.25	11.25
	IBERIABANK	8.00%	11.00	10.95
Total Risk-Based Capital	IBERIABANK Corporation	N/A	12.33	12.33
	IBERIABANK	10.00%	11.63	11.58
Minimum capital ratios are subject to a capital conservation buffer. In order to avoid limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers, an institution must hold a capital conservation buffer above its minimum risk-based capital requirements. This capital conservation buffer is calculated as the lowest of the differences between the actual CET1 ratio, Tier 1 Risk-Based Capital Ratio, and Total Risk-Based Capital ratio and the corresponding minimum ratios. At March 31, 2019, the required minimum capital conservation buffer was 2.50%. At March 31, 2019, the capital conservation buffers of the Company and IBERIABANK were 4.33% and 3.63%, respectively.

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
The primary sources of funds for the Company are deposits and borrowings. Other sources of funds include repayments and maturities of loans and investment securities, securities sold under agreements to repurchase, and, to a lesser extent, off-balance sheet borrowing availability. Time deposits scheduled to mature in one year or less at March 31, 2019 totaled $3.0 billion. Based on past experience, management believes that a significant portion of maturing deposits will remain with the Company. Additionally, the majority of the investment securities portfolio is classified as available for sale, which provides the ability to liquidate unencumbered securities as needed. Of the $5.1 billion in the investment securities portfolio, $2.8 billion is unencumbered and $2.3 billion has been pledged to support repurchase transactions, public funds deposits and certain long-term borrowings. Due to the relatively short implied duration of the investment securities portfolio, the Company has historically experienced consistent cash inflows on a regular basis. Securities cash flows are highly dependent on prepayment speeds and could change materially as economic or market conditions change.
Scheduled cash flows from the amortization and maturities of loans and securities are relatively predictable sources of funds. Conversely, deposit flows, prepayments of loan and investment securities, and draws on customer letters and lines of credit are greatly influenced by general interest rates, economic conditions, competition, and customer demand. The FHLB of Dallas provides an additional source of liquidity to make funds available for general requirements and also to assist with the variability of less predictable funding sources. At March 31, 2019, the Company had $2.1 billion of outstanding FHLB advances, $845.0 million of which was short-term and $1.3 billion that was long-term. Additional FHLB borrowing capacity available at March 31, 2019 amounted to $7.3 billion. At March 31, 2019, the Company also had various funding arrangements with the Federal Reserve discount window and commercial banks providing up to $333.4 million in the form of federal funds and other lines of credit. At March 31, 2019, there were no balances outstanding on these lines and all of the funding was available to the Company.
Liquidity management is both a daily and long-term function of business management. The Company manages its liquidity with the objective of maintaining sufficient funds to respond to the predicted needs of depositors and borrowers and to take advantage of investments in earning assets and other earnings enhancement opportunities. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Company maintains a strategy of investing in various lending and investment security products. The Company uses its sources of funds primarily to fund loan commitments and meet its ongoing commitments associated with its operations. Based on its available cash at March 31, 2019 and current deposit modeling, the Company believes it has adequate liquidity to fund ongoing operations. The Company has adequate availability of funds from deposits, borrowings, repayments and maturities of loans and investment securities to provide the Company additional working capital if needed.
In the normal course of business, the Company is a party to a number of activities that contain credit, market and operational risk that are not reflected in whole or in part in the Company’s consolidated financial statements. Such activities include traditional off-balance sheet credit-related financial instruments and commitments under operating leases. The Company provides customers with off-balance sheet credit support through loan commitments, lines of credit, and standby letters of credit. Many of the commitments are expected to expire unused or be only partially used; therefore, the total amount of commitments does not necessarily represent future cash requirements. Based on its available liquidity and available borrowing capacity, the Company anticipates it will continue to have sufficient funds to meet its current commitments.

ASSET/LIABILITY MANAGEMENT, MARKET RISK AND COUNTERPARTY CREDIT RISK
The principal objective of the Company’s asset and liability management function is to evaluate the Company's interest rate risk included in certain balance sheet accounts, determine the appropriate level of risk given the Company’s business focus, operating environment, capital and liquidity requirements, and performance objectives, establish prudent asset concentration guidelines and manage the risk consistent with Board approved guidelines. Through such management, the Company seeks to reduce the vulnerability of its operations to changes in interest rates. The Company’s actions in this regard are taken under the guidance of the Asset and Liability Committee. The Asset and Liability Committee generally meets monthly to review, among other things, the sensitivity of the Company’s assets and liabilities to interest rate changes, local and national market conditions, and interest rates. In connection therewith, the Asset and Liability Committee generally reviews the Company’s liquidity, cash flow needs, composition of investments, deposits, borrowings, and capital position.
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
The Company’s interest rate risk model indicates that the Company is asset sensitive in terms of interest rate sensitivity. Based on the Company’s interest rate risk model at March 31, 2019, the table below illustrates the impact of an immediate and sustained 100 and 200 basis points increase or decrease in interest rates on net interest income over the next twelve months.
TABLE 13—INTEREST RATE SENSITIVITY

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+200	+2.1%
+100	+1.5%
-100	-5.1%
-200	-12.5%
The influence of using the forward curve as of March 31, 2019 as a basis for projecting the interest rate environment would approximate a 0.3% increase in net interest income over the next 12 months. The computations of interest rate risk shown above are performed on a static balance sheet and do not necessarily include certain actions that management may undertake to manage this risk in response to unanticipated changes in interest rates and other factors to include shifts in deposit behavior.
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

The FOMC of the FRB, in an attempt to stimulate the overall economy, has, among other things, kept interest rates low through its targeted federal funds rate. In December 2016, the FOMC voted to raise the target federal funds rate for only the second time since 2006. The FOMC voted to raise the target federal funds rate multiple times in both 2017 and 2018. The FOMC has now raised rates by two-and-a-quarter percentage points since the financial crisis in 2008, a sign of its increased confidence in the health of the economy. While the FOMC continues to observe sustained economic activity, strong labor market conditions, and stable inflation, it has signaled a pause in its recent efforts to increase the federal funds rate. As a result, the potential for additional gradual increases in the federal funds rate in 2019 is uncertain. Additional increases in the federal funds rate and the unwinding of its balance sheet could cause overall interest rates to rise, which may negatively impact the U.S. real estate markets and affect deposit growth and pricing. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of collateral securing loans, which could negatively affect our financial performance.

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

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee ("ARRC") has proposed that the Secured Overnight Financing Rate ("SOFR") is the rate that represents best practice as the alternative to LIBOR for use in derivatives and other financial contracts that are currently indexed to LIBOR. ARRC has proposed a paced market transition plan to SOFR from LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to LIBOR. The Company has material contracts that are indexed to LIBOR and is monitoring this activity and evaluating the related risks.

The table below presents the Company’s anticipated repricing of loans and investment securities over the next four quarters.
TABLE 14—REPRICING OF CERTAIN EARNING ASSETS (1)

(in thousands)	2Q 2019	3Q 2019	4Q 2019	1Q 2020	Total less than one year
Investment securities	$284,924	$240,300	$223,072	$202,073	$950,369
Fixed rate loans	878,587	675,463	625,612	601,693	2,781,355
Variable rate loans	10,900,662	424,706	342,789	303,722	11,971,879
Total fixed and variable rate loans	11,779,249	1,100,169	968,401	905,415	14,753,234
	$12,064,173	$1,340,469	$1,191,473	$1,107,488	$15,703,603
(1) Amounts include expected maturities, scheduled paydowns, expected prepayments, and loans subject to caps and floors and exclude the repricing of assets from prior periods, as well as non-accrual loans and market value adjustments.

As part of its asset/liability management strategy, the Company has seen greater levels of loan originations with adjustable or variable rates of interest in commercial and consumer loan products, which typically have shorter terms than residential mortgage loans. The majority of fixed-rate, long-term, agency-conforming residential loans are sold in the secondary market to avoid bearing the interest rate risk associated with longer duration assets in the current rate environment. However, the Sabadell and Gibraltar acquisitions brought a considerable amount of jumbo, non-agency-conforming residential mortgage loan exposure onto the balance sheet, both fixed rate and variable rate in nature, which has increased the overall duration of the portfolio. Considering all of this, as of March 31, 2019, $13.9 billion, or 61%, of the Company’s total loan portfolio had variable interest rates, of which $2.5 billion, or 11%, had an expected repricing date beyond the next four quarters. The Company had no significant concentration to any single borrower or industry segment at March 31, 2019.
The Company’s strategy with respect to liabilities in recent periods has been to emphasize transaction accounts, particularly non-interest or low interest-bearing transaction accounts, which are significantly less sensitive to changes in interest rates. At March 31, 2019, 83% of the Company’s deposits were in transaction and limited-transaction accounts, compared to 85% at December 31, 2018. Non-interest-bearing transaction accounts were 27% of total deposits at March 31, 2019 compared to 28% at December 31, 2018.

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
The table below presents the Company’s anticipated repricing of liabilities over the next four quarters.
TABLE 15—REPRICING OF LIABILITIES (1)

(in thousands)	2Q 2019	3Q 2019	4Q 2019	1Q 2020	Total less than one year
Time deposits	$896,409	$660,953	$750,414	$731,794	$3,039,570
Short-term borrowings	1,106,131	—	—	—	1,106,131
Long-term debt	234,186	317,264	50,596	55,602	657,648
	$2,236,726	$978,217	$801,010	$787,396	$4,803,349
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
IMPACT OF INFLATION OR DEFLATION AND CHANGING PRICES
The unaudited consolidated financial statements and related financial data presented herein have been prepared in accordance with GAAP, which generally require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation. Unlike most industrial companies, the majority of the Company’s assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on the Company’s performance than does the effect of inflation. Although fluctuations in interest rates are neither completely predictable nor controllable, the Company regularly monitors its interest rate position and oversees its financial risk management by establishing policies and operating limits. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates. Although not as critical to the banking industry as to other industries, inflationary factors may have some impact on the Company’s growth, earnings, total assets and capital levels. Management does not expect inflation to be a significant factor in 2019.
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
TABLE 16—RECONCILIATIONS OF NON-GAAP FINANCIAL MEASURES

	Three Months Ended
	March 31, 2019			March 31, 2018
(in thousands, except per share amounts)	Pre-tax	After-tax	Per share (2)	Pre-tax	After-tax	Per share (2)
Net income	$130,477	$100,131	$1.82	$81,173	$63,621	$1.17
Less: Preferred stock dividends	—	3,598	0.07	—	3,598	0.07
Income available to common shareholders (GAAP)	$130,477	$96,533	$1.75	$81,173	$60,023	$1.10

Non-interest income adjustments (1):
Loss (gain) on sale of investments	—	—	—	59	44	—

Non-interest expense adjustments (1):
Merger-related expense	(334)	(254)	—	16,227	12,517	0.23
Compensation-related expense	(9)	(7)	—	1,221	928	0.02
Impairment of long-lived assets, net of (gain) loss on sale	986	749	0.01	2,074	1,576	0.03
Other non-core non-interest expense	(3,129)	(2,378)	(0.04)	(683)	(520)	(0.01)
Total non-interest expense adjustments	(2,486)	(1,890)	(0.03)	18,839	14,501	0.27
Income tax expense	—	—	—	—	173	—
Core earnings (Non-GAAP)	127,991	94,643	1.72	100,071	74,741	1.37
Provision for credit losses (1)	13,763	10,460		8,211	6,240
Pre-provision earnings, as adjusted (Non-GAAP)	$141,754	$105,103		$108,282	$80,981

(1)	Excluding preferred stock dividends and merger-related expense, after-tax amounts are calculated using a tax rate of 24%, which approximates the marginal tax rate.

(2)	Diluted per share amounts may not appear to foot due to rounding.

	As of and For the Three Months Ended March 31,
(in thousands)	2019	2018
Net interest income (GAAP)	$250,484	$232,889
Taxable equivalent benefit	1,349	1,464
Net interest income (TE) (Non-GAAP) (1)	$251,833	$234,353

Non-interest income (GAAP)	$52,509	$44,566
Taxable equivalent benefit	478	341
Non-interest income (TE) (Non-GAAP) (1)	52,987	44,907
Taxable equivalent revenues (Non-GAAP) (1)	304,820	279,260
Securities (gains) losses and other non-interest income	—	59
Core taxable equivalent revenues (Non-GAAP) (1)	$304,820	$279,319

Total non-interest expense (GAAP)	$158,753	$188,071
Less: Intangible amortization expense	5,009	5,102
Tangible non-interest expense (Non-GAAP) (2)	153,744	182,969
Less: Merger-related expense	(334)	16,227
Compensation-related expense	(9)	1,221
Impairment of long-lived assets, net of (gain) loss on sale	986	2,074
Other non-core non-interest expense	(3,129)	(683)
Core tangible non-interest expense (Non-GAAP)(2)	$156,230	$164,130

Average assets (GAAP)	$30,833,500	$28,132,219
Less: Average intangible assets, net	1,313,368	1,275,889
Total average tangible assets (Non-GAAP) (2)	$29,520,132	$26,856,330

Total shareholders’ equity (GAAP)	$4,141,831	$3,900,907
Less: Goodwill and other intangibles	1,310,458	1,332,672
Preferred stock	132,097	132,097
Tangible common equity (Non-GAAP) (2)	$2,699,276	$2,436,138

Average shareholders’ equity (GAAP)	$4,105,503	$3,717,475
Less: Average preferred equity	132,097	132,097
Average common equity	3,973,406	3,585,378
Less: Average intangible assets, net	1,313,368	1,275,889
Average tangible common shareholders’ equity (Non-GAAP) (2)	$2,660,038	$2,309,489

Return on average assets (GAAP)	1.32%	0.92%
Effect of non-core revenues and expenses	(0.03)	0.21
Core return on average assets (Non-GAAP)	1.29%	1.13%

Return on average common equity (GAAP)	9.85%	6.79%
Effect of non-core revenues and expenses	(0.19)	1.66
Core return on average common equity (Non-GAAP)	9.66%	8.45%
Effect of intangibles (2)	5.37	5.38
Core return on average tangible common equity (Non-GAAP) (2)	15.03%	13.83%

Efficiency ratio (GAAP)	52.4%	67.8%
Effect of tax benefit related to tax-exempt income	(0.3)	(0.4)
Efficiency ratio (TE) (Non-GAAP) (1)	52.1%	67.4%
Effect of amortization of intangibles	(1.6)	(1.8)
Effect of non-core items	0.8	(6.8)

Core tangible efficiency ratio (TE) (Non-GAAP) (1) (2)	51.3%	58.8%

Total assets (GAAP)	$31,260,189	$29,472,637
Less: Goodwill and other intangibles	1,310,458	1,332,672
Tangible assets (Non-GAAP) (2)	$29,949,731	$28,139,965
Tangible common equity ratio (Non-GAAP) (2)	9.01%	8.66%

Cash Yield:
Earning assets average balance (GAAP)	$28,281,941	$25,813,767
Add: Adjustments	136,415	141,734
Earning assets average balance, as adjusted (Non-GAAP)	$28,418,356	$25,955,501

Net interest income (GAAP)	$250,484	$232,889
Add: Adjustments	(10,881)	(14,804)
Net interest income, as adjusted (Non-GAAP)	$239,603	$218,085

Yield, as reported	3.59%	3.67%
Add: Adjustments	(0.17)	(0.25)
Yield, as adjusted (Non-GAAP)	3.42%	3.42%
(1) Fully taxable-equivalent (TE) calculations include the tax benefit associated with related income sources that are tax-exempt using a rate of 21%.
(2) Tangible calculations eliminate the effect of goodwill and acquisition-related intangibles and the corresponding amortization expense on a tax-effected basis where applicable.

Glossary of Defined Terms

Term	Definition
2018 10-K	Annual Report on Form 10-K for the year ended December 31, 2018
ACL	Allowance for credit losses
Acquired loans	Loans acquired in a business combination
AFS	Securities available for sale
ALLL	Allowance for loan and lease losses
AOCI	Accumulated other comprehensive income (loss)
ARRC	Alternative Reference Rates Committee
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Banco Sabadell	Banco de Sabadell, S.A.
C&I	Commercial and Industrial loans
CDI	Core deposit intangible assets
CEO	Chief Executive Officer
CET1	Common Equity Tier 1 Capital defined by Basel III capital rules
CFO	Chief Financial Officer
CRA	Community Reinvestment Act
CRE	Commercial Real Estate Loans
Company	IBERIABANK Corporation and Subsidiaries
Covered Loans	Acquired loans with loss protection provided by the FDIC
DOJ	Department of Justice
ECL	Expected credit losses
EPS	Earnings per common share
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FOMC	Federal Open Market Committee
FRB	Board of Governors of the Federal Reserve System
GAAP	Accounting principles generally accepted in the United States of America
Gibraltar	Gibraltar Private Bank & Trust Co.
HUD	U.S. Department of Housing and Urban Development
IBERIABANK	Banking subsidiary of IBERIABANK Corporation
Legacy loans	Loans that were originated directly or otherwise underwritten by the Company
LIBOR	London Interbank Borrowing Offered Rate
LTC	Lenders Title Company
Non-GAAP	Financial measures determined by methods other than in accordance with GAAP
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income
OREO	Other real estate owned
OTTI	Other than temporary impairment
Parent	IBERIABANK Corporation
ROU	Right-of-Use
RRP	Recognition and Retention Plan
Sabadell United	Sabadell United Bank, N.A.
SEC	Securities and Exchange Commission
SIFMA	Securities Industry and Financial Markets Association
SOFR	Secured Overnight Financing Rate

SolomonParks	SolomonParks Title & Escrow, LLC
TE	Fully taxable equivalent
Tax Act	Tax Cuts and Jobs Act
TDR	Troubled debt restructuring
U.S.	United States of America
UST	United States Treasury

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risk are presented at December 31, 2018 in Part II, Item 7A of the 2018 10-K, filed with the Securities and Exchange Commission on February 22, 2019. Additional information at March 31, 2019 is included herein under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
Item 4. Controls and Procedures
An evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2019 was carried out under the supervision, and with the participation of, the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”).
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

Item 1A. Risk Factors
For information regarding risk factors that could affect the Company's results of operations, financial condition and liquidity, see the risk factors disclosed in the "Risk Factors" section of the Company's 2018 10-K, filed with the Securities and Exchange Commission on February 22, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information concerning IBERIABANK Corporation's repurchases of its outstanding common stock during the three-month period ended March 31, 2019, is included in the following table:
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2019	5,042	66.02	—	2,265,000
February 1-28, 2019	328,874	77.59	296,921	1,968,079
March 1-31, 2019	91,237	75.91	91,000	1,877,079
Total	425,153	77.09	387,921	1,877,079
(1) Includes shares of the Company's common stock acquired by the Company in connection with satisfaction of tax withholding obligations on vested restricted stock.
On November 5, 2018, IBERIABANK Corporation's Board of Directors authorized the repurchase program of up to 2,765,000 shares of the Company's outstanding common stock. This repurchase authorization equated to approximately 5% of total common shares outstanding. Stock repurchases under this program will be made from time to time, on the open market or in privately negotiated transactions, at the discretion of the management of the Company and in accordance with the limitations set forth in Rule 10b-18 of the Securities and Exchange Commission, approval by all applicable regulatory agencies, and other applicable legal requirements. The timing of these repurchases will depend on market conditions and other requirements. The Company currently anticipates the share repurchase program will extend over a two-year time frame, or earlier if the shares have been repurchased. During the first quarter of 2019, the Company repurchased 387,921 common shares, at a weighted average price of $77.19 per common share. Subsequent to quarter-end and through May 7, 2019, the Company repurchased 353,200 common shares for approximately $28.2 million.
Restrictions on Dividends and Repurchase of Stock

Holders of the Company's common stock are only entitled to receive dividends if, as, and when the Company's Board of Directors may declare out of funds legally available for such payments.
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
Holders of the common stock are subject to the prior dividend rights of any holders of the Company's preferred stock then outstanding. There were 13,750 shares of preferred stock outstanding at March 31, 2019. In addition, the terms of the Company’s outstanding junior subordinated debt securities prohibit it from declaring or paying any dividends or distributions on outstanding capital stock, or purchasing, acquiring, or making a liquidation payment on such stock, if the Company has elected to defer interest payments on such debt.
For additional information, see Note 9, Shareholders' Equity, Capital Ratios and Other Regulatory Matters.

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

IBERIABANK Corporation

Date: May 8, 2019	By:	/s/ Daryl G. Byrd
Daryl G. Byrd
President and Chief Executive Officer

Date: May 8, 2019	By:	/s/ Anthony J. Restel
Anthony J. Restel
Vice Chairman and Chief Financial Officer