Form 10-Q
period 2019-06-30
IBERIABANK CORP
filed 2019-08-07
CIK 933141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock (par value $1.00 per share)	IBKC	The NASDAQ Stock Market, LLC
Depositary Shares, Each Representing a 1/400th Interest in	IBKCP	The NASDAQ Stock Market, LLC
a Share of 6.625% Perpetual Preferred Stock, Series B
Depositary Shares, Each Representing a 1/400th Interest in	IBKCO	The NASDAQ Stock Market, LLC
a Share of 6.60% Perpetual Preferred Stock, Series C
Depositary Shares, Each Representing a 1/400th Interest	IBKCN	The NASDAQ Stock Market, LLC
a Share of 6.100% Perpetual Preferred Stock, Series D
At July 31, 2019, the Registrant had 52,656,199 shares of common stock, $1.00 par value, which were issued and outstanding.

IBERIABANK CORPORATION AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

IBERIABANK CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	(unaudited)
(in thousands, except share data)	June 30, 2019	December 31, 2018
Assets
Cash and due from banks	$289,502	$294,186
Interest-bearing deposits in other banks	499,813	396,267
Total cash and cash equivalents	789,315	690,453
Securities available for sale, at fair value	4,455,308	4,783,579
Securities held to maturity (fair values of $198,012 and $204,277, respectively)	192,917	207,446
Mortgage loans held for sale, at fair value	187,987	107,734
Loans and leases, net of unearned income	23,355,311	22,519,815
Allowance for loan and lease losses	(146,386)	(140,571)
Loans and leases, net	23,208,925	22,379,244
Premises and equipment, net	295,897	300,507
Goodwill	1,235,533	1,235,533
Other intangible assets	81,618	88,736
Other assets	999,032	1,039,783
Total Assets	$31,446,532	$30,833,015
Liabilities
Deposits:
Non-interest-bearing	$6,474,394	$6,542,490
Interest-bearing	17,820,937	17,220,941
Total deposits	24,295,331	23,763,431
Short-term borrowings	997,507	1,482,882
Long-term debt	1,374,759	1,166,151
Other liabilities	540,935	364,274
Total Liabilities	27,208,532	26,776,738
Shareholders’ Equity
Preferred stock, $1 par value - 5,000,000 shares authorized
Non-cumulative perpetual, liquidation preference $10,000 per share; 23,750 and 13,750 shares issued and outstanding, respectively, including related surplus	228,485	132,097
Common stock, $1 par value - 100,000,000 shares authorized; 52,805,461 and 54,796,231 shares issued and outstanding, respectively	52,805	54,796
Additional paid-in capital	2,714,074	2,869,416
Retained earnings	1,195,546	1,042,718
Accumulated other comprehensive income (loss)	47,090	(42,750)
Total Shareholders’ Equity	4,238,000	4,056,277
Total Liabilities and Shareholders’ Equity	$31,446,532	$30,833,015
The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2019	2018	2019	2018
Interest and dividend income
Loans and leases, including fees	$296,686	$270,476	$581,565	$508,545
Mortgage loans held for sale, including fees	1,588	836	2,642	1,990
Taxable securities	31,662	26,617	65,578	51,945
Tax-exempt securities	2,141	2,708	4,350	5,474
Other	3,890	3,186	7,916	6,412
Total interest and dividend income	335,967	303,823	662,051	574,366
Interest Expense
Deposits	65,866	36,159	126,101	64,403
Short-term borrowings	5,197	3,327	10,913	5,851
Long-term debt	9,565	8,224	19,214	15,110
Total interest expense	80,628	47,710	156,228	85,364
Net interest income	255,339	256,113	505,823	489,002
Provision for credit losses	10,755	7,696	24,518	15,907
Net interest income after provision for credit losses	244,584	248,417	481,305	473,095
Non-interest income
Mortgage income	18,444	13,721	30,293	23,316
Service charges on deposit accounts	12,847	12,950	25,657	25,858
Title revenue	6,895	6,846	12,120	11,873
Broker commissions	2,044	2,396	3,997	4,617
ATM and debit card fee income	3,032	2,925	5,614	5,558
Credit card and merchant-related income	3,226	3,326	6,637	6,233
Trust department income	4,388	4,243	8,555	7,669
Income from bank owned life insurance	1,750	1,261	3,547	2,543
Securities (losses) gains, net	(1,014)	3	(1,014)	(56)
Commission income	2,963	1,970	7,627	3,508
Other non-interest income	4,250	4,299	8,301	7,387
Total non-interest income	58,825	53,940	111,334	98,506
Non-interest expense
Salaries and employee benefits	103,375	107,445	201,671	212,031
Net occupancy and equipment	18,999	19,931	37,563	39,978
Communication and delivery	3,597	4,213	7,297	8,115
Marketing and business development	3,370	4,895	7,488	9,647
Computer services expense	9,383	9,309	18,540	21,702
Professional services	6,244	7,160	10,694	14,551
Credit and other loan related expense	4,141	5,089	7,000	9,482
Insurance	4,265	6,946	8,451	14,051
Travel and entertainment	2,738	2,797	5,168	6,034
Amortization of acquisition intangibles	4,786	6,111	9,795	11,213
Impairment of long-lived assets and other losses	496	15,700	1,560	24,457
Other non-interest expense	8,224	7,180	13,144	13,586
Total non-interest expense	169,618	196,776	328,371	384,847
Income before income tax expense	133,791	105,581	264,268	186,754
Income tax expense	32,193	30,457	62,539	48,009
Net income	101,598	75,124	201,729	138,745
Less: Preferred stock dividends	949	949	4,547	4,547
Net income available to common shareholders	$100,649	$74,175	$197,182	$134,198

Income available to common shareholders - basic	$100,649	$74,175	$197,182	$134,198
Less: Earnings allocated to unvested restricted stock	999	767	1,931	1,409
Earnings allocated to common shareholders	$99,650	$73,408	$195,251	$132,789
Earnings per common share - basic	$1.87	$1.31	$3.63	$2.42
Earnings per common share - diluted	1.86	1.30	3.61	2.41
Cash dividends declared per common share	0.43	0.38	0.86	0.76
Comprehensive income
Net income	$101,598	$75,124	$201,729	$138,745
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period (net of tax effects of $14,836, $4,449, $25,511, and $18,672, respectively)	45,108	(16,734)	86,516	(70,240)
Less: Reclassification adjustment for gains (losses) included in net income (net of tax effects of $251, $1, $251, and $12, respectively)	(763)	2	(763)	(44)
Unrealized gains (losses) on securities, net of tax	45,871	(16,736)	87,279	(70,196)
Fair value of derivative instruments designated as cash flow hedges:
Change in fair value of derivative instruments designated as cash flow hedges during the period (net of tax effects of $1,461, $371, $990, and $1,048, respectively)	4,441	1,395	2,256	3,944
Less: Reclassification adjustment for gains (losses) included in net income (net of tax effects of $26, $11, $100, and $42, respectively)	(78)	(40)	(305)	(156)
Fair value of derivative instruments designated as cash flow hedges, net of tax	4,519	1,435	2,561	4,100
Other comprehensive income (loss), net of tax	50,390	(15,301)	89,840	(66,096)
Comprehensive income	$151,988	$59,823	$291,569	$72,649
The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
(unaudited)

	For the Six Months Ended
					Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Preferred Stock		Common Stock
(in thousands, except share and per share data)	Shares	Amount	Shares	Amount
Balance, December 31, 2017	13,750	$132,097	53,872,272	$53,872	$2,787,484	$769,226	$(45,888)	$3,696,791
Cumulative-effect adjustment due to the adoption of ASU 2016-01 (1)	—	—	—	—	—	(345)	—	(345)
Net income	—	—	—	—	—	138,745	—	138,745
Other comprehensive income (loss)	—	—	—	—	—	—	(66,096)	(66,096)
Cash dividends declared, $0.76 per share	—	—	—	—	—	(43,006)	—	(43,006)
Preferred stock dividends	—	—	—	—	—	(4,547)	—	(4,547)
Common stock issued under incentive plans, net of shares surrendered in payment	—	—	130,342	130	(2,232)	—	—	(2,102)
Common stock issued for acquisitions	—	—	2,787,773	2,788	211,871	—	—	214,659
Common stock repurchases	—	—	(400,000)	(400)	(30,270)	—	—	(30,670)
Share-based compensation expense	—	—	—	—	9,980	—	—	9,980
Balance, June 30, 2018	13,750	$132,097	56,390,387	$56,390	$2,976,833	$860,073	$(111,984)	$3,913,409

Balance, December 31, 2018	13,750	$132,097	54,796,231	$54,796	$2,869,416	$1,042,718	$(42,750)	$4,056,277
Cumulative-effect adjustment due to the adoption of ASU 2016-02 (2)	—	—	—	—	—	1,847	—	1,847
Net income	—	—	—	—	—	201,729	—	201,729
Other comprehensive income (loss)	—	—	—	—	—	—	89,840	89,840
Cash dividends declared, $0.86 per share	—	—	—	—	—	(46,201)	—	(46,201)
Preferred stock dividends	—	—	—	—	—	(4,547)	—	(4,547)
Preferred stock issued	10,000	96,388	—	—	—	—	—	96,388
Common stock issued under incentive plans, net of shares surrendered in payment	—	—	157,000	157	(4,605)	—	—	(4,448)
Common stock repurchases	—	—	(2,147,770)	(2,148)	(162,576)	—	—	(164,724)
Share-based compensation expense	—	—	—	—	11,839	—	—	11,839
Balance, June 30, 2019	23,750	$228,485	52,805,461	$52,805	$2,714,074	$1,195,546	$47,090	$4,238,000

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

The accompanying Notes are an integral part of these Consolidated Financial Statements.

	For the Three Months Ended
					Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Preferred Stock		Common Stock
(in thousands, except share and per share data)	Shares	Amount	Shares	Amount
Balance, March 31, 2018	13,750	$132,097	56,778,841	$56,779	$3,001,389	$807,325	$(96,683)	$3,900,907
Net income	—	—	—	—	—	75,124	—	75,124
Other comprehensive income (loss)	—	—	—	—	—	—	(15,301)	(15,301)
Cash dividends declared, $0.38 per share	—	—	—	—	—	(21,427)	—	(21,427)
Preferred stock dividends	—	—	—	—	—	(949)	—	(949)
Common stock issued under incentive plans, net of shares surrendered in payment	—	—	11,546	11	468	—	—	479
Common stock repurchases	—	—	(400,000)	(400)	(30,270)	—	—	(30,670)
Share-based compensation expense	—	—	—	—	5,246	—	—	5,246
Balance, June 30, 2018	13,750	$132,097	56,390,387	$56,390	$2,976,833	$860,073	$(111,984)	$3,913,409

Balance, March 31, 2019	13,750	$132,097	54,551,264	$54,551	$2,840,842	$1,117,641	$(3,300)	$4,141,831
Net income	—	—	—	—	—	101,598	—	101,598
Other comprehensive income (loss)	—	—	—	—	—	—	50,390	50,390
Cash dividends declared, $0.43 per share	—	—	—	—	—	(22,744)	—	(22,744)
Preferred stock dividends	—	—	—	—	—	(949)	—	(949)
Preferred stock issued	10,000	96,388	—	—	—	—	—	96,388
Common stock issued under incentive plans, net of shares surrendered in payment	—	—	14,046	14	(17)	—	—	(3)
Common stock repurchases	—	—	(1,759,849)	(1,760)	(133,018)	—	—	(134,778)
Share-based compensation expense	—	—	—	—	6,267	—	—	6,267
Balance, June 30, 2019	23,750	$228,485	52,805,461	$52,805	$2,714,074	$1,195,546	$47,090	$4,238,000

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended June 30,
(in thousands)	2019	2018
Cash Flows from Operating Activities
Net income	$201,729	$138,745
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion, including amortization of purchase accounting adjustments and market value adjustments	4,811	(562)
Provision for credit losses	24,518	15,907
Share-based compensation expense - equity awards	11,839	9,980
(Gain) loss on sale of OREO and long-lived assets, net of impairment	(1,270)	5,131
Securities losses, net	1,014	56
Deferred income tax expense	35,044	11,715
Originations of mortgage loans held for sale	(864,324)	(774,849)
Proceeds from sales of mortgage loans held for sale	815,728	848,116
Realized and unrealized (gain) on mortgage loans held for sale, net	(29,425)	(22,688)
Other operating activities, net	164,193	13,977
Net Cash Provided by Operating Activities	363,857	245,528
Cash Flows from Investing Activities
Proceeds from sales of available for sale securities	299,513	18,867
Proceeds from maturities, prepayments and calls of available for sale securities	316,982	311,340
Purchases of available for sale securities, net of available for sale securities acquired	(186,554)	(511,074)
Proceeds from maturities, prepayments and calls of held to maturity securities	13,123	4,746
Purchases of equity securities, net of equity securities acquired	(15,154)	(11,545)
Proceeds from sales of equity securities	3,637	70,371
Increase in loans, net of loans acquired	(824,675)	(501,618)
Proceeds from sales of premises and equipment	101	2,003
Purchases of premises and equipment, net of premises and equipment acquired	(7,819)	(8,304)
Proceeds from dispositions of OREO	8,247	11,431
Cash paid for additional investment in tax credit entities	(4,790)	(1,831)
Cash received for acquisition of a business, net of cash paid	—	99,318
Purchase of bank owned life insurance policies	—	(50,000)
Other investing activities, net	249	554
Net Cash Used in Investing Activities	(397,140)	(565,742)
Cash Flows from Financing Activities
Increase in deposits, net of deposits acquired	531,900	899,752
Net change in short-term borrowings	(485,375)	62,916
Proceeds from long-term debt, net of long-term debt acquired	400,000	440,299
Repayments of long-term debt	(191,123)	(902,262)
Cash dividends paid on common stock	(45,926)	(41,508)
Cash dividends paid on preferred stock	(4,547)	(4,547)
Net share-based compensation stock transactions	(4,448)	(2,102)
Payments to repurchase common stock	(164,724)	(30,670)
Net proceeds from issuance of preferred stock	96,388	—
Net Cash Provided by Financing Activities	132,145	421,878
Net Increase In Cash and Cash Equivalents	98,862	101,664
Cash and Cash Equivalents at Beginning of Period	690,453	625,724

Cash and Cash Equivalents at End of Period	$789,315	$727,388

Supplemental Schedule of Non-cash Activities
Acquisition of real estate in settlement of loans	$5,055	$2,722
Common stock issued in acquisitions	$—	$214,659
Supplemental Disclosures
Cash paid (received) for:
Interest on deposits and borrowings, net of acquired	$149,638	$83,057
Income taxes, net	$(152,950)	$19,006
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
Pronouncements adopted during the six months ended June 30, 2019:
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
ASU No. 2017-08
In March 2017, the FASB issued ASU No. 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, which shortens the amortization period for callable debt securities held at a premium to the earliest call date instead of the maturity date. The amendments do not require an accounting change for securities held at a discount, which will continue to be amortized to the maturity date.
The Company adopted ASU No. 2017-08 effective January 1, 2019. The adoption of the ASU did not have a material impact to the Company’s consolidated financial statements.

Pronouncements issued but not yet adopted:
ASU No. 2016-13, ASU No. 2019-04 (portion related to ASC 326), and ASU No. 2019-05
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments. The guidance introduces an impairment model that is based on expected credit losses (ECL), rather than incurred losses, to estimate credit losses on certain types of financial instruments such as loans and held-to-maturity securities, including certain off-balance sheet financial instruments such as loan commitments. The measurement of ECL should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments, over the contractual term. Financial instruments with similar risk characteristics must be grouped together when estimating ECL. The ASU also expands credit quality disclosures.
Additionally, ASU No. 2016-13 amends the current AFS security impairment model for debt securities. The new model will require an estimate of ECL when the fair value is below the amortized cost of the asset. The credit-related impairment (and subsequent recoveries) are recognized as an allowance on the balance sheet with a corresponding adjustment to the income statement. Non-credit related losses will continue to be recognized through OCI.
In addition, ASU No. 2016-13 provides for a simplified accounting model for purchased financial assets with a more-than-insignificant amount of credit deterioration since their origination. The initial estimate of expected credit losses would be recognized through an ALLL with an offset (i.e., increase) to the cost basis of the related financial asset at acquisition.
ASU No. 2016-13 will be effective for fiscal years beginning after December 15, 2019, including interim periods. This ASU will be applied through a modified-retrospective approach, resulting in a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. A prospective transition approach is required for debt securities for which OTTI had been recognized before the effective date. Amounts previously recognized in AOCI as of the date of adoption that relate to improvements in cash flows expected to be collected should continue to be accreted into income over the remaining life of the asset. Recoveries of amounts previously written off relating to improvements in cash flows after the date of adoption should be recorded in earnings when received.
During 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Financial Instruments-Credit Losses (ASC 326), Derivatives and Hedging (ASC 815), and Financial Instruments (ASC 825), which clarified the scope of ASU No. 2016-13 and addressed various issues, including accrued interest receivable balances, recoveries, variable interest rates and prepayments, and ASU No. 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief, which clarified certain implementation issues. The effective date for the portion of ASU No. 2019-04 related to credit losses and ASU No. 2019-05 are the same as ASU No. 2016-13.
The Company has established a cross-function implementation team and engaged third-party consultants who have jointly developed a project plan to provide implementation oversight. Implementation efforts are underway, including model development, fulfillment of additional data needs for new disclosure and reporting requirements, and drafting of accounting policies. Substantial progress has been made in model development. Model validation commenced in the second quarter of 2019. User acceptance testing and parallel runs are scheduled to begin in the third quarter of 2019. The Company expects that these ASUs will result in an increase to ACL as of January 1, 2020 given the requirement to estimate lifetime expected credit losses for the loan portfolio, although the extent of the increase to ACL is not yet known. The transition adjustment to increase ACL is expected to result in a decrease to shareholders' equity and to a lesser extent, discounts on acquired loans. While these ASUs are expected to increase ACL, they do not change the overall credit risk in the Company's loan and lease portfolios or the ultimate losses therein. The ultimate impact of the adoption of these ASUs will depend on the composition of the loan, lease and securities portfolios, finalization of credit loss models, macroeconomic conditions and forecasts at the adoption date.
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
The Company is currently evaluating the impact of the ASU. While adoption of this ASU will result in changes to existing disclosures, it will not have an impact on the Company’s financial position or results of operations.

ASU No. 2018-17
In October 2018, the FASB released ASU No. 2018-17, Consolidation (ASC 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities, which improves the consistency of the application of the variable interest entity (VIE) related party guidance for common control arrangements. This ASU requires reporting entities to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety (as currently required in GAAP) when determining whether a decision-making fee is a variable interest. ASU No. 2018-17 will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted. The guidance will be applied retrospectively with a cumulative-effect adjustment to retained earnings at the beginning of the earliest period presented.
The Company is currently evaluating the impact of the ASU on the Company’s consolidated financial statements.
ASU No. 2019-04
In April 2019, the FASB released ASU No. 2019-04, Codification Improvements to Financial Instruments-Credit Losses (ASC 326), Derivatives and Hedging (ASC 815), and Financial Instruments (ASC 825). The amendments in the ASU improve the Codification by eliminating inconsistencies and providing clarifications. The amendments related to the credit losses standard are discussed above under ASU 2016-13.

With respect to hedge accounting, the ASU addresses partial-term fair value hedges, fair value hedge basis adjustments, and certain transition requirements, among other things. For recognizing and measuring financial instruments, the ASU addresses the scope of the guidance, the requirement for re-measurement under ASC 820 when using the measurement alternative, certain disclosure requirements and which equity securities have to be re-measured at historical exchange rates.

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

NOTE 3 – INVESTMENT SECURITIES
The amortized cost and fair values of investment securities, with gross unrealized gains and losses, consist of the following:

	June 30, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$39,859	$341	$—	$40,200
Obligations of state and political subdivisions	172,160	6,698	—	178,858
Mortgage-backed securities:
Residential agency	3,341,602	32,909	(6,364)	3,368,147
Commercial agency	742,760	17,383	(1,107)	759,036
Other securities	105,620	3,539	(92)	109,067
Total securities available for sale	$4,402,001	$60,870	$(7,563)	$4,455,308
Securities held to maturity:
Obligations of state and political subdivisions	$175,281	$5,407	$—	$180,688
Mortgage-backed securities:
Residential agency	17,636	30	(342)	17,324
Total securities held to maturity	$192,917	$5,437	$(342)	$198,012

	December 31, 2018
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$995	$3	$—	$998
Obligations of state and political subdivisions	177,566	2,045	(723)	178,888
Mortgage-backed securities:
Residential agency	3,837,584	8,886	(57,073)	3,789,397
Commercial agency	730,148	2,363	(14,799)	717,712
Other securities	97,020	351	(787)	96,584
Total securities available for sale	$4,843,313	$13,648	$(73,382)	$4,783,579
Securities held to maturity:
Obligations of state and political subdivisions	$188,684	$309	$(2,497)	$186,496
Mortgage-backed securities:
Residential agency	18,762	30	(1,011)	17,781
Total securities held to maturity	$207,446	$339	$(3,508)	$204,277

Securities with carrying values of $2.2 billion and $2.4 billion were pledged to support repurchase transactions, public funds deposits, and certain long-term borrowings at June 30, 2019 and December 31, 2018, respectively.

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, was as follows:

	June 30, 2019
	Less Than Twelve Months		Twelve Months or More		Total
(in thousands)	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
Mortgage-backed securities:
Residential agency	$—	$—	$(6,364)	$1,026,095	$(6,364)	$1,026,095
Commercial agency	—	—	(1,107)	122,450	(1,107)	122,450
Other securities	—	—	(92)	5,015	(92)	5,015
Total securities available for sale	$—	$—	$(7,563)	$1,153,560	$(7,563)	$1,153,560

Securities held to maturity:
Mortgage-backed securities:
Residential agency	$—	$—	$(342)	$17,039	$(342)	$17,039
Total securities held to maturity	$—	$—	$(342)	$17,039	$(342)	$17,039

	December 31, 2018
	Less Than Twelve Months		Twelve Months or More		Total
(in thousands)	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
Obligations of state and political subdivisions	$(9)	$4,112	$(714)	$30,268	$(723)	$34,380
Mortgage-backed securities:
Residential agency	(816)	197,057	(56,257)	2,193,862	(57,073)	2,390,919
Commercial agency	(43)	18,190	(14,756)	483,565	(14,799)	501,755
Other securities	(94)	18,025	(693)	32,577	(787)	50,602
Total securities available for sale	$(962)	$237,384	$(72,420)	$2,740,272	$(73,382)	$2,977,656

Securities held to maturity:
Obligations of state and political subdivisions	$(3)	$2,059	$(2,494)	$151,699	$(2,497)	$153,758
Mortgage-backed securities:
Residential agency	—	—	(1,011)	17,478	(1,011)	17,478
Total securities held to maturity	$(3)	$2,059	$(3,505)	$169,177	$(3,508)	$171,236

The Company held certain investment securities where amortized cost exceeded fair value, resulting in unrealized loss positions, as shown in the tables above. Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Impairment is considered to be other-than-temporary if the Company (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security's entire amortized cost basis. As of June 30, 2019, the Company did not intend to sell any of these securities, did not expect to be required to sell these securities, and expected to recover the entire amortized cost of all these securities.
At June 30, 2019, 189 debt securities had unrealized losses of 0.67% of the securities’ amortized cost basis. At December 31, 2018, 488 debt securities had unrealized losses of 2.38% of the securities’ amortized cost basis. The unrealized losses for each of the securities related to market interest rate changes and not credit concerns of the issuers. Additional information on securities that were in a continuous loss position for over twelve months at June 30, 2019 and December 31, 2018 is presented in the following table.

(in thousands)	June 30, 2019	December 31, 2018
Number of securities
Mortgage-backed securities:
Residential agency	159	302
Commercial agency	26	72
Obligations of state and political subdivisions	—	60
Other securities	4	7
	189	441
Amortized Cost Basis
Mortgage-backed securities:
Residential agency	$1,049,840	$2,268,608
Commercial agency	123,557	498,321
Obligations of state and political subdivisions	—	185,175
Other securities	5,107	33,270
	$1,178,504	$2,985,374
Unrealized Loss
Mortgage-backed securities:
Residential agency	$6,706	$57,268
Commercial agency	1,107	14,756
Obligations of state and political subdivisions	—	3,208
Other securities	92	693
	$7,905	$75,925

The amortized cost and estimated fair value of investment securities by maturity at June 30, 2019 are presented in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities. Weighted average yields are calculated on the basis of the yield to maturity based on the amortized cost of each security.

	Securities Available for Sale			Securities Held to Maturity
(in thousands)	Weighted Average Yield	Amortized Cost	Estimated Fair Value	Weighted Average Yield	Amortized Cost	Estimated Fair Value
Within one year or less	3.67%	$1,554	$1,558	2.34%	$952	$955
One through five years	2.66	112,248	113,915	2.63	4,484	4,524
After five through ten years	2.72	769,216	789,351	2.43	45,338	46,508
Over ten years	2.84	3,518,983	3,550,484	2.60	142,143	146,025
	2.82%	$4,402,001	$4,455,308	2.56%	$192,917	$198,012

The following is a summary of realized gains and losses from the sale of securities classified as available for sale. Gains or losses on securities sold are recorded on the trade date, using the specific identification method.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Realized gains	$1,297	$30	$1,297	$39
Realized losses	(2,311)	(27)	(2,311)	(95)
	$(1,014)	$3	$(1,014)	$(56)

In addition to the gains above, the Company realized certain gains on calls of securities held to maturity that were not significant to the consolidated financial statements.
Other Equity Securities
The Company accounts for the following securities at cost less impairment plus or minus any observable price changes, which approximates fair value, with the exception of CRA and Community Development Investment Funds, which are recorded at fair value. Other equity securities, which are presented in other assets on the consolidated balance sheets, were as follows:

(in thousands)	June 30, 2019	December 31, 2018
Federal Home Loan Bank stock	$108,396	$95,213
Federal Reserve Bank stock	85,630	85,630
CRA and Community Development Investment Funds	2,192	1,884
Other investments	15,319	9,709
	$211,537	$192,436

NOTE 4 – LOANS AND LEASES
Loans and leases by portfolio segment and class consist of the following for the periods indicated:

(in thousands)	June 30, 2019	December 31, 2018
Commercial loans and leases:
Real estate - construction	$1,342,984	$1,196,366
Real estate - owner-occupied	2,373,143	2,395,822
Real estate - non-owner-occupied	6,102,143	5,796,117
Commercial and industrial (1)	6,161,759	5,737,017
Total commercial loans and leases	15,980,029	15,125,322
Residential mortgage loans	4,538,194	4,359,156
Consumer and other loans:
Home equity	2,147,897	2,304,694
Other	689,191	730,643
Total consumer and other loans	2,837,088	3,035,337
Total loans and leases	$23,355,311	$22,519,815

(1)	Includes equipment financing leases
Net deferred loan origination fees were $30.1 million and $30.2 million at June 30, 2019 and December 31, 2018, respectively. Total net discount on the Company's loans was $114.3 million and $136.8 million at June 30, 2019 and December 31, 2018, respectively, of which $71.6 million and $81.6 million was related to non-impaired loans.
In addition to loans issued in the normal course of business, the Company considers overdrafts on customer deposit accounts to be loans and reclassifies these overdrafts as loans in its consolidated balance sheets. At June 30, 2019 and December 31, 2018, overdrafts of $5.6 million and $9.2 million, respectively, had been reclassified to loans.
Loans with carrying values of $8.0 billion and $7.6 billion were pledged as collateral for borrowings at June 30, 2019 and December 31, 2018, respectively.

Aging Analysis
The following tables provide an analysis of the aging of loans and leases as of June 30, 2019 and December 31, 2018. Past due and non-accrual loan amounts exclude acquired impaired loans, even if contractually past due or if the Company does not expect to receive payment in full, as the Company is currently accreting interest income over the expected life of the loans. For additional information on the determination of past due status and the Company's policies for recording payments received, placing loans and leases on non-accrual status, and the resumption of interest accrual on non-accruing loans and leases, see Note 1, Summary of Significant Accounting Policies, in the 2018 10-K.

	June 30, 2019
	Accruing
(in thousands)	Current or Less Than 30 days Past Due	30-59 days	60-89 days	> 90 days	Total Past Due	Non-accrual (1)	Acquired Impaired	Total
Real estate- construction	$1,322,728	$207	$—	$—	$207	$1,188	$18,861	$1,342,984
Real estate- owner-occupied	2,285,316	7,274	—	—	7,274	15,789	64,764	2,373,143
Real estate- non-owner-occupied	6,007,594	2,456	6,345	—	8,801	22,028	63,720	6,102,143
Commercial and industrial	6,086,983	3,035	437	—	3,472	48,747	22,557	6,161,759
Residential mortgage	4,393,649	4,914	5,941	851	11,706	50,046	82,793	4,538,194
Consumer - home equity	2,067,280	7,123	1,616	—	8,739	18,646	53,232	2,147,897
Consumer - other	680,595	2,972	701	—	3,673	2,548	2,375	689,191
Total	$22,844,145	$27,981	$15,040	$851	$43,872	$158,992	$308,302	$23,355,311

(1)	Of the total non-accrual loans at June 30, 2019, $11.3 million were past due 30-59 days, $4.2 million were past due 60-89 days, and $68.6 million were past due more than 90 days.

	December 31, 2018
	Accruing
(in thousands)	Current or Less Than 30 days Past Due	30-59 days	60-89 days	> 90 days	Total Past Due	Non-accrual (1)	Acquired Impaired	Total
Real estate- construction	$1,167,795	$1,054	$—	$—	$1,054	$1,094	$26,423	$1,196,366
Real estate- owner-occupied	2,305,743	7,167	—	—	7,167	10,260	72,652	2,395,822
Real estate- non-owner-occupied	5,703,131	7,473	360	—	7,833	15,898	69,255	5,796,117
Commercial and industrial	5,645,304	5,139	1,320	553	7,012	57,860	26,841	5,737,017
Residential mortgage	4,218,146	2,768	13,063	1,575	17,406	30,396	93,208	4,359,156
Consumer - home equity	2,200,517	10,283	2,409	—	12,692	18,830	72,655	2,304,694
Consumer - other	719,122	4,695	1,601	—	6,296	2,846	2,379	730,643
Total	$21,959,758	$38,579	$18,753	$2,128	$59,460	$137,184	$363,413	$22,519,815

(1)	Of the total non-accrual loans at December 31, 2018, $7.0 million were past due 30-59 days, $3.7 million were past due 60-89 days, and $66.9 million were past due more than 90 days.

Acquired Loans
The Company acquired certain loans from Sabadell United to customers with addresses outside of the United States. Foreign loans, denominated in U.S. dollars, totaled $200.9 million and $202.6 million at June 30, 2019 and December 31, 2018, respectively.
The following is a summary of changes in the accretable difference for all loans accounted for under ASC 310-30 during the six months ended June 30:

(in thousands)	2019	2018
Balance at beginning of period	$133,342	$152,623
Additions	—	2,371
Transfers from non-accretable difference to accretable yield	(2,563)	(467)
Accretion	(19,580)	(25,140)
Changes in expected cash flows not affecting non-accretable differences (1)	(4,341)	7,597
Balance at end of period	$106,858	$136,984

(1)
Includes changes in cash flows expected to be collected due to the impact of changes in actual or expected timing of liquidation events, modifications, changes in interest rates and changes in prepayment assumptions.

Troubled Debt Restructurings
Information about the Company’s TDRs at June 30, 2019 and 2018 is presented in the following tables. Modifications of loans that are accounted for within a pool under ASC Topic 310-30 are excluded as TDRs. Accordingly, such modifications do not result in the removal of those loans from the pool, even if the modification of those loans would otherwise be considered a TDR. As a result, all such acquired loans that would otherwise meet the criteria for classification as a TDR are excluded from the tables below.
TDRs totaling $37.4 million and $46.7 million occurred during the six months ended June 30, 2019 and 2018, respectively, through modification of the original loan terms.
The following table provides information on how the TDRs were modified during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Extended maturities	$7,633	$1,790	$11,175	$7,193
Maturity and interest rate adjustment	224	—	617	102
Movement to or extension of interest-rate only payments	1,771	1,316	1,783	1,364
Interest rate adjustment	74	—	74	103
Forbearance	—	1,405	5,742	13,936
Other concession(s) (1)	10,950	15,597	18,018	23,993
Total	$20,652	$20,108	$37,409	$46,691

(1)	Other concessions may include covenant waivers, forgiveness of principal or interest associated with a customer bankruptcy, or a combination of any of the above concessions.

Of the $37.4 million of TDRs occurring during the six months ended June 30, 2019, $13.9 million were on accrual status and $23.5 million were on non-accrual status. Of the $46.7 million of TDRs occurring during the six months ended June 30, 2018, $20.6 million were on accrual status and $26.1 million were on non-accrual status. The following table presents the end of period balance for loans modified in a TDR during the periods indicated:

	Three Months Ended June 30,
	2019			2018
(in thousands, except number of loans)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate- owner-occupied	4	$339	$338	5	$2,230	$2,201
Real estate- non-owner-occupied	7	4,687	4,628	5	823	780
Commercial and industrial	19	13,757	13,607	16	21,103	13,618
Residential mortgage	10	847	836	7	688	633
Consumer - home equity	22	1,159	1,056	19	2,361	2,350
Consumer - other	20	210	187	35	556	526
Total	82	$20,999	$20,652	87	$27,761	$20,108

	Six Months Ended June 30,
	2019			2018
(in thousands, except number of loans)	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Real estate- construction	1	$39	$37	1	$1,950	$1,013
Real estate- owner-occupied	6	1,435	1,402	7	12,921	11,290
Real estate- non-owner-occupied	13	7,756	7,651	14	1,912	1,854
Commercial and industrial	38	29,785	20,670	32	35,338	26,684
Residential mortgage	19	1,687	1,669	7	688	633
Consumer - home equity	54	5,312	5,137	33	4,170	4,133
Consumer - other	51	918	843	51	1,126	1,084
Total	182	$46,932	$37,409	145	$58,105	$46,691

Information detailing TDRs that defaulted during the three-month and six-month periods ended June 30, 2019 and 2018, and were modified in the previous twelve months (i.e., the twelve months prior to the default) is presented in the following tables. The Company has defined a default as any loan with a payment that is currently past due greater than 30 days, or was past due greater than 30 days at any point during the respective periods, or since the date of modification, whichever is shorter.

	Three Months Ended June 30,
	2019		2018
(in thousands, except number of loans)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Real estate- construction	1	$37	—	$—
Real estate- owner-occupied	4	1,232	5	461
Real estate- non-owner-occupied	11	2,341	9	1,448
Commercial and industrial	17	5,475	8	1,437
Residential mortgage	12	1,012	7	775
Consumer - home equity	17	1,411	11	1,129
Consumer - other	34	515	21	232
Total	96	$12,023	61	$5,482

	Six Months Ended June 30,
	2019		2018
(in thousands, except number of loans)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Real estate- construction	1	$37	—	$—
Real estate- owner-occupied	6	1,232	6	9,455
Real estate- non-owner-occupied	17	2,913	15	1,813
Commercial and industrial	25	6,152	21	7,100
Residential mortgage	21	1,597	10	1,081
Consumer - home equity	27	2,401	26	2,242
Consumer - other	41	591	48	1,003
Total	138	$14,923	126	$22,694

NOTE 5 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY
Allowance for Credit Losses Activity
A summary of changes in the allowance for credit losses for the six months ended June 30 is as follows:

(in thousands)	2019	2018

Allowance for loan and lease losses at beginning of period	$140,571	$140,891
Provision for loan and lease losses	24,067	15,581
Transfer of balance to OREO and other	(2,863)	(3,943)
Charge-offs	(19,194)	(22,734)
Recoveries	3,805	6,781
Allowance for loan and lease losses at end of period	$146,386	$136,576

Reserve for unfunded commitments at beginning of period	$14,830	$13,208
Balance created in acquisition accounting	—	900
Provision for unfunded lending commitments	451	325
Reserve for unfunded commitments at end of period	$15,281	$14,433
Allowance for credit losses at end of period	$161,667	$151,009
A summary of changes in the allowance for credit losses, by loan portfolio type, for the six months ended June 30 is as follows:

	2019
(in thousands)	Commercial Real Estate	Commercial and Industrial	Residential Mortgage	Consumer and Other	Total
Allowance for loan and lease losses at beginning of period	$51,806	$54,096	$12,998	$21,671	$140,571
Provision for (Reversal of) loan and lease losses	15,204	5,077	(584)	4,370	24,067
Transfer of balance to OREO and other	(256)	(1)	(2,862)	256	(2,863)
Charge-offs	(641)	(11,880)	(168)	(6,505)	(19,194)
Recoveries	318	1,796	157	1,534	3,805
Allowance for loan and lease losses at end of period	$66,431	$49,088	$9,541	$21,326	$146,386

Reserve for unfunded commitments at beginning of period	$4,869	$6,198	$866	$2,897	$14,830
Provision for (Reversal of) unfunded commitments	603	(313)	(206)	367	451
Reserve for unfunded commitments at end of period	$5,472	$5,885	$660	$3,264	$15,281
Allowance on loans individually evaluated for impairment	$4,673	$7,656	$349	$3,176	$15,854
Allowance on loans collectively evaluated for impairment	56,251	39,854	5,127	18,008	119,240
Allowance on loans acquired with deteriorated credit quality	5,507	1,578	4,065	142	11,292
Loans and leases, net of unearned income:
Balance at end of period	$9,818,270	$6,161,759	$4,538,194	$2,837,088	$23,355,311
Balance at end of period individually evaluated for impairment	74,331	54,860	41,363	39,127	209,681
Balance at end of period collectively evaluated for impairment	9,596,594	6,084,342	4,414,038	2,742,354	22,837,328
Balance at end of period acquired with deteriorated credit quality	147,345	22,557	82,793	55,607	308,302

	2018
(in thousands)	Commercial Real Estate	Commercial and Industrial	Residential Mortgage	Consumer and Other	Total
Allowance for loan and lease losses at beginning of period	$54,201	$53,916	$9,117	$23,657	$140,891
Provision for (Reversal of) loan and lease losses	(3,404)	10,083	1,112	7,790	15,581
Transfer of balance to OREO and other	(506)	(18)	6	(3,425)	(3,943)
Charge-offs	(1,258)	(13,575)	(196)	(7,705)	(22,734)
Recoveries	384	4,403	44	1,950	6,781
Allowance for loan and lease losses at end of period	$49,417	$54,809	$10,083	$22,267	$136,576

Reserve for unfunded commitments at beginning of period	$4,531	$5,309	$555	$2,813	$13,208
Balance created in acquisition accounting	129	81	—	690	900
Provision for (Reversal of) unfunded commitments	467	(306)	160	4	325
Reserve for unfunded commitments at end of period	$5,127	$5,084	$715	$3,507	$14,433
Allowance on loans individually evaluated for impairment	$2,274	$11,946	$168	$3,199	$17,587
Allowance on loans collectively evaluated for impairment	40,763	40,540	3,816	18,742	103,861
Allowance on loans acquired with deteriorated credit quality	6,380	2,323	6,099	326	15,128

Loans and leases, net of unearned income:
Balance at end of period	$9,292,304	$5,512,416	$4,124,538	$3,146,525	$22,075,783
Balance at end of period individually evaluated for impairment	84,217	66,683	5,873	35,550	192,323
Balance at end of period collectively evaluated for impairment	9,017,756	5,415,093	3,984,086	3,029,027	21,445,962
Balance at end of period acquired with deteriorated credit quality	190,331	30,640	134,579	81,948	437,498

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

Substandard commercial loans have well-defined weaknesses and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Doubtful commercial loans have the same weaknesses as substandard loans with the added characteristics that the probability of loss is high and collection of the full amount is improbable. Substandard and doubtful loans are collectively referred to as "classified" loans. For residential mortgage loans and consumer loans, the Company primarily uses the loan's payment and delinquency status to monitor credit quality. These credit quality indicators are continually updated and monitored.
The recorded investment in loans and leases by credit quality indicator is presented in the following tables. Asset risk classifications for commercial loans and leases reflect the classification as of June 30, 2019 and December 31, 2018. Credit quality information in the tables below includes total loans acquired (including acquired impaired loans) at the net loan balance, after the application of premiums and discounts. Loan premiums and discounts represent the adjustment of acquired loans to fair value at the acquisition date, as adjusted for income accretion and changes in cash flow estimates in subsequent periods.

	June 30, 2019					December 31, 2018
(in thousands)	Pass	Special Mention	Sub- standard	Doubtful	Total	Pass	Special Mention	Sub- standard	Doubtful	Total
Real estate - construction	$1,320,007	$12,262	$10,715	$—	$1,342,984	$1,182,554	$1,062	$12,740	$10	$1,196,366
Real estate - owner-occupied	2,308,176	25,114	37,126	2,727	2,373,143	2,328,999	25,526	41,297	—	2,395,822
Real estate - non-owner-occupied	6,011,800	48,323	39,832	2,188	6,102,143	5,687,963	78,009	26,512	3,633	5,796,117
Commercial and industrial	6,018,866	53,075	73,667	16,151	6,161,759	5,586,482	52,632	73,853	24,050	5,737,017
Total	$15,658,849	$138,774	$161,340	$21,066	$15,980,029	$14,785,998	$157,229	$154,402	$27,693	$15,125,322

	June 30, 2019			December 31, 2018
(in thousands)	Current	30+ Days Past Due	Total	Current	30+ Days Past Due	Total
Residential mortgage	$4,459,706	$78,488	$4,538,194	$4,290,152	$69,004	$4,359,156
Consumer - home equity	2,113,237	34,660	2,147,897	2,258,659	46,035	2,304,694
Consumer - other	682,860	6,331	689,191	721,231	9,412	730,643
Total	$7,255,803	$119,479	$7,375,282	$7,270,042	$124,451	$7,394,493

Impaired Loans
Information on the Company’s investment in impaired loans, which include all TDRs and all other non-accrual loans evaluated or measured individually for impairment for purposes of determining the ALLL, is presented in the following tables as of and for the periods indicated.

	June 30, 2019			December 31, 2018
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
(in thousands)
With no related allowance recorded:
Real estate - construction	$12,138	$11,139	$—	$10,261	$9,262	$—
Real estate - owner-occupied	27,142	27,064	—	25,037	19,044	—
Real estate - non-owner-occupied	21,234	20,271	—	15,265	14,288	—
Commercial and industrial	33,989	30,157	—	55,554	43,886	—
Residential mortgage	32,448	31,645	—	1,244	1,221	—
Consumer - home equity	1,995	1,998	—	4,183	4,176	—
Consumer - other	—	—	—	—	—	—

With an allowance recorded:
Real estate - construction	140	127	(2)	228	140	(11)
Real estate - owner-occupied	8,811	8,248	(4,061)	5,032	4,773	(520)
Real estate - non-owner-occupied	7,683	7,482	(610)	6,445	6,398	(105)
Commercial and industrial	37,969	24,703	(7,656)	46,387	27,915	(12,646)
Residential mortgage	10,366	9,718	(349)	5,870	5,358	(145)
Consumer - home equity	33,194	32,702	(2,662)	29,284	28,818	(2,427)
Consumer - other	4,743	4,427	(514)	4,956	4,446	(488)
Total	$231,852	$209,681	$(15,854)	$209,746	$169,725	$(16,342)
Total commercial loans and leases	$149,106	$129,191	$(12,329)	$164,209	$125,706	$(13,282)
Total residential mortgage loans	42,814	41,363	(349)	7,114	6,579	(145)
Total consumer and other loans	39,932	39,127	(3,176)	38,423	37,440	(2,915)

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018		Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(in thousands)
With no related allowance recorded:
Real estate - construction	$21,339	$341	$12,952	$198	$21,340	$678	$12,597	$393
Real estate - owner-occupied	24,134	326	30,899	209	27,314	569	31,265	609
Real estate - non-owner-occupied	20,305	100	15,929	121	20,360	207	16,558	250
Commercial and industrial	29,315	151	37,859	389	29,816	331	37,806	836
Residential mortgage	27,129	235	1,272	13	18,804	374	1,280	27
Consumer - home equity	1,998	22	1,910	28	1,943	44	1,922	52
With an allowance recorded:
Real estate - construction	131	1	152	—	135	2	152	—
Real estate - owner-occupied	8,578	57	19,582	82	8,628	116	19,696	192
Real estate - non-owner-occupied	7,557	42	1,631	14	7,643	122	1,705	39
Commercial and industrial	23,891	177	38,134	158	21,400	371	38,981	357
Residential mortgage	9,833	73	4,657	47	9,881	169	4,678	92
Consumer - home equity	32,885	332	28,595	304	32,341	656	28,173	600
Consumer - other	4,533	63	5,220	67	4,597	128	5,267	139
Total	$211,628	$1,920	$198,792	$1,630	$204,202	$3,767	$200,080	$3,586
Total commercial loans and leases	$135,250	$1,195	$157,138	$1,171	$136,636	$2,396	$158,760	$2,676
Total residential mortgage loans	36,962	308	5,929	60	28,685	543	5,958	119
Total consumer and other loans	39,416	417	35,725	399	38,881	828	35,362	791
As of June 30, 2019 and December 31, 2018, the Company was not committed to lend a material amount of additional funds to any customer whose loan was classified as impaired or as a TDR.

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Changes to the carrying amount of goodwill by reporting unit for the six months ended June 30, 2019, and the year ended December 31, 2018 are provided in the following table:

(in thousands)	IBERIABANK	Mortgage	LTC	Total
Balance, December 31, 2017	$1,160,559	$23,178	$5,165	$1,188,902
Goodwill acquired and adjustments during the year	43,251	—	3,380	46,631
Balance, December 31, 2018	$1,203,810	$23,178	$8,545	$1,235,533
Goodwill acquired and adjustments during the year	—	—	—	—
Balance, June 30, 2019	$1,203,810	$23,178	$8,545	$1,235,533

The goodwill acquired and adjustments made during 2018 were the result of the Sabadell United, Gibraltar, and SolomonParks acquisitions. There were no changes to goodwill during the six months ended June 30, 2019.
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
Mortgage Servicing Rights
Mortgage servicing rights are recorded at the lower of cost or market value in other intangible assets on the Company's consolidated balance sheets and amortized over the remaining servicing life of the loans, with consideration given to prepayment assumptions. Mortgage servicing rights had the following carrying values as of the periods indicated:

	June 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(in thousands)
Mortgage servicing rights	$16,885	$(5,486)	$11,399	$13,612	$(4,806)	$8,806

Title Plant
The Company held title plant assets recorded in other intangible assets on the Company's consolidated balance sheets totaling $6.8 million at both June 30, 2019 and December 31, 2018. No events or changes in circumstances occurred during the six months ended June 30, 2019 to suggest the carrying value of the title plant was not recoverable.
Intangible assets subject to amortization
Definite-lived intangible assets had the following carrying values included in other intangible assets on the Company’s consolidated balance sheets as of the periods indicated:

	June 30, 2019			December 31, 2018
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible assets	$136,183	$(72,870)	$63,313	$136,183	$(63,213)	$72,970
Customer relationship intangible asset	1,385	(1,354)	31	1,385	(1,323)	62
Non-compete agreement	206	(94)	112	206	(72)	134
Total	$137,774	$(74,318)	$63,456	$137,774	$(64,608)	$73,166

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
Information pertaining to outstanding derivative instruments is as follows:

	Derivative Assets - Fair Value		Derivative Liabilities - Fair Value
(in thousands)	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Derivatives designated as hedging instruments:
Interest rate contracts	$21,015	$3,469	$—	$—
Total derivatives designated as hedging instruments	$21,015	$3,469	$—	$—
Derivatives not designated as hedging instruments:
Interest rate contracts:
Customer swaps - upstream	$24	$474	$5,041	$191
Customer swaps - downstream	76,944	16,946	1,760	17,812
Foreign exchange contracts	—	18	—	18
Forward sales contracts	146	630	1,834	750
Written and purchased options	9,574	5,490	3,871	3,310
Other contracts	44	21	93	43
Total derivatives not designated as hedging instruments	$86,732	$23,579	$12,599	$22,124
Total	$107,747	$27,048	$12,599	$22,124

	Derivative Assets - Notional Amount		Derivative Liabilities - Notional Amount
(in thousands)	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Derivatives designated as hedging instruments:
Interest rate contracts	$800,000	$408,500	$108,500	$—
Total derivatives designated as hedging instruments	$800,000	$408,500	$108,500	$—

Derivatives not designated as hedging instruments:
Interest rate contracts:
Customer swaps - upstream	$375,805	$919,653	$1,885,919	$701,257
Customer swaps - downstream	1,885,919	701,257	375,805	919,653
Foreign exchange contracts	—	1,202	—	1,202
Forward sales contracts	46,143	1,140	262,566	143,179
Written and purchased options	350,875	229,333	137,167	140,645
Other contracts	54,568	50,527	113,396	85,623
Total derivatives not designated as hedging instruments	$2,713,310	$1,903,112	$2,774,853	$1,991,559
Total	$3,513,310	$2,311,612	$2,883,353	$1,991,559

The Company has entered into risk participation agreements with counterparties to transfer or assume credit exposures related to interest rate derivatives. The notional amounts of risk participation agreements sold were $113.4 million and $85.6 million at June 30, 2019 and December 31, 2018, respectively. Assuming all underlying third party customers referenced in the swap contracts defaulted at June 30, 2019 and December 31, 2018, the exposure from these agreements would not be material based on the fair value of the underlying swaps.
The Company is party to collateral agreements with certain derivative counterparties. Such agreements require that the Company maintain collateral based on the fair values of individual derivative transactions. In the event of default by the Company, the counterparty would be entitled to the collateral.
At June 30, 2019 and December 31, 2018, the Company was not required to post collateral due to the Company's derivative position at the balance sheet date. At June 30, 2019 and December 31, 2018, the Company was required to post $78.4 million and $35.8 million, respectively, in variation margin payments for its derivative transactions, which is required to be netted against the fair value of the derivatives in other assets or other liabilities on the consolidated balance sheets. The Company does not anticipate additional assets will be required to be posted as collateral, nor does it believe additional assets would be required to settle its derivative instruments immediately if contingent features were triggered at June 30, 2019. The Company’s master netting agreements represent written, legally enforceable bilateral agreements that (1) create a single legal obligation for all individual transactions covered by the master agreement and (2) in the event of default, provide the non-defaulting counterparty the right to accelerate, terminate, and close-out on a net basis all transactions under the agreement and to promptly liquidate or set-off collateral posted by the defaulting counterparty. As permitted by GAAP, the Company does not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against recognized fair value amounts of derivatives executed with the same counterparty under a master netting agreement.

The following table reconciles the gross amounts presented in the consolidated balance sheets to the net amounts that would result in the event of offset.

	June 30, 2019
	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet		Net
(in thousands)		Derivatives	Collateral
Derivatives subject to master netting arrangements
Derivative assets
Interest rate contracts designated as hedging instruments	$21,015	$—	$—	$21,015
Interest rate contracts not designated as hedging instruments	76,968	(5,129)	—	71,839
Written and purchased options	3,832	—	—	3,832
Total derivative assets subject to master netting arrangements	$101,815	$(5,129)	$—	$96,686

Derivative liabilities
Interest rate contracts not designated as hedging instruments	$6,801	$(5,129)	$—	$1,672
Written and purchased options	3,832	—	—	3,832
Total derivative liabilities subject to master netting arrangements	$10,633	$(5,129)	$—	$5,504

	December 31, 2018
	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet		Net
(in thousands)		Derivatives	Collateral
Derivatives subject to master netting arrangements
Derivative assets
Interest rate contracts designated as hedging instruments	$3,469	$—	$—	$3,469
Interest rate contracts not designated as hedging instruments	17,420	(619)	—	16,801
Written and purchased options	3,285	—	—	3,285
Total derivative assets subject to master netting arrangements	$24,174	$(619)	$—	$23,555

Derivative liabilities
Interest rate contracts not designated as hedging instruments	$18,003	$(619)	$—	$17,384
Written and purchased options	3,285	—	—	3,285
Total derivative liabilities subject to master netting arrangements	$21,288	$(619)	$—	$20,669
During the three and six months ended June 30, 2019 and 2018, the Company did not reclassify into earnings any gain or loss as a result of the discontinuance of cash flow hedges because it was probable the original forecasted transaction would not occur by the end of the originally specified term.
At June 30, 2019, the Company did not expect to reclassify a material amount from accumulated other comprehensive income into interest income over the next twelve months for derivatives that will be settled.

At June 30, 2019 and 2018, and for the three and six months then ended, information pertaining to the effect of the hedging instruments on the consolidated financial statements was as follows:

	Amount of Gain (Loss) Recognized in OCI, net of taxes			Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income, net of taxes			Location of Gain (Loss) Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing)

	Total	Including Component	Excluding Component		Total	Including Component	Excluding Component		Total	Including Component	Excluding Component
(in thousands)	For the Three Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2019				2019				2019
Interest rate contracts	$4,441	$5,982	$(1,541)	Interest expense	$(78)	$179	$(257)	Interest expense	$—	$—	$—

	2018				2018				2018
Interest rate contracts	$1,395	$1,395	$—	Interest expense	$(40)	$(40)	$—	Interest expense	$—	$—	$—

	Amount of Gain (Loss) Recognized in OCI, net of taxes			Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income, net of taxes			Location of Gain (Loss) Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing)

	Total	Including Component	Excluding Component		Total	Including Component	Excluding Component		Total	Including Component	Excluding Component
(in thousands)	For the Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2019				2019				2019
Interest rate contracts	$2,256	$2,884	$(628)	Interest expense	$(305)	$110	$(415)	Interest expense	$—	$—	$—

	2018				2018				2018
Interest rate contracts	$3,944	$3,944	$—	Interest expense	$(156)	$(156)	$—	Interest expense	$—	$—	$—

Information pertaining to the effect of derivatives not designated as hedging instruments on the consolidated financial statements as of June 30, was as follows:

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)		2019	2018	2019	2018
Interest rate contracts (1)	Commission income	$2,513	$1,458	$6,694	$2,507
Foreign exchange contracts	Other income	1	5	6	10
Forward sales contracts	Mortgage income	(3,111)	228	(6,320)	3,615
Written and purchased options	Mortgage income	1,660	517	3,523	1,165
Other contracts	Other income	(18)	(2)	(27)	(5)
Total		$1,045	$2,206	$3,876	$7,292
(1) Includes fees associated with customer interest rate contracts.

NOTE 8 – LEASES

IBERIABANK as Lessee
The Company leases certain branch and corporate offices, land and ATM facilities through operating leases with terms ranging from less than one year to 45 years. The Company has no financing leases (formerly capital leases). As discussed in Note 2, Recent Accounting Pronouncements, the Company adopted new guidance for leases on January 1, 2019 which requires that leases, whether classified as operating leases or financing leases, to be accounted for as the acquisition of a right-of-use asset (ROU asset) and a related lease liability recorded at the present value of the lease payments less any lease incentives. The ROU asset represents the Company’s right to use an underlying asset for the lease term and is included in other assets on the Company’s consolidated balance sheets. The lease liability represents the Company’s obligation to make lease payments and is included in other liabilities in the Company’s consolidated balance sheets. The cost of the lease is recognized on a straight-line basis over the lease term as lease expense. Prior to January 1, 2019, operating leases were not recorded on the balance sheet. See Note 2, Recent Accounting Pronouncements, for further discussion of the adoption of this new guidance.
Subsequent to the adoption of ASC 842 on January 1, 2019, the Company reviews new lease and service contracts to determine if the contracts contain an embedded lease. For leases that do not provide an implicit rate, the Company uses the corresponding FHLB Advance rate based on the lease term at commencement in determining the present value of lease payments. For leases with variable lease payments, the present value will be determined using the index at the lease commencement date. Changes in variable rent payments due to subsequent changes in the index or rate do not result in a re-measurement of the ROU asset or lease liability, but are recognized as expense in the period in which they occur. Certain of the Company’s leases contain options to either renew, extend or terminate the lease. As of June 30, 2019, no material extensions or terminations were considered reasonably certain, and as such, were not included in the measurement of the lease liability and ROU asset. The Company also has lease agreements with lease and non-lease components, which are generally accounted for separately. Non-lease components, which primarily consist of common area maintenance, utilities, and janitorial services, are based on the stand-alone price of the services and expensed as incurred.
Operating lease expense for the three and six months ended June 30, 2019 totaled $6.9 million and $13.6 million, respectively. During the three and six months ended June 30, 2019, the Company paid $7.7 million and $14.4 million, respectively, for amounts included in the measurement of lease liabilities and $8.0 million and $13.2 million, respectively, to obtain ROU assets.
The following summarizes the ROU asset and lease liabilities as of June 30, 2019:

(in thousands)	June 30, 2019
Right-of-use assets	$98,723
Lease liabilities	119,463
Weighted average remaining lease term	7.9 years
Weighted average discount rate	3.3%

Maturities of operating lease liabilities as of June 30, 2019 were as follows:

(in thousands)
2019	$13,345
2020	25,055
2021	21,221
2022	18,154
2023	13,522
2024 and thereafter	45,371
Total operating lease payments	$136,668
Less: Imputed interest	17,205
Total lease liabilities	$119,463

As of June 30, 2019, the Company had not entered into any material leases that had not yet commenced.
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
The Company’s portfolio of direct financing and sales-type leases contains terms of 4 to 20 years. Some of these leases contain options to extend the leases for up to 12 months and/or to terminate the lease within one year. These direct financing and sales-type leases typically include a payment structure set at lease inception and do not provide any additional services. Expenses associated with the leased equipment, such as maintenance and insurance, are paid by the lessee directly to third parties. The lease agreement typically contains an option for the purchase of the leased property by the lessee at the end of the lease term at either the property’s residual value or a specified price. In all cases, the Company expects to sell or re-lease the equipment at the end of the lease term. Due to the nature and structure of the Company’s direct financing and sales-type leases, there is no selling profit or loss on these transactions.
At a lease’s inception, the Company determines the expected residual value of the leased property at the end of the lease term based on the type of equipment leased, location and usage, as well as the contractual return provisions in the lease agreement. Additionally, the Company utilizes multiple market sources of data to establish equipment values and in many cases engages certified appraisers to provide valuation analyses. In order to manage the risk associated with the residual value of its leased assets, lease agreements typically include various provisions designed to protect the value of the leased property, such as contractual equipment maintenance, use and return provisions; remarketing agreements; and lessee guarantees. In a few cases, the Company also obtains third-party guarantees to further manage residual risk in the portfolio. On an annual basis, leased properties with material residual values are reviewed for impairment.
The components of the Company’s net investment in leases were as follows:

(in thousands)	June 30, 2019
Lease payment receivable	$259,103
Unguaranteed residual assets	28,903
Total net investment in leases	$288,006

For the three and six months ended June 30, 2019, interest income for direct financing or sales-type leases totaled $2.3 million and $4.3 million. During the three and six months ended June 30, 2019, there was no profit or loss recognized at the commencement date for direct financing or sales-type leases.

Maturities of the Company's lease receivables as of June 30, 2019 were as follows:

(in thousands)
2019	$21,556
2020	42,696
2021	42,619
2022	37,866
2023	30,344
2024 and thereafter	93,482
Total future minimum lease payments	$268,563
Less: Imputed interest	9,460
Lease receivables	$259,103

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
The following table presents a summary of the Company's non-cumulative perpetual preferred stock:

					June 30, 2019	December 31, 2018
	Issuance Date	Earliest Redemption Date	Annual Dividend Rate	Liquidation Amount	Carrying Amount	Carrying Amount
(in thousands)
Series B Preferred Stock	8/5/2015	8/1/2025	6.625%	$80,000	$76,812	$76,812
Series C Preferred Stock	5/9/2016	5/1/2026	6.600%	57,500	55,285	55,285
Series D Preferred Stock	4/4/2019	5/1/2024	6.100%	100,000	96,388	—
				$237,500	$228,485	$132,097

Common Stock
In 2018, the Company's Board of Directors authorized the repurchase of up to 2,765,000 shares of IBERIABANK Corporation's outstanding common stock.
During the second quarter of 2019, the Company repurchased 1,759,849 common shares for approximately $134.8 million at a weighted average cost of $76.59 per share. For the six months ended June 30, 2019, the Company repurchased 2,147,770 common shares for approximately $164.7 million at a weighted average cost of $76.70 per share. During the six months ended June 30 2018, the Company repurchased 400,000 common shares for approximately $30.7 million at a weighted average cost of $76.67 per share. At June 30, 2019, the remaining common shares that could be repurchased under the plan approved by the Board in 2018 was 117,230 shares.

Subsequent to quarter-end, the Company repurchased the remaining shares available and announced in July 2019 a new Board-approved share repurchase program for up to 1,600,000 shares, or approximately 3% of total common shares outstanding at June 30, 2019. Stock repurchases under this program will be made from time to time, on the open market or in privately negotiated transactions. The timing of these repurchases will depend on market conditions and other requirements. The share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares, and expires during the third quarter of 2021. The program may be extended, modified, suspended, or discontinued at any time. Subsequent to quarter-end and through August 6, 2019, the Company repurchased 307,230 common shares for approximately $23.0 million.
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

As of June 30, 2019, the Company and IBERIABANK met all capital adequacy requirements to which they are subject.
As of June 30, 2019, the most recent notification from the FRB categorized IBERIABANK as well-capitalized under the regulatory framework for prompt corrective action (the prompt corrective action requirements are not applicable to the Company). To be categorized as well-capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed that categorization.
The Company’s and IBERIABANK’s actual capital amounts and ratios as of June 30, 2019 and December 31, 2018 are presented in the following tables:

(in thousands)	June 30, 2019
	Minimum		Well-Capitalized		Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage
Consolidated	$1,199,612	4.00%	N/A	N/A	$2,913,362	9.71%
IBERIABANK	1,196,979	4.00	1,496,224	5.00	2,857,238	9.55
Common Equity Tier 1 (CET1)
Consolidated	$1,164,678	4.50%	N/A	N/A	$2,684,877	10.38%
IBERIABANK	1,161,409	4.50	1,677,591	6.50	2,857,238	11.07
Tier 1 Risk-Based Capital
Consolidated	$1,552,904	6.00%	N/A	N/A	$2,913,362	11.26%
IBERIABANK	1,548,546	6.00	2,064,728	8.00	2,857,238	11.07
Total Risk-Based Capital
Consolidated	$2,070,539	8.00%	N/A	N/A	$3,191,529	12.33%
IBERIABANK	2,064,728	8.00	2,580,910	10.00	3,018,905	11.70

	December 31, 2018
	Minimum		Well-Capitalized		Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage
Consolidated	$1,168,343	4.00%	N/A	N/A	$2,812,863	9.63%
IBERIABANK	1,165,537	4.00	1,456,921	5.00	2,733,099	9.38
Common Equity Tier 1 (CET1)
Consolidated	$1,125,405	4.50%	N/A	N/A	$2,680,766	10.72%
IBERIABANK	1,122,712	4.50	1,621,695	6.50	2,733,099	10.95
Tier 1 Risk-Based Capital
Consolidated	$1,500,540	6.00%	N/A	N/A	$2,812,863	11.25%
IBERIABANK	1,496,949	6.00	1,995,932	8.00	2,733,099	10.95
Total Risk-Based Capital
Consolidated	$2,000,720	8.00%	N/A	N/A	$3,084,764	12.33%
IBERIABANK	1,995,932	8.00	2,494,915	10.00	2,888,500	11.58

Minimum capital ratios are subject to a capital conservation buffer. In order to avoid limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers, an institution must hold a capital conservation buffer above its minimum risk-based capital requirements. This capital conservation buffer is calculated as the lowest of the differences between the actual CET1 ratio, Tier 1 Risk-Based Capital Ratio, and Total Risk-Based Capital ratio and the corresponding minimum ratios. At June 30, 2019, the required minimum capital conservation buffer was 2.50%. At June 30, 2019, the capital conservation buffers of the Company and IBERIABANK were 4.33% and 3.70%, respectively.

NOTE 10 – EARNINGS PER SHARE
The computations of basic and diluted earnings per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2019	2018	2019	2018
Earnings Per Common Share - Basic:
Net income	$101,598	$75,124	$201,729	$138,745
Less: Preferred stock dividends	949	949	4,547	4,547
Less: Dividends and undistributed earnings allocated to unvested restricted shares	999	767	1,931	1,409
Earnings allocated to common shareholders - basic	$99,650	$73,408	$195,251	$132,789
Weighted average common shares outstanding	53,345	55,931	53,758	54,780
Earnings per common share - basic	$1.87	$1.31	$3.63	$2.42
Earnings Per Common Share - Diluted:
Earnings allocated to common shareholders - basic	$99,650	$73,408	$195,251	$132,789
Adjustment for undistributed earnings allocated to unvested restricted shares	24	(7)	(21)	(26)
Earnings allocated to common shareholders - diluted	$99,674	$73,401	$195,230	$132,763
Weighted average common shares outstanding	53,345	55,931	53,758	54,780
Dilutive potential common shares	328	356	346	353
Weighted average common shares outstanding - diluted	53,674	56,287	54,104	55,133
Earnings per common share - diluted	$1.86	$1.30	$3.61	$2.41

For the three months ended June 30, 2019 and 2018, the calculations for basic shares outstanding excluded weighted average shares owned by the RRP of 521,591 and 595,856, respectively. For the six months ended June 30 2019 and 2018, the calculations for basic shares outstanding excluded weighted average shares owned by the RRP of 542,769 and 601,018, respectively.
The effects from the assumed exercises of 154,780 and 156,988 stock options were not included in the computation of diluted earnings per share for the three months ended June 30, 2019 and 2018, respectively, because they were antidilutive. For the six months ended June 30, 2019 and 2018, the effects from the assumed exercises of 154,780 and 156,988 stock options, respectively, were not included in the computation of diluted earnings per share because they were antidilutive.

NOTE 11 – SHARE-BASED COMPENSATION
The Company has various types of share-based compensation plans that permit the granting of awards in the form of stock options, restricted stock, restricted share units and phantom stock. These plans are administered by the Compensation Committee of the Board of Directors, which selects persons eligible to receive awards and determines the terms, conditions and other provisions of the awards. At June 30, 2019, awards of 3,448,650 shares could be made under approved incentive compensation plans. The Company issues shares to fulfill stock option exercises and restricted share units and restricted stock awards vesting from available authorized common shares. At June 30, 2019, the Company believes there are adequate authorized shares to satisfy anticipated stock option exercises and restricted share unit and restricted stock award vesting.
Stock option awards
The Company issues stock options under various plans to directors, officers and other key employees. The option exercise price cannot be less than the fair value of the underlying common stock as of the date of the option grant and the maximum option term cannot exceed ten years.
The following table represents the activity related to stock options during the periods indicated:

	Number of Shares	Weighted Average Exercise Price
Outstanding options, December 31, 2017	686,366	$58.24
Granted	96,507	81.99
Exercised	(34,745)	53.48
Forfeited or expired	(22,524)	66.80
Outstanding options, June 30, 2018	725,604	$61.36
Exercisable options, June 30, 2018	505,477	$56.55

Outstanding options, December 31, 2018	714,420	$61.41
Granted	127,090	70.34
Exercised	(21,575)	53.98
Forfeited or expired	(8,787)	70.80
Outstanding options, June 30, 2019	811,148	$62.90
Exercisable options, June 30, 2019	561,789	$58.26

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option awards. The following weighted-average assumptions were used for option awards issued during the following periods:

	For the Six Months Ended June 30,
	2019	2018
Expected dividends	2.3%	1.8%
Expected volatility	24.5%	24.3%
Risk-free interest rate	2.5%	2.7%
Expected term (in years)	5.7	5.8
Weighted-average grant-date fair value	$14.44	$18.44

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

The following table represents the compensation expense that is included in non-interest expense and related income tax benefits in the accompanying consolidated statements of comprehensive income related to stock options for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Compensation expense related to stock options	$336	$319	$685	$631
Income tax benefit related to stock options	24	23	50	46

At June 30, 2019, there was $2.7 million of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 2.9 years.
Restricted stock awards
The Company issues restricted stock under various plans for certain officers and directors. The restricted stock awards may not be sold or otherwise transferred until certain restrictions have lapsed. The holders of the restricted stock receive dividends and have the right to vote the shares. The compensation expense for these awards is determined based on the market price of the Company's common stock at the date of grant applied to the total number of shares granted and is recognized over the vesting period (generally three to five years). As of June 30, 2019 and 2018, unrecognized share-based compensation expense associated with these awards totaled $28.1 million and $35.5 million, respectively. The unrecognized compensation expense related to restricted stock awards at June 30, 2019 is expected to be recognized over a weighted-average period of 1.4 years.
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
The following table represents the compensation expense that was included in non-interest expense and related income tax benefits in the accompanying consolidated statements of comprehensive income related to restricted stock awards and restricted share units for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Compensation expense related to restricted stock awards and restricted share units	$5,931	$4,927	$11,154	$9,349
Income tax benefit related to restricted stock awards and restricted share units	1,245	1,035	2,342	1,963

The following table represents unvested restricted stock award and restricted share unit activity for the following periods:

	For the Six Months Ended June 30,
	2019	2018
Number of shares at beginning of period	700,628	738,187
Granted	212,038	224,170
Forfeited	(15,199)	(56,653)
Vested	(199,156)	(138,952)
Number of shares at end of period	698,311	766,752

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
The following table represents compensation expense recorded for phantom stock based on the number of share equivalents vested at June 30 of the periods indicated and the current market price of the Company’s stock at that time:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Compensation expense related to phantom stock	$2,451	$2,017	$5,645	$5,013

The following table represents phantom stock award activity during the periods indicated:

(in thousands)	Number of share equivalents (1)	Value of share equivalents (2)
Balance, December 31, 2017	393,844	$30,523
Granted	140,804	10,673
Forfeited share equivalents	(45,821)	3,473
Vested share equivalents	(126,019)	10,519
Balance, June 30, 2018	362,808	$27,501

Balance, December 31, 2018	353,407	$22,717
Granted	174,991	13,273
Forfeited share equivalents	(20,407)	1,548
Vested share equivalents	(101,318)	7,647
Balance, June 30, 2019	406,673	$30,846

(1)	Number of share equivalents includes all reinvested dividend equivalents for the periods indicated.

(2)
Except for share equivalents at the beginning of each period, which are based on the value at that time, and vested share payments, which are based on the cash paid at the time of vesting, the value of share equivalents is calculated based on the market price of the Company’s stock at the end of the respective periods. The market price of the Company’s stock was $75.85 and $75.80 on June 30, 2019, and 2018, respectively.

NOTE 12 – FAIR VALUE MEASUREMENTS
Recurring fair value measurements
The following table presents information about the Company's assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 and their classification within the fair value hierarchy. See Note 1, Summary of Significant Accounting Policies, in the Annual Report on Form 10-K for the year ended December 31, 2018, for a description of how fair value measurements are determined.

	June 30, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale	$—	$4,455,308	$—	$4,455,308
Mortgage loans held for sale	—	187,987	—	187,987
Mortgage loans held for investment, at fair value option	—	—	1,945	1,945
Derivative instruments	—	107,747	—	107,747
Total	$—	$4,751,042	$1,945	$4,752,987
Liabilities
Derivative instruments	$—	$12,599	$—	$12,599
Total	$—	$12,599	$—	$12,599

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale	$—	$4,783,579	$—	$4,783,579
Mortgage loans held for sale	—	107,734	—	107,734
Mortgage loans held for investment, at fair value option	—	—	3,143	3,143
Derivative instruments	—	27,048	—	27,048
Total	$—	$4,918,361	$3,143	$4,921,504
Liabilities
Derivative instruments	$—	$22,124	$—	$22,124
Total	$—	$22,124	$—	$22,124

During the six months ended June 30, 2019, there were no transfers between the Level 1 and Level 2 fair value categories.

Non-recurring fair value measurements
The Company holds certain assets that are measured at fair value, but only in certain circumstances, such as impairment. The following table presents information about the Company's assets that are measured at fair value and still held as of June 30, 2019 and December 31, 2018 for which a non-recurring fair value adjustment was recorded during the periods then ended. See Note 1, Summary of Significant Accounting Policies, in the Annual Report on Form 10-K for the year ended December 31, 2018, for a description of how fair value measurements are determined.

	June 30, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$—	$—	$73,003	$73,003
OREO, net	—	—	5,076	5,076
Total	$—	$—	$78,079	$78,079

	December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$—	$—	$65,914	$65,914
OREO, net	—	—	6,433	6,433
Total	$—	$—	$72,347	$72,347

The tables above exclude the initial measurement of assets and liabilities that were acquired as part of business combinations. These assets and liabilities were recorded at their fair value upon acquisition in accordance with GAAP and were not re-measured during the periods presented unless specifically required by GAAP. Acquisition date fair values represent either Level 2 fair value measurements (investment securities, deposits, and premises and equipment) or Level 3 fair value measurements (loans, core deposit intangible assets, and debt). Refer to Note 3, Acquisition Activity, in the Annual Report on Form 10-K for the year ended December 31, 2018, for further detail.
The Company did not record any liabilities at fair value for which measurement of the fair value was made on a non-recurring basis as of June 30, 2019 and December 31, 2018.
Fair value option
The Company has elected the fair value option for originated residential mortgage loans held for sale, which allows for a more effective offset of the changes in fair values of the loans and the derivative instruments used to hedge them without the burden of complying with the requirements for hedge accounting. The Company also has a portion of mortgage loans held for investment for which the fair value option was elected upon origination and which continue to be accounted for at fair value at June 30, 2019 and December 31, 2018, respectively.
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for mortgage loans held for sale and mortgage loans held for investment measured at fair value:

	June 30, 2019			December 31, 2018
(in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Unpaid Principal
Mortgage loans held for sale, at fair value	$187,987	$181,067	$6,920	$107,734	$104,345	$3,389
Mortgage loans held for investment, at fair value	1,945	2,099	(154)	3,143	3,595	(452)

Interest income on mortgage loans held for sale and mortgage loans held for investment at fair value option is recognized based on contractual rates and is reflected in interest income on loans held for sale in the consolidated statements of comprehensive income. The following table details net gains (losses) resulting from the change in fair value of loans that were recorded in mortgage income in the consolidated statements of comprehensive income for the three and six months ended June 30, 2019 and 2018. The changes in fair value are mostly offset by economic hedging activities, with an insignificant portion of these changes attributable to changes in instrument-specific credit risk.

	Net Gains (Losses) Resulting From Changes in Fair Value
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Fair value option
Mortgage loans held for sale, at fair value	$2,879	$(331)	$3,531	$(1,472)
Mortgage loans held for investment, at fair value	(104)	(172)	87	(921)

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

		June 30, 2019
(in thousands)		Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Measurement Category
Fair Value
	Financial Assets
	Securities available for sale	$4,455,308	$4,455,308	$—	$4,455,308	$—
	Mortgage loans held for sale	187,987	187,987	—	187,987	—
	Mortgage loans held for investment, at fair value option	1,945	1,945	—	—	1,945
	Derivative instruments	107,747	107,747	—	107,747	—

	Financial Liabilities
	Derivative instruments	12,599	12,599	—	12,599	—

Amortized Cost
	Financial Assets
	Cash and cash equivalents	$789,315	$789,315	$789,315	$—	$—
	Securities held to maturity	192,917	198,012	—	198,012	—
	Loans and leases, carried at amortized cost, net of unearned income and allowance for loan and lease losses	23,206,980	22,939,128	—	—	22,939,128

	Financial Liabilities
	Deposits	24,295,331	24,295,695	—	24,295,695	—
	Short-term borrowings	997,507	997,507	184,507	813,000	—
	Long-term debt	1,374,759	1,381,572	—	—	1,381,572

		December 31, 2018
(in thousands)		Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Measurement Category
Fair Value
	Financial Assets
	Securities available for sale	$4,783,579	$4,783,579	$—	$4,783,579	$—
	Mortgage loans held for sale	107,734	107,734	—	107,734	—
	Mortgage loans held for investment, at fair value option	3,143	3,143	—	—	3,143
	Derivative instruments	27,048	27,048	—	27,048	—

	Financial Liabilities
	Derivative instruments	22,124	22,124	—	22,124	—

Amortized Cost
	Financial Assets
	Cash and cash equivalents	$690,453	$690,453	$690,453	$—	$—
	Securities held to maturity	207,446	204,277	—	204,277	—
	Loans and leases, carried at amortized cost, net of unearned income and allowance for loan and lease losses	22,376,101	22,088,236	—	—	22,088,236

	Financial Liabilities
	Deposits	23,763,431	23,752,139	—	23,752,139	—
	Short-term borrowings	1,482,882	1,482,882	315,882	1,167,000	—
	Long-term debt	1,166,151	1,154,062	—	—	1,154,062

The fair value estimates presented herein are based upon pertinent information available to management as of June 30, 2019 and December 31, 2018. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since these dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

•	Elimination of investment in subsidiary balances on certain operating segments included in total and average segment assets; and

•	Elimination of intercompany due to and due from balances on certain operating segments that are included in total and average segment assets.

	Three Months Ended June 30, 2019
(in thousands)	IBERIABANK	Mortgage	LTC	Consolidated
Interest and dividend income	$334,055	$1,912	$—	$335,967
Interest expense	80,628	—	—	80,628
Net interest income	253,427	1,912	—	255,339
Provision for (reversal of) credit losses	10,742	13	—	10,755
Mortgage income	—	18,444	—	18,444
Title revenue	—	—	6,895	6,895
Other non-interest income (expense)	33,496	(10)	—	33,486
Allocated expenses (income)	(4,414)	3,250	1,164	—
Non-interest expense	151,139	13,590	4,889	169,618
Income before income tax expense	129,456	3,493	842	133,791
Income tax expense	31,134	836	223	32,193
Net income	$98,322	$2,657	$619	$101,598
Total loans, leases, and loans held for sale, net of unearned income	$23,330,738	$212,560	$—	$23,543,298
Total assets	31,165,205	255,106	26,221	31,446,532
Total deposits	24,279,416	15,915	—	24,295,331
Average assets	31,024,832	221,891	25,099	31,271,822

	Three Months Ended June 30, 2018
(in thousands)	IBERIABANK	Mortgage	LTC	Consolidated
Interest and dividend income	$302,387	$1,436	$—	$303,823
Interest expense	47,710	—	—	47,710
Net interest income	254,677	1,436	—	256,113
Provision for (reversal of) credit losses	7,715	(19)	—	7,696
Mortgage income	—	13,721	—	13,721
Title revenue	—	—	6,846	6,846
Other non-interest income (expense)	33,481	(105)	(3)	33,373
Allocated expenses (income)	(3,873)	2,868	1,005	—
Non-interest expense	179,831	11,966	4,979	196,776
Income before income tax expense	104,485	237	859	105,581
Income tax expense	30,211	17	229	30,457
Net income	$74,274	$220	$630	$75,124
Total loans, leases, and loans held for sale, net of unearned income	$22,026,914	$127,712	$—	$22,154,626
Total assets	29,928,360	173,415	24,387	30,126,162
Total deposits	23,419,382	11,076	—	23,430,458
Average assets	29,599,468	148,210	23,174	29,770,852

	Six Months Ended June 30, 2019
(in thousands)	IBERIABANK	Mortgage	LTC	Consolidated
Interest and dividend income	$658,699	$3,351	$1	$662,051
Interest expense	156,228	—	—	156,228
Net interest income	502,471	3,351	1	505,823
Provision for (reversal of) credit losses	24,565	(47)	—	24,518
Mortgage income	—	30,293	—	30,293
Title revenue	—	—	12,120	12,120
Other non-interest income (expense)	68,959	(22)	(16)	68,921
Allocated expenses (income)	(6,447)	4,750	1,697	—
Non-interest expense	294,894	24,131	9,346	328,371
Income before income tax expense	258,418	4,788	1,062	264,268
Income tax expense	61,109	1,143	287	62,539
Net income	$197,309	$3,645	$775	$201,729
Total loans, leases, and loans held for sale, net of unearned income	$23,330,738	$212,560	$—	$23,543,298
Total assets	31,165,205	255,106	26,221	31,446,532
Total deposits	24,279,416	15,915	—	24,295,331
Average assets	30,838,856	190,205	24,811	31,053,872

	Six Months Ended June 30, 2018
(in thousands)	IBERIABANK	Mortgage	LTC	Consolidated
Interest and dividend income	$571,162	$3,203	$1	$574,366
Interest expense	85,364	—	—	85,364
Net interest income	485,798	3,203	1	489,002
Provision for (reversal of) credit losses	15,931	(24)	—	15,907
Mortgage income	—	23,316	—	23,316
Title revenue	—	—	11,873	11,873
Other non-interest income (expense)	63,387	(67)	(3)	63,317
Allocated expenses (income)	(5,352)	4,034	1,318	—
Non-interest expense	351,422	23,882	9,543	384,847
Income (loss) before income tax expense	187,184	(1,440)	1,010	186,754
Income tax expense (benefit)	48,751	(393)	(349)	48,009
Net income (loss)	$138,433	$(1,047)	$1,359	$138,745
Total loans, leases, and loans held for sale, net of unearned income	$22,026,914	$127,712	$—	$22,154,626
Total assets	29,928,360	173,415	24,387	30,126,162
Total deposits	23,419,382	11,076	—	23,430,458
Average assets	28,766,655	166,872	22,535	28,956,062

NOTE 15 – COMMITMENTS AND CONTINGENCIES
Off-balance sheet commitments
In the normal course of business, to meet the financing needs of its customers, the Company is a party to credit-related financial instruments, with risk not reflected in the consolidated financial statements. These financial instruments include commitments to extend credit, standby letters of credit, and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The credit policies used for these commitments are consistent with those used for on-balance sheet instruments. The Company’s exposure to credit loss in the event of non-performance by its customers under such commitments or letters of credit represents the contractual amount of the financial instruments as indicated in the table below. At June 30, 2019 and December 31, 2018, the fair value of guarantees under commercial and standby letters of credit was $2.4 million. This fair value will decrease as the existing commercial and standby letters of credit approach their expiration dates.
At June 30, 2019 and December 31, 2018, respectively, the Company had the following financial instruments outstanding and related reserves, whose contract amounts represent credit risk:

(in thousands)	June 30, 2019	December 31, 2018
Commitments to extend credit	$690,267	$642,162
Unfunded commitments under lines of credit	7,149,479	6,883,963
Commercial and standby letters of credit	246,622	240,436
Reserve for unfunded lending commitments	15,281	14,830

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

In July of 2016, the Company received a subpoena from the Office of Inspector General of the U.S. Department of Housing and Urban Development (“HUD”) requesting information on certain previously originated loans insured by the Federal Housing Administration ("FHA") as well as other documents regarding the Company's FHA-related policies and practices. After the Company complied with the subpoena, attorneys from the Department of Justice (“DOJ”) informed the Company in late March of 2017 that a civil qui tam suit had been filed against the Company in federal court involving the subject matter of the HUD subpoena. The HUD lawsuit was settled on December 11, 2017 in the amount of $11.7 million. On February 2, 2018, IBERIABANK filed a lawsuit in the United States District Court for the Eastern District of Louisiana (New Orleans) against Illinois Union Insurance Company and Travelers Casualty and Surety Company of America in an effort to recover the $11.7 million it paid to settle the HUD matter. IBERIABANK filed that lawsuit to recover the insurance proceeds to which it claims to be entitled under certain Bankers’ Professional Liability insurance policies issued by defendants Illinois Union and Travelers. More specifically, IBERIABANK alleges that the insurers have failed to honor their obligations under the policies to pay IBERIABANK’s losses in connection with the $11.7 million settlement of disputed allegations relating to IBERIABANK’s professional services in connection with certain mortgage loans insured by the FHA. The judge in the federal lawsuit granted motion for summary judgment thereby dismissing the case. The Company has appealed that decision to the United States Court of Appeals for the Fifth Circuit. The appeal seeks reversal of the summary judgment such that the case can be remanded to the district court in an effort to recover the $11.7 million the Company is suing to recover.
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
As of the date of this filing, the Company believes the amount of losses associated with legal proceedings that it is reasonably possible to incur above amounts already accrued and reported as of June 30, 2019 is not material.

NOTE 16 – RELATED PARTY TRANSACTIONS
In the ordinary course of business, the Company may execute transactions with various related parties. Examples of such transactions may include lending or deposit arrangements, transfers of financial assets, services for administrative support, and other miscellaneous items.
The Company has granted loans to executive officers and directors and their affiliates. These loans, including the related principal additions, principal payments, and unfunded commitments are not material to the consolidated financial statements at June 30, 2019 and December 31, 2018. There were no outstanding loans to such related parties classified as non-accrual, past due, or troubled debt restructurings at June 30, 2019.
Deposits from related parties held by the Company were not material at June 30, 2019 and December 31, 2018.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is intended to assist readers in understanding the consolidated financial condition and results of operations of IBERIABANK Corporation and its wholly-owned subsidiaries (collectively, the “Company”) as of and for the period ended June 30, 2019, and updates the Annual Report on Form 10-K for the year ended December 31, 2018. This discussion should be read in conjunction with the unaudited consolidated financial statements, accompanying footnotes and supplemental financial data included herein. The emphasis of this discussion will be amounts as of June 30, 2019 compared to December 31, 2018 for the balance sheets and the three and six months ended June 30, 2019 compared to June 30, 2018 for the statements of comprehensive income. Certain amounts in prior year presentations have been reclassified to conform to the current year presentation.
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
Quarterly Financial Performance Summary:

•
Net income available to common shareholders for the quarter ended June 30, 2019 totaled $100.6 million, or $1.86 diluted EPS, compared to $74.2 million, or $1.30 diluted EPS, for the same period of 2018. Non-GAAP core EPS, which excludes merger-related costs and other items disclosed in Table 17 - Non-GAAP measures, was $1.87 for the second quarter of 2019 compared to $1.71 for the same period of 2018.

•
Net interest income was $255.3 million for the second quarter of 2019, a $0.8 million, or 0.3%, decrease compared to the same quarter of 2018. Net interest margin on a tax-equivalent basis decreased 19 basis points to 3.57% from 3.76%, primarily attributable to a higher cost of funds in the second quarter of 2019.

•
The Company recorded a provision for credit losses of $10.8 million for the quarter ended June 30, 2019, a $3.1 million increase from the provision recorded for the same period of 2018, primarily driven by loan growth when comparing the periods.

•	Non-interest income increased $4.9 million, or 9%, to $58.8 million during the quarter ended June 30, 2019. This increase was primarily driven by higher mortgage income when comparing the periods.

•
Non-interest expense for the second quarter of 2019 decreased $27.2 million, or 14%, to $169.6 million compared to the same period of 2018. This decrease was primarily the result of a decrease in impairment of long-lived assets and other losses due to branch consolidations and closures that took place during the second quarter of 2018 and a decline in salaries and employee benefits expense.

•
The Company recorded income tax expense of $32.2 million and $30.5 million, respectively, for the quarters ended June 30, 2019 and 2018, which resulted in an effective income tax rate of 24.1% and 28.8%, respectively.

Year-to-Date Financial Performance Summary:

•
Net income available to common shareholders for the six months ended June 30, 2019 totaled $197.2 million, or $3.61 diluted EPS, compared to $134.2 million, or $2.41 diluted EPS, for the same period of 2018. Non-GAAP core EPS, which excludes merger-related costs and other items disclosed in Table 17 - Non-GAAP measures, was $3.59 in the first half of 2019 compared to $3.09 for the same period of 2018.

•
Net interest income was $505.8 million for the first half of 2019, a $16.8 million, or 3%, increase compared to the same period of 2018. Net interest margin on a tax-equivalent basis decreased 14 basis points to 3.58% from 3.72%, primarily attributable to a higher cost of funds in 2019.

•
The Company recorded a provision for credit losses of $24.5 million for the first half of 2019, an $8.6 million increase from the provision recorded for the same period of 2018, primarily driven by loan growth when comparing the periods.

•
Non-interest income increased $12.8 million, or 13%, to $111.3 million during the six months ended June 30, 2019. This increase was primarily driven by higher mortgage income and customer swap commissions income.

•
Non-interest expense for the first six months of 2019 decreased $56.5 million, or 15%, to $328.4 million compared to the same period of 2018. This decrease was primarily attributable to a decrease in impairment of long-lived assets and other losses due to branch consolidations and closures that took place during the first six months of 2018 and lower salaries and employee benefits expense due to merger-related costs in 2018.

•
The Company recorded income tax expense of $62.5 million and $48.0 million, respectively, for the six months ended June 30, 2019 and 2018, which resulted in an effective income tax rate of 23.7% and 25.7%, respectively.

Financial Condition Summary:

•	Total assets at June 30, 2019 were $31.4 billion, up $613.5 million, or 2%, from December 31, 2018.

•	Loans increased $835.5 million, or 4%, from December 31, 2018, driven by strong growth in the Energy and Corporate Asset Finance Groups and the Dallas and Atlanta markets.

•	Total deposits increased $531.9 million, or 2%, from December 31, 2018.

•
Credit quality remained strong and stable. Non-performing assets to total assets were 0.60% at June 30, 2019 compared to 0.55% at December 31, 2018. Net charge-offs to average loans and leases, on an annualized basis, decreased one basis point to 0.14% for the six months ended June 30, 2019 compared to 0.15% for the comparable 2018 period.

•
Shareholders’ equity increased $181.7 million, or 4%, from year-end 2018. On April 4, 2019, the Company issued and sold 4.0 million depositary shares of non-cumulative perpetual preferred stock for $96.4 million in net proceeds.

•
During the second quarter of 2019, the Company repurchased 1.8 million common shares for $134.8 million at a weighted average price of $76.59 per common share. For the six months ended June 30, 2019, the Company repurchased 2.1 million common shares for $164.7 million at a weighted average cost of $76.70 per share.

FINANCIAL OVERVIEW
The following table sets forth selected financial ratios and other relevant data used by management to analyze the Company's performance.
TABLE 1—SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

	As of and For the Three Months Ended June 30,
	2019	2018
Key Ratios (1)
Return on average assets	1.30%	1.01%
Core return on average assets (Non-GAAP) (2)	1.31	1.32
Return on average common equity	10.05	7.87
Core return on average tangible common equity (Non-GAAP) (2) (3)	15.58	16.70
Equity to assets at end of period	13.48	12.99
Earning assets to interest-bearing liabilities at end of period	142.78	145.38
Interest rate spread (4)	3.09	3.44
Net interest margin (TE) (4) (5)	3.57	3.76
Non-interest expense to average assets (annualized)	2.18	2.65
Efficiency ratio (6)	54.0	63.5
Core tangible efficiency ratio (TE) (Non-GAAP) (2) (3) (5) (6)	52.0	54.3
Common stock dividend payout ratio	22.6	28.9
Asset Quality Data
Non-performing assets to total assets at end of period (7)	0.60%	0.54%
Allowance for credit losses to non-performing loans at end of period (7)	101.14	107.50
Allowance for credit losses to total loans at end of period	0.69	0.68
Consolidated Capital Ratios
Tier 1 leverage ratio	9.71%	9.54%
Common equity tier 1 (CET1)	10.38	10.72
Tier 1 risk-based capital ratio	11.26	11.27
Total risk-based capital ratio	12.33	12.37

(1)	With the exception of end-of-period ratios, all ratios are based on average daily balances during the respective periods.

(2)	See Table 17 for GAAP to Non-GAAP reconciliations.

(3)	Tangible calculations eliminate the effect of goodwill and acquisition-related intangible assets and the corresponding amortization expense on a tax-effected basis where applicable.

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

(7)
Non-performing loans consist of non-accruing loans and accruing loans 90 days or more past due. Non-performing assets consist of non-performing loans and other real estate owned, including repossessed assets.

ANALYSIS OF RESULTS OF OPERATIONS
Net Interest Income/Net Interest margin
Net interest income is the difference between interest realized on earning assets and interest accrued on interest-bearing liabilities and is also the largest driver of earnings. As such, it is subject to constant scrutiny by management. The rate of return and relative risk associated with earning assets are weighed to determine the appropriateness and mix of earning assets. Additionally, the need for lower cost funding sources is weighed against relationships with clients and future growth opportunities. The Company’s net interest spread, which is the difference between the yields earned on average earning assets and the rates paid on average interest-bearing liabilities, was 3.09% and 3.44%, during the three months ended June 30, 2019 and 2018, respectively, and 3.12% and 3.42% for the six months ended June 30, 2019 and 2018, respectively. The Company’s net interest margin on a taxable equivalent basis, which is net interest income as a percentage of average earning assets, was 3.57% and 3.76%, respectively, for the three months ended June 30, 2019 and 2018, and 3.58% and 3.72%, respectively, for the six months ended June 30, 2019 and 2018.

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
TABLE 2—QUARTERLY AVERAGE BALANCES, NET INTEREST INCOME AND INTEREST YIELDS / RATES

	Three Months Ended June 30,
	2019			2018
(in thousands)	Average Balance	Interest Income/Expense (1)	Yield/ Rate (TE)(2)	Average Balance	Interest Income/Expense (1)	Yield/ Rate (TE)(2)
Earning Assets:
Loans and leases:
Commercial loans and leases	$15,766,423	$205,093	5.24%	$14,631,985	$178,830	4.92%
Residential mortgage loans	4,482,150	49,388	4.41%	4,041,259	47,215	4.67%
Consumer and other loans	2,872,116	42,205	5.89%	3,157,476	44,431	5.64%
Total loans and leases	23,120,689	296,686	5.16%	21,830,720	270,476	4.98%
Mortgage loans held for sale	159,931	1,588	3.97%	72,917	836	4.59%
Investment securities(3)	4,853,858	33,803	2.83%	4,958,769	29,325	2.42%
Other earning assets	639,232	3,890	2.44%	580,477	3,186	2.20%
Total earning assets	28,773,710	335,967	4.70%	27,442,883	303,823	4.46%
Allowance for loan and lease losses	(145,854)			(145,565)
Non-earning assets	2,643,966			2,473,534
Total assets	$31,271,822			$29,770,852
Interest-bearing liabilities
Deposits:
NOW accounts	$4,488,691	$11,623	1.04%	$4,494,064	$8,620	0.77%
Savings and money market accounts	9,014,822	30,845	1.37%	9,146,302	18,434	0.81%
Time deposits	4,156,974	23,398	2.26%	2,719,627	9,105	1.34%
Total interest-bearing deposits (4)	17,660,487	65,866	1.50%	16,359,993	36,159	0.89%
Short-term borrowings	996,606	5,197	2.09%	1,037,473	3,327	1.29%
Long-term debt	1,465,685	9,565	2.62%	1,381,625	8,224	2.39%
Total interest-bearing liabilities	20,122,778	80,628	1.61%	18,779,091	47,710	1.02%
Non-interest-bearing deposits	6,442,217			6,795,878
Non-interest-bearing liabilities	463,803			281,820
Total liabilities	27,028,798			25,856,789
Shareholders’ equity	4,243,024			3,914,063
Total liabilities and shareholders’ equity	$31,271,822			$29,770,852
Net earning assets	$8,650,932			$8,663,792
Net interest income/ Net interest spread		$255,339	3.09%		$256,113	3.44%
Net interest income (TE) / Net interest margin (TE) (1)		$256,677	3.57%		$257,562	3.76%

(1)	Interest income includes loan fees of $0.8 million for the three-month periods ended June 30, 2019 and 2018.

(2)	Fully taxable equivalent (TE) calculations include the tax benefit associated with related income sources that are tax-exempt using a rate of 21%.

(3)	Balances exclude unrealized gains or losses on securities available for sale and the impact of trade date accounting.

(4)	Total deposit costs for the three months ended June 30, 2019 and 2018 were 1.10% and 0.63%, respectively.

TABLE 3—YEAR-TO-DATE AVERAGE BALANCES, NET INTEREST INCOME AND INTEREST YIELDS / RATES

	Six Months Ended June 30,
	2019			2018
(in thousands)	Average Balance	Interest Income/Expense (1)	Yield/ Rate (TE)(2)	Average Balance	Interest Income/Expense (1)	Yield/ Rate (TE)(2)
Earning Assets:
Loans and leases:
Commercial loans and leases	$15,511,456	$399,603	5.22%	$14,361,314	$343,490	4.84%
Residential mortgage loans	4,434,159	97,217	4.38%	3,598,974	81,709	4.54%
Consumer and other loans	2,916,013	84,745	5.86%	3,050,324	83,346	5.51%
Total loans and leases	22,861,628	581,565	5.14%	21,010,612	508,545	4.89%
Mortgage loans held for sale	127,937	2,642	4.13%	90,873	1,990	4.38%
Investment securities(3)	4,952,840	69,928	2.87%	4,901,427	57,419	2.40%
Other earning assets	586,780	7,916	2.72%	629,915	6,412	2.05%
Total earning assets	28,529,185	662,051	4.69%	26,632,827	574,366	4.36%
Allowance for loan and lease losses	(143,398)			(144,934)
Non-earning assets	2,668,085			2,468,169
Total assets	$31,053,872			$28,956,062
Interest-bearing liabilities
Deposits:
NOW accounts	$4,473,746	$23,020	1.04%	$4,429,171	$15,701	0.71%
Savings and money market accounts	9,051,755	59,606	1.33%	8,906,526	33,013	0.75%
Time deposits	4,008,986	43,475	2.19%	2,596,241	15,689	1.22%
Total interest-bearing deposits (4)	17,534,487	126,101	1.45%	15,931,938	64,403	0.82%
Short-term borrowings	1,073,485	10,913	2.05%	1,010,843	5,851	1.17%
Long-term debt	1,464,779	19,214	2.65%	1,379,487	15,110	2.21%
Total interest-bearing liabilities	20,072,751	156,228	1.57%	18,322,268	85,364	0.94%
Non-interest-bearing deposits	6,357,237			6,538,622
Non-interest-bearing liabilities	449,240			278,861
Total liabilities	26,879,228			25,139,751
Shareholders’ equity	4,174,644			3,816,311
Total liabilities and shareholders’ equity	$31,053,872			$28,956,062
Net earning assets	$8,456,434			$8,310,559
Net interest income/ Net interest spread		$505,823	3.12%		$489,002	3.42%
Net interest income (TE) / Net interest margin (TE) (1)		$508,502	3.58%		$491,912	3.72%

(1)	Interest income includes loan fees of $1.8 million and $1.6 million for the six-month periods ended June 30, 2019 and 2018, respectively.

(2)	Fully taxable equivalent (TE) calculations include the tax benefit associated with related income sources that are tax-exempt using a rate of 21%.

(3)	Balances exclude unrealized gains or losses on securities available for sale and the impact of trade date accounting.

(4)	Total deposit costs for the six months ended June 30, 2019 and 2018 were 1.06% and 0.58%, respectively.

Net interest income decreased $0.8 million to $255.3 million in the second quarter of 2019 when compared to the same quarter of 2018. Net interest margin on a tax-equivalent basis decreased 19 basis points to 3.57% from 3.76% when comparing the periods. Net interest income increased $16.8 million, or 3%, to $505.8 million in the first half of 2019 when compared to the same period of 2018. Net interest margin on a tax-equivalent basis decreased 14 basis points to 3.58% from 3.72% when comparing the year-to-date periods. Earning asset yields and funding costs were impacted by four FOMC interest rate increases of 25 basis points each from March 2018 through June 2019.
Interest income increased $32.1 million in the second quarter of 2019 when compared to the same quarter of 2018. Rate changes contributed to 58% of this increase, as the yield on average earning assets rose 24 basis points to 4.70% from 4.46% when comparing the periods. The remaining 42% of the increase was volume-driven from a $1.3 billion, or 5%, increase in average earning assets. Total interest income increased $87.7 million in the first six months of 2019 when compared to the same period of 2018. Rate changes contributed to 54% of this increase, as the yield on average earning assets rose 33 basis points to 4.69% from 4.36% when comparing the periods. The remaining 46% of the increase was volume-driven from a $1.9 billion, or 7%, increase in average earning assets. The drivers of the increases in earning asset yields for both the three and six months ended June 30, 2019 included the repricing of variable rate legacy loans and origination coupons above existing portfolio rates.
Average loans and leases made up 80% of average earning assets for the second quarters of 2019 and 2018, and 80% and 79% for the first six months of 2019 and 2018, respectively. Loan interest income increased $26.2 million, as average loans and leases increased $1.3 billion, or 6%, when comparing the second quarters of 2019 and 2018. On a year-to-date basis, loan interest income increased $73.0 million, as average loans and leases increased $1.9 billion, or 9%. The increases when comparing the quarterly and year-to-date periods were driven by both organic and acquired loan growth. Average loan yields increased 18 basis points when comparing the second quarters of 2019 and 2018 and increased 25 basis points when comparing the year-to-date periods. The increase in loan yields was primarily driven by higher recoveries in the acquired loan portfolio as well as rate increases on variable rate loans.
Average investment securities were 17% and 18% of average earning assets during the three and six months ended June 30, 2019 and 2018, respectively. Interest income from investments increased $4.5 million when comparing the second quarters of 2019 and 2018, and increased $12.5 million when comparing the year-to-date periods.
Interest expense increased $32.9 million when comparing the second quarters of 2019 and 2018, primarily due to a $29.7 million increase in interest expense on deposits. Interest expense increased $70.9 million when comparing the first half of 2019 and 2018, primarily due to a $61.7 million increase in interest expense on deposits. The increases in interest expense were primarily a result of a 61 basis point increase in the rate paid on deposits when comparing the second quarters of 2019 and 2018 and a 63 basis point increase when comparing the year-to-date periods. Deposit costs were driven upward by the repricing of deposits as well as higher rates paid on promotional deposit offerings as a result of market competition. Deposit costs also increased from the impact of acquired Gibraltar deposits, which tended to be higher relative to the Company's legacy business. The Company realized growth of $1.3 billion when compared to the same quarter of 2018 and $1.6 billion when compared to the first half of 2018 in the average balance of interest-bearing deposits, primarily due to time deposit issuances, market growth, and the aforementioned Gibraltar acquired accounts.
Interest expense on the Company's borrowings increased $3.2 million when comparing the second quarters of 2019 and 2018, and $9.2 million when comparing the first half of 2019 and 2018. The increases were a result of both an increase in average borrowings and basis point increases in the cost of average interest-bearing borrowings when comparing the periods.

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
TABLE 4 - SUMMARY OF CHANGES IN NET INTEREST INCOME

	Three months ended June 30, 2019 compared to June 30, 2018			Six months ended June 30, 2019 compared to June 30, 2018

	Change Attributable To			Change Attributable To
(in thousands)	Volume	Rate	Net Increase (Decrease)	Volume	Rate	Net Increase (Decrease)
Earning assets:
Loans and leases:
Commercial loans and leases	$11,818	$14,445	$26,263	$24,693	$31,420	$56,113
Residential mortgage loans	4,958	(2,785)	2,173	18,395	(2,887)	15,508
Consumer and other loans	(3,955)	1,729	(2,226)	(3,598)	4,997	1,399
Mortgage loans held for sale	878	(126)	752	771	(119)	652
Investment securities	(652)	5,130	4,478	585	11,924	12,509
Other earning assets	360	344	704	(289)	1,793	1,504
Net change in income on earning assets	13,407	18,737	32,144	40,557	47,128	87,685
Interest-bearing liabilities:
Deposits:
NOW accounts	(10)	3,013	3,003	160	7,159	7,319
Savings and money market accounts	(226)	12,637	12,411	624	25,969	26,593
Time deposits	6,245	8,048	14,293	11,295	16,491	27,786
Borrowings	1,222	1,989	3,211	3,342	5,824	9,166
Net change in expense on interest-bearing liabilities	7,231	25,687	32,918	15,421	55,443	70,864
Change in net interest income	$6,176	$(6,950)	$(774)	$25,136	$(8,315)	$16,821

Provision for Credit Losses
The provision for credit losses represents the expense necessary to maintain the ACL at a level that in management's judgment is appropriate to absorb probable losses inherent in the portfolio at the balance sheet date.
The provision for credit losses totaled $10.8 million for the second quarter of 2019, a $3.1 million, or 40%, increase compared to the same period in 2018. For the six months ended June 30 2019, the provision for credit losses of $24.5 million was an $8.6 million increase from the comparable 2018 period. The increase in the provision for credit losses was largely due to non-acquisition related loan growth when comparing the periods.
The Company's provision for loan and lease losses covered 156% of net charge-offs in the first six months of 2019 compared to 98% coverage for the same period of 2018.
Refer to the "Asset Quality" section for further discussion on past due loans, non-performing assets, troubled debt restructurings and the allowance for credit losses.

Non-interest Income
The Company's operating results for the three months ended June 30, 2019 included non-interest income of $58.8 million compared to $53.9 million for the same period of 2018, a $4.9 million, or 9%, increase. The increase was primarily attributable to a $4.7 million increase in mortgage income, driven by both an increase in sales volume and favorable fair value adjustments during the second quarter of 2019. Additionally, commission income increased $1.0 million due to an increase in customer swap income. These increases were partially offset by $1.0 million in losses on sales of available-for-sale securities.
On a year-to-date basis, non-interest income totaled $111.3 million compared to $98.5 million for the same period of 2018, a $12.8 million, or 13%, increase. The increase was primarily driven by a $7.0 million increase in mortgage income, the result of both higher margins on the sale of mortgage loans and favorable fair value adjustments. Additionally, commission income increased $4.1 million due to an increase in customer swap income of $4.2 million and an increase in income from bank owned life insurance which increased $1.0 million as a result of additional policies purchased in the third quarter of 2018. These increases were partially offset by $1.0 million in losses on sales of available-for-sale securities.

Non-interest Expense
The Company's operating results for the second quarter of 2019 included non-interest expense of $169.6 million, a decrease of $27.2 million, or14%, when compared to the same period of 2018. For the quarter, the Company’s efficiency ratio was 54.0%, compared to 63.5% in the second quarter of 2018.
Impairment of long-lived assets and other losses decreased $15.2 million, primarily due to branch consolidations and closures that took place in the second quarter of 2018.
In addition, salaries and employee benefits decreased $4.1 million in the second quarter of 2019 when compared to the same period of 2018, as full-time equivalent employees decreased by 125 from efficiency initiatives. Severance, retention, and other merger-related compensation expenses decreased $5.9 million, driven by the Gibraltar acquisition in 2018 and efficiency initiatives. These decreases were offset by merit raises and off-cycle pay increases, higher annual bonus accruals, and higher share-based compensation expense from current period grants.
Other significant decreases in non-interest expense when comparing the second quarter of 2019 to the second quarter of 2018 included:

•	$2.7 million in insurance expense, driven by the removal of a large bank surcharge assessment by the FDIC and a lower assessment rate in 2019;

•	$1.5 million in marketing and business development expense, primarily driven by a decrease in CRA expenses; and

•	$1.3 million in the amortization of acquisition intangibles.
Non-interest expense for the first six months of 2019 totaled $328.4 million, a decrease of $56.5 million, or 15%, from the same period of 2018. On a year-to-date basis, the Company's efficiency ratio decreased from 65.5% in 2018 to 53.2% in 2019.
Impairment of long-lived assets and other losses decreased $22.9 million due to the branch consolidations and closures in 2018.
Salaries and employee benefits decreased $10.4 million in the first half of 2019 when compared to the same period of 2018 as severance, retention, and other merger-related compensation expenses decreased $10.6 million. Additionally, in 2018, the Company awarded certain associates a one-time cash bonus of $2.3 million following the enactment of tax reform legislation. These decreases were offset by higher annual bonus accruals and higher share-based compensation expense.
Insurance expense decreased $5.6 million, driven by the removal of a large bank surcharge assessment by the FDIC and a lower assessment rate in 2019. Decreases of $3.9 million in professional services, $3.2 million in computer services expense, and $2.4 million in net occupancy and equipment expense were the result of system conversion and other merger-related expenses in 2018. Credit and other loan-related expense decreased $2.5 million primarily from lower loan collection expenses, lower mortgage loan servicing fees, and lower credit bureau expenses.

Income Taxes
For the three months ended June 30, 2019 and 2018, the Company recorded income tax expense of $32.2 million and $30.5 million, respectively, which resulted in an effective income tax rate of 24.1% and 28.8%, respectively. For the six months ended June 30, 2019 and 2018, the Company recorded income tax expense of $62.5 million and $48.0 million, respectively, which resulted in an effective income tax rate of 23.7% for the first half of 2019 and 25.7% for the same period of 2018. The decrease in the effective income tax rate was primarily related to the discrete item of $6.6 million in income tax expense recorded during the second quarter of 2018, due to the write-down of deferred tax assets associated with the finalization of purchase accounting for the Sabadell United acquisition and the related impact of the Tax Act on those adjustments.

The difference between the Company's effective tax rate for the three and six months ended June 30, 2019 and 2018 and the U.S. statutory tax rates of 21% primarily relates to tax-exempt income, non-deductible expenses, state income taxes (net of federal income tax benefit), and the recognition of tax credits. The effective tax rate may vary significantly due to fluctuations in the amount and source of pretax income, changes in amounts of non-deductible expenses, and timing of the recognition of tax credits.

The Company is currently under audit by the Internal Revenue Service for the years 2014 to 2017.

ANALYSIS OF FINANCIAL CONDITION
Loans and Leases
The Company had total loans and leases of $23.4 billion at June 30, 2019, an increase of $835.5 million, or 4%, from December 31, 2018. The increase was a result of legacy loan growth of $1.4 billion, or 8%, offset by pay-downs and pay-offs on loans, primarily from prior period acquisitions.
Loans and leases outstanding at June 30, 2019 and December 31, 2018 are presented in the following table.
TABLE 5—SUMMARY OF LOANS

	June 30, 2019		December 31, 2018		$ Change	% Change
(in thousands)	Balance	Mix	Balance	Mix
Commercial loans and leases:
Real estate- construction	$1,342,984	6%	$1,196,366	5%	146,618	12
Real estate- owner-occupied	2,373,143	10	2,395,822	11	(22,679)	(1)
Real estate- non-owner occupied	6,102,143	26	5,796,117	26	306,026	5
Commercial and industrial (1)	6,161,759	26	5,737,017	25	424,742	7
Total commercial loans and leases	15,980,029	68	15,125,322	67	854,707	6

Residential mortgage loans	4,538,194	20	4,359,156	19	179,038	4

Consumer and other loans:
Home equity	2,147,897	9	2,304,694	10	(156,797)	(7)
Other	689,191	3	730,643	4	(41,452)	(6)
Total consumer and other loans	2,837,088	12	3,035,337	14	(198,249)	(7)
Total loans and leases	$23,355,311	100%	$22,519,815	100%	835,496	4

(1)	Includes equipment financing leases

Loan Portfolio Segments
The Company believes its loan portfolio is diversified by product and geography throughout its footprint. Loan growth thus far in 2019 was strongest in the the Energy Group (primarily reserve-based and midstream lending), Corporate Asset Finance Group (equipment financing and leasing business), and the Dallas and Atlanta markets. Loans in the Energy Group increased $284.0 million, or 31% since December 31, 2018. The Corporate Asset Finance Group grew loans and leases $178.0 million, or 35%, thus far in 2019. The Dallas market had loan growth of $99.2 million, or 15%, and the Atlanta market had growth of $95.6 million, or 7%, in the first six months of 2019.
The Company’s loan to deposit ratio was 96% at June 30, 2019 and 95% at December 31, 2018. The percentage of fixed-rate loans to total loans was 37% at June 30, 2019 compared to 39% at the end of 2018.
In order to assess the risk characteristics of the loan portfolio, the Company considers the current U.S. economic environment and that of its primary market areas. See Note 5, Allowance for Credit Losses, to the unaudited consolidated financial statements for credit quality factors by loan portfolio segment.
Commercial Loans and Leases
Total commercial loans and leases increased $854.7 million, or 6%, from December 31, 2018. Commercial loans and leases increased to 68% of the total portfolio at June 30, 2019 compared to 67% at December 31, 2018. Unfunded commitments on commercial loans including approved loan commitments not yet funded were $6.3 billion at June 30, 2019, an increase of $266.7 million, or 4%, when compared to the end of the prior year.

Commercial real estate loans include loans to commercial customers for medium-term financing of land and buildings or for land development or construction of a building. These loans are repaid from revenues through operations of the businesses, rents of properties, sales of properties and refinances. The Company's underwriting standards generally provide for loan terms of three to seven years, with amortization schedules of generally no more than twenty-five years. Low loan-to-value ratios are generally maintained and usually limited to no more than 80% at the time of origination. The commercial real estate portfolio is comprised of approximately 14% construction loans, 24% owner-occupied loans, and 62% non-owner-occupied loans as of June 30, 2019, relatively consistent with 13%, 25%, and 62%, respectively, at December 31, 2018. Commercial real estate loans increased $430.0 million, or 5%, during the first six months of 2019, from loan growth across multiple markets, primarily in the Atlanta, Dallas, South Florida, Naples, and New Orleans markets.
Commercial and industrial ("C&I") loans and leases represent loans to commercial customers to finance general working capital needs, equipment purchases and leases and other projects where repayment is derived from cash flows resulting from business operations. The Company originates C&I loans and leases on a secured and, to a lesser extent, unsecured basis. C&I loans may be term loans or revolving lines of credit. Term loans are generally structured with terms of no more than three to seven years, with amortization schedules of generally no more than fifteen years. C&I term loans and leases are generally secured by equipment, machinery, or other corporate assets. Revolving lines of credit are generally structured as advances upon perfected security interests in accounts receivable and inventory and generally have annual maturities.
As of June 30, 2019, commercial and industrial loans and leases totaled $6.2 billion, a $424.7 million, or 7%, increase from December 31, 2018, driven by growth in the Company's Energy and Corporate Assets Finance Groups. Commercial and industrial loans and leases comprised 26% of the total portfolio at June 30, 2019 and 25% at December 31, 2018.

The following table details the Company’s commercial loans and leases by state.
TABLE 6—COMMERCIAL LOANS AND LEASES BY STATE OF ORIGINATION

(in thousands)	June 30, 2019	December 31, 2018	$ Change	% Change
Louisiana	$3,539,355	$3,521,596	17,759	1
Florida	4,806,650	4,756,957	49,693	1
Alabama	1,354,424	1,289,146	65,278	5
Texas (1)	2,666,869	2,310,642	356,227	15
Georgia	1,139,602	1,078,983	60,619	6
Arkansas	773,333	711,484	61,849	9
Tennessee	548,361	584,119	(35,758)	(6)
New York	51,003	44,026	6,977	16
South Carolina and North Carolina	136,458	92,800	43,658	47
Other (2)	963,974	735,569	228,405	31
Total	$15,980,029	$15,125,322	854,707	6

(1)	Texas loans include $1.2 billion and $911.5 million in Energy Group loans at June 30, 2019 and December 31, 2018, respectively.

(2)	Other loans include primarily equipment financing and corporate asset financing leases, which the Company does not classify by state.

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
Total residential mortgage loans increased $179.0 million, or 4%, compared to December 31, 2018, primarily the result of growth in the Houston, New Orleans, Atlanta, and Tampa markets.
Consumer and Other Loans
The Company offers consumer loans in order to provide a full range of retail financial services to customers in the communities in which it operates. The Company originates substantially all of its consumer loans in its primary market areas. At June 30, 2019, $2.8 billion, or 12%, of the total loan and lease portfolio was comprised of consumer loans, compared to $3.0 billion, or 14%, at the end of 2018.
The majority of the consumer loan portfolio is comprised of home equity loans, which allow customers to borrow against the equity in their home and are secured by a first or second mortgage on the borrower’s residence. Home equity loans were $2.1 billion at June 30, 2019, a decrease of $156.8 million from December 31, 2018. Unfunded commitments related to home equity loans and lines were $1.1 billion at June 30, 2019, an increase of $37.5 million, or 4%, from the end of 2018.
All other consumer loans, which consist of credit card loans, automobile loans and other personal loans, decreased $41.5 million, or 6%, from December 31, 2018, primarily from decreases in other personal loans and indirect automobile loans, a product that is no longer offered.

Additional information on the Company’s consumer loan portfolio is presented in the following tables. For the purposes of Table 8, unscoreable consumer loans have been included with loans with credit scores below 660. Credit scores reflect the most recent information available as of the dates indicated.
TABLE 7—CONSUMER LOANS BY STATE OF ORIGINATION

(in thousands)	June 30, 2019	December 31, 2018	$ Change	% Change
Louisiana	$1,041,315	$1,072,628	(31,313)	(3)
Florida	870,063	956,159	(86,096)	(9)
Alabama	246,993	268,998	(22,005)	(8)
Texas	107,882	126,562	(18,680)	(15)
Georgia	142,027	142,067	(40)	—
Arkansas	206,461	216,817	(10,356)	(5)
Tennessee	69,349	78,013	(8,664)	(11)
New York	43,139	46,146	(3,007)	(7)
South Carolina and North Carolina	1,537	214	1,323	618
Other (1)	108,322	127,733	(19,411)	(15)
Total	$2,837,088	$3,035,337	(198,249)	(7)

(1)	Other loans include primarily credit card and indirect consumer loans, which the Company does not classify by state.
TABLE 8—CONSUMER LOANS BY CREDIT SCORE

(in thousands)	June 30, 2019	December 31, 2018
Above 720	$1,638,048	$1,708,417
660-720	599,563	666,132
Below 660	599,477	660,788
Total consumer loans	$2,837,088	$3,035,337

Mortgage Loans Held for Sale
Mortgage loans held for sale totaled $188.0 million at June 30, 2019, an increase of $80.3 million, or 74%, from $107.7 million at year-end 2018, as originations have outpaced sales activity during the first two quarters of 2019. The Company continues to sell the majority of conforming mortgage loan originations in the secondary market rather than assume the interest rate risk associated with these longer term assets. Upon the sale, the Company retains servicing on a limited portion of these loans. Loans held for sale have primarily been fixed-rate single-family residential mortgage loans under contracts to be sold in the secondary market. In most cases, loans in this category are sold within thirty days of closing. Buyers generally have recourse to return a purchased loan to the Company under limited circumstances.
See Note 1, Summary of Significant Accounting Policies, in the Annual Report on Form 10-K for the year ended December 31, 2018, for further discussion.
Investment Securities
Investment securities decreased $342.8 million, or 7%, since December 31, 2018 to $4.6 billion at June 30, 2019, primarily due to sales of available-for-sale securities, partially offset by favorable fair value adjustments. Approximately 96% of the Company's investment portfolio is in available-for-sale securities, which experience unrealized gains when interest rates fall. Investment securities approximated 15% and 16% of total assets at June 30, 2019 and December 31, 2018, respectively.

All of the Company's mortgage-backed securities were issued by government-sponsored enterprises at June 30, 2019 and December 31, 2018. The Company does not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, or structured investment vehicles, nor does it hold any private label collateralized mortgage obligations, subprime, Alt-A, sovereign debt, or second lien elements in its investment portfolio. At June 30, 2019 and December 31, 2018, the Company's investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.
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
Non-performing Assets and Troubled Debt Restructurings
The Company defines non-performing assets as non-accrual loans, accruing loans more than 90 days past due, OREO, and foreclosed property. Management continuously monitors and transfers loans to non-accrual status when warranted.
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

The following table sets forth the composition of the Company’s non-performing assets and TDRs for the periods indicated.
TABLE 9—NON-PERFORMING ASSETS AND TROUBLED DEBT RESTRUCTURINGS

(in thousands)	June 30, 2019	December 31, 2018	$ Change	% Change
Non-accrual loans and leases:
Commercial	$87,752	$85,112	2,640	3
Mortgage	50,046	30,396	19,650	65
Consumer and other	21,194	21,676	(482)	(2)
Total non-accrual loans and leases	158,992	137,184	21,808	16
Accruing loans and leases 90 days or more past due	851	2,128	(1,277)	(60)
Total non-performing loans and leases (2) (3)	159,843	139,312	20,531	15
OREO and foreclosed property (1)	28,106	30,394	(2,288)	(8)
Total non-performing assets	187,949	169,706	18,243	11
Performing troubled debt restructurings	75,614	80,807	(5,193)	(6)
Total non-performing assets and performing troubled debt restructurings	$263,563	$250,513	13,050	5
Non-performing loans and leases to total loans and leases (3)	0.68%	0.62%
Non-performing assets to total assets	0.60%	0.55%
Non-performing assets and performing troubled debt restructurings to total assets (1)	0.84%	0.81%
Allowance for credit losses to non-performing loans and leases	101.14%	111.55%
Allowance for credit losses to total loans and leases	0.69%	0.69%

(1)	OREO and foreclosed property at June 30, 2019 and December 31, 2018 include $4.4 million and $9.0 million, respectively, of former bank properties held for development or resale.

(2)	Total non-performing loans and leases for June 30, 2019 and December 31, 2018 include $57.9 million and $61.5 million, respectively, of non-performing troubled debt restructurings.

(3)
Non-performing loans exclude acquired impaired loans, even if contractually past due or if the Company does not expect to receive payment in full, as the Company is currently accreting interest income over the expected life of the loans.

Total non-performing assets increased $18.2 million, or 11%, compared to December 31, 2018, as non-performing loans and leases increased $20.5 million and OREO and foreclosed property decreased $2.3 million. Non-performing loans and leases increased 15% primarily driven by an increase in non-accrual mortgage loans, as a small number of mortgage loans moved to non-accrual in 2019.
Non-performing loans and leases were 0.68% of the total portfolio at June 30, 2019, 6 basis points higher than at December 31, 2018. Total non-performing assets were 0.60% of total assets at June 30, 2019, 5 basis points higher than at December 31, 2018.
The Company’s classified commercial loans totaled $182.4 million, or 0.58% of assets and 1.14% of total commercial loans. At December 31, 2018, classified commercial loans totaled $182.1 million, or 0.59% of assets and 1.20% of total commercial loans.
In addition to the problem loans described above, there were $138.8 million of commercial loans classified as special mention at June 30, 2019, which in management’s opinion were subject to potential future rating downgrades. Special mention loans have potential weaknesses that, if left uncorrected, may result in deterioration of the Company's credit position at some future date. Special mention loans decreased $18.5 million, or 12%, from year end 2019, and were 0.87% of total commercial loans at June 30, 2019 and 1.04% at December 31, 2018.

Past Due and Non-accrual Loans
Past due status is based on the contractual terms of loans. Total past due and non-accrual loans were 0.87% of total loans and leases at June 30, 2019 compared to 0.87% at December 31, 2018. Additional information on past due loans and leases is presented in the following table.
TABLE 10—PAST DUE AND NON-ACCRUAL LOAN SEGREGATION (1)

	June 30, 2019		December 31, 2018
(in thousands)	Amount	% of Outstanding Balance	Amount	% of Outstanding Balance	$ Change	% Change
Accruing loans and leases
30-59 days past due	$27,981	0.12	$38,579	0.17	(10,598)	(27)
60-89 days past due	15,040	0.07	18,753	0.08	(3,713)	(20)
90-119 days past due	851	0.00	2,128	0.01	(1,277)	(60)
120 days past due or more	—	—	—	—	—	—
	43,872	0.19	59,460	0.26	(15,588)	(26)
Non-accrual loans and leases	158,992	0.68	137,184	0.61	21,808	16
Total past due and non-accrual loans and leases	$202,864	0.87	$196,644	0.87	6,220	3

(1)
Past due and non-accrual loan amounts exclude acquired impaired loans, even if contractually past due or if the Company does not expect to receive payment in full, as the Company is currently accreting interest income over the expected life of the loans.

Total past due and non-accrual loans and leases increased $6.2 million from December 31, 2018 to $202.9 million at June 30, 2019. The change was due to an increase of $21.8 million in non-accrual loans, primarily from mortgage loans, largely offset by a $15.6 million decrease in accruing past due loans. The decrease in accruing past due loans was primarily a result of payments on loans 30-59 days past due. Of the total accruing past due loans, 64% were past due less than 60 days compared to 65% at December 31, 2018, and 98% were past due less than 90 days compared to 96% at year-end 2018.
Allowance for Credit Losses
The allowance for credit losses represents management’s best estimate of probable credit losses inherent at the balance sheet date. Determination of the allowance for credit losses involves a high degree of complexity and requires significant judgment. Several factors are taken into consideration in the determination of the overall allowance for credit losses. Based on facts and circumstances available, management of the Company believes that the allowance for credit losses was appropriate at June 30, 2019 to cover probable losses in the Company’s loan portfolio. However, future adjustments to the allowance may be necessary, and the results of operations could be adversely affected, if circumstances differ substantially from the assumptions used by management in determining the allowance for credit losses. See “Application of Critical Accounting Policies and Estimates” included in MD&A and Note 1, Summary of Significant Accounting Policies, in the Annual Report on Form 10-K for the year ended December 31, 2018 for more information.

The following table sets forth the activity in the Company’s allowance for credit losses for the six-month periods ended June 30, 2019 and 2018.
TABLE 11—SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR CREDIT LOSSES

(in thousands)	June 30, 2019	June 30, 2018
Allowance for loan and lease losses at beginning of period	$140,571	$140,891
Provision for loan and lease losses	24,067	15,581
Transfer of balance to OREO and other	(2,863)	(3,943)
Charge-offs	(19,194)	(22,734)
Recoveries	3,805	6,781
Allowance for loan and lease losses at end of period	146,386	136,576

Reserve for unfunded commitments at beginning of period	14,830	13,208
Balance created in acquisition accounting	—	900
Provision for unfunded lending commitments	451	325
Reserve for unfunded lending commitments at end of period	15,281	14,433
Allowance for credit losses at end of period	$161,667	$151,009
The allowance for credit losses totaled $161.7 million at June 30, 2019 compared to $155.4 million at December 31, 2018. The allowance for credit losses was 0.69% of total loans and leases at both June 30, 2019 and December 31, 2018. The increase in the allowance for credit losses was primarily the result of organic loan growth during the current period.
Net charge-offs during the six months ended June 30, 2019 were $15.4 million, a decrease of $0.6 million from the comparable 2018 period. Net charge-offs were 0.14% of average loans and leases on an annualized basis for the six months ended June 30 2019 compared to 0.15% for the comparable 2018 period. The provision for loan and lease losses covered 156% and 98% of net charge-offs for the first six months of 2019 and 2018, respectively.
At June 30, 2019 and December 31, 2018, the ALLL covered 92% and 101% of total non-performing loans and leases, respectively.
FUNDING SOURCES
Deposits, both those obtained from clients in its primary market areas and those acquired, are the Company's principal source of funds for use in lending and other business purposes. The Company attracts local deposit accounts by offering a wide variety of products, competitive interest rates and convenient branch office locations and service hours, as well as on-line banking services at www.iberiabank.com and www.virtualbank.com. Increasing core deposits is a continuing focus of the Company and has been accomplished through the development of client relationships and acquisitions. Short-term and long-term borrowings are also important funding sources for the Company. Other funding sources include subordinated debt and shareholders’ equity. Refer to the “Liquidity and Other Off-Balance Sheet Activities” section below for further discussion of the Company’s sources and uses of funding. The following discussion highlights the major changes in the mix of deposits and other funding sources during the first six months of 2019.
Deposits
Total deposits increased $531.9 million, or 2%, to $24.3 billion at June 30, 2019, from $23.8 billion at December 31, 2018, primarily driven by a $581.1 million increase in brokered and reciprocal deposits.

The following table sets forth the composition of the Company’s deposits as of the dates indicated.
TABLE 12—DEPOSIT COMPOSITION BY PRODUCT

	June 30, 2019		December 31, 2018
(in thousands)	Ending Balance	Mix	Ending Balance	Mix	$ Change	% Change
Non-interest-bearing deposits	$6,474,394	26%	$6,542,490	28%	(68,096)	(1)
NOW accounts	4,610,577	19	4,514,113	19	96,464	2
Money market accounts	8,192,752	34	8,237,291	35	(44,539)	(1)
Savings accounts	702,711	3	828,914	3	(126,203)	(15)
Time deposits	4,314,897	18	3,640,623	15	674,274	19
Total deposits	$24,295,331	100%	$23,763,431	100%	531,900	2
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
The Company also enters into repurchase agreements to facilitate customer transactions that are accounted for as secured borrowings. These transactions typically involve the receipt of deposits from customers that the Company collateralizes with its investment portfolio and had an average rate of 42.4 basis points as of June 30, 2019.
Total short-term borrowings decreased $485.4 million, or 33%, from December 31, 2018, to $1.0 billion at June 30, 2019, primarily due to net advance repayments on short-term FHLB advances. On a period-end basis, short-term borrowings were 4% of total liabilities and 42% of total borrowings at June 30, 2019 compared to 6% and 56%, respectively, at December 31, 2018.
On a quarter-to-date average basis, short-term borrowings decreased $40.9 million, or 4%, from the second quarter of 2018. On a quarter-to-date average basis, short-term borrowings were 4% of total liabilities and 40% of total borrowings in the second quarter of 2019, compared to 4% and 43%, respectively, during the same period of 2018.
Long-term Debt
Long-term debt increased $208.6 million, or 18%, from December 31, 2018, to $1.4 billion at June 30, 2019, primarily due to additional long-term FHLB advances made in the first quarter of 2019. On a period-end basis, long-term debt was 5% and 4% of total liabilities at June 30, 2019 and December 31, 2018, respectively.
On a quarter-to-date average basis, long-term debt increased to $1.5 billion in the second quarter of 2019, $84.1 million, or 6%, higher than the second quarter of 2018, mainly due to higher levels of long-term FHLB advances held by the Company in the first half of 2019. Average long-term debt was 5% of average total liabilities during the second quarter of both 2019 and 2018.
Long-term debt at June 30, 2019 included $1.2 billion in fixed-rate advances from the FHLB of Dallas that cannot be prepaid without incurring substantial penalties. The remaining debt consisted of $120.1 million of the Company’s junior subordinated debt and $60.0 million in notes payable on investments in new market tax credit entities.

CAPITAL RESOURCES

Shareholders' Equity

Shareholders' equity increased $181.7 million, or 4%, during the first half of 2019. Shareholders' equity at June 30, 2019 includes undistributed income to common shareholders of $151.0 million during the period. In addition, during the second quarter of 2019, the Company issued and sold an aggregate of 4,000,000 depositary shares, each representing a 1/400th ownership interest in a share of the Company’s 6.100% Fixed-to-Floating Non-Cumulative Perpetual Preferred Stock, Series D, par value $1.00 per share, for $96.4 million in net proceeds. See Note 9, Shareholders' Equity, Capital Ratios, and Other Regulatory Matters, to the unaudited consolidated financial statements for more information. Shareholders' equity also increased during the period from an increase in accumulated other comprehensive income of $89.8 million, primarily resulting from unrealized gains on the Company's available-for-sale securities portfolio.
In 2018, the Company's Board of Directors authorized a share repurchase program of up to 2,765,000 shares of IBERIABANK Corporation common stock. During the first six months of 2019, the Company repurchased 2,147,770 common shares for $164.7 million at a weighted average cost of $76.70 per share. At June 30, 2019, the remaining common shares that could be repurchased under the current Board-approved plan was 117,230 shares. Subsequent to June 30, 2019, the Company repurchased the remaining shares available and announced in July 2019 a new Board-approved share repurchase program for up to 1,600,000 shares, or approximately 3% of total common shares outstanding at June 30, 2019.
The Company's quarterly dividend to common shareholders was $0.43 per common share in the second quarter of 2019 compared to $0.38 in the second quarter of 2018. For the six months ended June 30, 2019, the Company's dividend of $0.86 per common share was an increase of $0.10 compared to $0.76 for the comparable six-month period of 2018, which equated to a dividend payout ratio of 23.4% for the current year, down from 32.0% in 2018.
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
At June 30, 2019 and December 31, 2018, the Company exceeded all required regulatory capital ratios, and the regulatory capital ratios of IBERIABANK were in excess of the levels established for “well-capitalized” institutions, as shown in the following table.
TABLE 13—REGULATORY CAPITAL RATIOS

Ratio	Entity	Well- Capitalized Minimums	June 30, 2019	December 31, 2018
			Actual	Actual
Tier 1 Leverage	IBERIABANK Corporation	N/A	9.71%	9.63%
	IBERIABANK	5.00%	9.55	9.38
Common Equity Tier 1 (CET1)	IBERIABANK Corporation	N/A	10.38	10.72
	IBERIABANK	6.50%	11.07	10.95
Tier 1 Risk-Based Capital	IBERIABANK Corporation	N/A	11.26	11.25
	IBERIABANK	8.00%	11.07	10.95
Total Risk-Based Capital	IBERIABANK Corporation	N/A	12.33	12.33
	IBERIABANK	10.00%	11.70	11.58
Minimum capital ratios are subject to a capital conservation buffer. In order to avoid limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers, an institution must hold a capital conservation buffer above its minimum risk-based capital requirements. This capital conservation buffer is calculated as the lowest of the differences between the actual CET1 ratio, Tier 1 Risk-Based Capital Ratio, and Total Risk-Based Capital ratio and the corresponding minimum ratios. At June 30, 2019, the required minimum capital conservation buffer was 2.50%. At June 30, 2019, the capital conservation buffers of the Company and IBERIABANK were 4.33% and 3.70%, respectively.

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
The primary sources of funds for the Company are deposits and borrowings. Other sources of funds include repayments and maturities of loans and investment securities, securities sold under agreements to repurchase, and, to a lesser extent, off-balance sheet borrowing availability. Time deposits scheduled to mature in one year or less at June 30, 2019 totaled $3.6 billion. Based on past experience, management believes that a significant portion of maturing deposits will remain with the Company. Additionally, the majority of the investment securities portfolio is classified as available for sale, which provides the ability to liquidate unencumbered securities as needed. Of the $4.6 billion in the investment securities portfolio, $2.4 billion is unencumbered and $2.2 billion has been pledged to support repurchase transactions, public funds deposits and certain long-term borrowings. Due to the relatively short implied duration of the investment securities portfolio, the Company has historically experienced consistent cash inflows on a regular basis. Securities cash flows are highly dependent on prepayment speeds and could change materially as economic or market conditions change.
Scheduled cash flows from the amortization and maturities of loans and securities are relatively predictable sources of funds. Conversely, deposit flows, prepayments of loan and investment securities, and draws on customer letters and lines of credit are greatly influenced by general interest rates, economic conditions, competition, and customer demand. The FHLB of Dallas provides an additional source of liquidity to make funds available for general requirements and also to assist with the variability of less predictable funding sources. At June 30, 2019, the Company had $2.0 billion of outstanding FHLB advances, $813.0 million of which was short-term and $1.2 billion that was long-term. Additional FHLB borrowing capacity available at June 30, 2019 amounted to $7.5 billion. At June 30, 2019, the Company also had various funding arrangements with the Federal Reserve discount window and commercial banks providing up to $334.1 million in the form of federal funds and other lines of credit. At June 30, 2019, there were no balances outstanding on these lines and all of the funding was available to the Company.
Liquidity management is both a daily and long-term function of business management. The Company manages its liquidity with the objective of maintaining sufficient funds to respond to the predicted needs of depositors and borrowers and to take advantage of investments in earning assets and other earnings enhancement opportunities. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Company maintains a strategy of investing in various lending and investment security products. The Company uses its sources of funds primarily to fund loan commitments and meet its ongoing commitments associated with its operations. Based on its available cash at June 30, 2019 and current deposit modeling, the Company believes it has adequate liquidity to fund ongoing operations. The Company has adequate availability of funds from deposits, borrowings, repayments and maturities of loans and investment securities to provide the Company additional working capital if needed.
In the normal course of business, the Company is a party to a number of activities that contain credit, market and operational risk that are not reflected in whole or in part in the Company’s consolidated financial statements. Such activities include traditional off-balance sheet credit-related financial instruments. The Company provides customers with off-balance sheet credit support through loan commitments, lines of credit, and standby letters of credit. Many of the commitments are expected to expire unused or be only partially used; therefore, the total amount of commitments does not necessarily represent future cash requirements. Based on its available liquidity and available borrowing capacity, the Company anticipates it will continue to have sufficient funds to meet its current commitments.

ASSET/LIABILITY MANAGEMENT, MARKET RISK AND COUNTERPARTY CREDIT RISK
The principal objective of the Company’s asset and liability management function is to evaluate the Company's interest rate risk included in certain balance sheet accounts, determine the appropriate level of risk given the Company’s business focus, operating environment, capital and liquidity requirements, and performance objectives, establish prudent asset concentration guidelines and manage the risk consistent with Board approved guidelines. Through such management, the Company seeks to reduce the vulnerability of its operations to changes in interest rates. The Company’s actions in this regard are taken under the guidance of the Asset and Liability Committee. The Asset and Liability Committee reviews, among other things, the sensitivity of the Company’s assets and liabilities to interest rate changes, local and national market conditions, and interest rates. In connection therewith, the Asset and Liability Committee generally reviews the Company’s liquidity, cash flow needs, composition of investments, deposits, borrowings, and capital position.
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
The Company’s interest rate risk model indicates that the Company is asset sensitive in terms of interest rate sensitivity. Based on the Company’s interest rate risk model at June 30, 2019, the table below illustrates the impact of an immediate and sustained 100 and 200 basis points parallel increase or decrease in interest rates on net interest income over the next twelve months.
TABLE 14—INTEREST RATE SENSITIVITY

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+200	+3.4%
+100	+2.3%
-100	-5.4%
-200	-12.2%
The influence of using the forward curve as of June 30, 2019 as a basis for projecting the interest rate environment would approximate a 0.9% decrease in net interest income over the next 12 months. The computations of interest rate risk shown above are performed on a static balance sheet and do not necessarily include certain actions that management may undertake to manage this risk in response to unanticipated changes in interest rates and other factors to include shifts in deposit behavior.
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

The FOMC of the FRB, in an attempt to stimulate the overall economy, has, among other things, kept interest rates low through its targeted federal funds rate. In December 2016, the FOMC voted to raise the target federal funds rate for only the second time since 2006. The FOMC voted to raise the target federal funds rate multiple times in both 2017 and 2018. The FOMC has now raised rates by two-and-a-quarter percentage points since the financial crisis in 2008, a sign of its increased confidence in the health of the economy. While the FOMC continues to observe sustained economic activity, strong labor market conditions, and stable inflation, it has signaled a pause in its recent efforts to increase the federal funds rate. As a result, the potential for additional gradual increases in the federal funds rate in 2019 is uncertain, and recent FOMC rhetoric has pointed to lowering the federal funds rate given low inflation measures and overall global economic headwinds. Additional increases in the federal funds rate and the unwinding of its balance sheet could cause overall interest rates to rise, which may negatively impact the U.S. real estate markets and affect deposit growth and pricing. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of collateral securing loans, which could negatively affect our financial performance. Decreases in the federal funds rate could cause overall interest rates to fall, which may negatively impact financial performance from greater borrower refinancing incentives.

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

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. ARRC has proposed that SOFR is the rate that represents best practice as the alternative to LIBOR for use in derivatives and other financial contracts that are currently indexed to LIBOR. ARRC has proposed a paced market transition plan to SOFR from LIBOR and organizations are currently working on industry-wide and company-specific transition plans as it relates to derivatives and cash markets exposed to LIBOR. The Company has material contracts that are indexed to LIBOR and is monitoring this activity and evaluating the related risks.

The table below presents the Company’s anticipated repricing of loans and investment securities over the next four quarters.
TABLE 15—REPRICING OF CERTAIN EARNING ASSETS (1)

(in thousands)	3Q 2019	4Q 2019	1Q 2020	2Q 2020	Total less than one year
Investment securities	$433,879	$300,857	$269,431	$279,333	$1,283,500
Fixed rate loans	981,459	696,787	662,529	635,315	2,976,090
Variable rate loans	11,170,297	483,461	368,408	345,343	12,367,509
Total fixed and variable rate loans	12,151,756	1,180,248	1,030,937	980,658	15,343,599
	$12,585,635	$1,481,105	$1,300,368	$1,259,991	$16,627,099
(1) Amounts include expected maturities, scheduled paydowns, expected prepayments, and loans subject to caps and floors and exclude the repricing of assets from prior periods, as well as non-accrual loans and market value adjustments.

As part of its asset/liability management strategy, the Company has seen greater levels of loan originations with adjustable or variable rates of interest in commercial and consumer loan products, which typically have shorter terms than residential mortgage loans. The majority of fixed-rate, long-term, agency-conforming residential loans are sold in the secondary market to avoid bearing the interest rate risk associated with longer duration assets in the current rate environment. However, the Sabadell and Gibraltar acquisitions brought a considerable amount of jumbo, non-agency-conforming residential mortgage loan exposure onto the balance sheet, both fixed rate and variable rate in nature, which increased the overall duration of the portfolio. Considering all of this, as of June 30, 2019, $14.6 billion, or 63%, of the Company’s total loan portfolio had variable interest rates, of which $2.7 billion, or 12%, had an expected repricing date beyond the next four quarters. The Company had no significant concentration to any single borrower or industry segment at June 30, 2019.
The Company’s strategy with respect to liabilities in recent periods has been to emphasize transaction accounts, particularly non-interest or low interest-bearing transaction accounts, which are significantly less sensitive to changes in interest rates. At June 30, 2019, 82% of the Company’s deposits were in transaction and limited-transaction accounts, compared to 85% at December 31, 2018. Non-interest-bearing transaction accounts were 27% of total deposits at June 30, 2019 compared to 28% at December 31, 2018.

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
The table below presents the Company’s anticipated repricing of liabilities over the next four quarters.
TABLE 16—REPRICING OF LIABILITIES (1)

(in thousands)	3Q 2019	4Q 2019	1Q 2020	2Q 2020	Total less than one year
Time deposits	$811,131	$951,196	$1,026,345	$815,474	$3,604,146
Short-term borrowings	872,507	125,000	—	—	997,507
Long-term debt	437,391	63,958	55,620	120,391	677,360
	$2,121,029	$1,140,154	$1,081,965	$935,865	$5,279,013
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
TABLE 17—RECONCILIATIONS OF NON-GAAP FINANCIAL MEASURES

	Three Months Ended
	June 30, 2019			June 30, 2018
(in thousands, except per share amounts)	Pre-tax	After-tax	Per share (2)	Pre-tax	After-tax	Per share (2)
Net income	$133,791	$101,598	$1.88	$105,581	$75,124	$1.32
Less: Preferred stock dividends	—	949	0.02	—	949	0.02
Income available to common shareholders (GAAP)	$133,791	$100,649	$1.86	$105,581	$74,175	$1.30

Non-interest income adjustments (1):
Loss (gain) on sale of investments	1,012	769	0.01	(3)	(2)	—

Non-interest expense adjustments (1):
Merger-related expense	(10)	(7)	—	14,333	11,012	0.20
Compensation-related expense	—	—	—	1,781	1,354	0.02
Impairment of long-lived assets, net of (gain) loss on sale	(22)	(17)	—	5,413	4,114	0.07
Other non-core non-interest expense	107	81	—	(95)	(72)	—
Total non-interest expense adjustments	75	57	—	21,432	16,408	0.29
Income tax expense (benefit) - impact of TCJA	—	—	—	—	6,572	0.12
Core earnings (Non-GAAP)	134,878	101,475	1.87	127,010	97,153	1.71
Provision for credit losses (1)	10,755	8,174		7,696	5,849
Pre-provision earnings, as adjusted (Non-GAAP)	$145,633	$109,649		$134,706	$103,002

(1)	Excluding preferred stock dividends and merger-related expense, after-tax amounts are calculated using a tax rate of 24%, which approximates the marginal tax rate.

(2)	Diluted per share amounts may not appear to foot due to rounding.

	Six Months Ended
	June 30, 2019			June 30, 2018
(Dollars in thousands, except per share amounts)	Pre-tax	After-tax	Per share (2)	Pre-tax	After-tax	Per share (2)
Net income	$264,268	$201,729	$3.69	$186,754	$138,745	$2.49
Less: Preferred stock dividends	—	4,547	0.08	—	4,547	0.08
Income available to common shareholders (GAAP)	$264,268	$197,182	$3.61	$186,754	$134,198	$2.41

Non-interest income adjustments:
(Gain) loss on sale of investments and other non-interest income	1,012	769	0.01	56	42	—

Non-interest expense adjustments (1):
Merger-related expense	(344)	(261)	—	30,560	23,529	0.43
Compensation-related expense	(9)	(7)	—	3,002	2,282	0.04
Impairment of long-lived assets, net of (gain) loss on sale	964	732	0.01	7,487	5,690	0.10
Other non-core non-interest expense	(3,022)	(2,297)	(0.04)	(778)	(592)	(0.01)
Total non-interest expense adjustments	(2,411)	(1,833)	(0.03)	40,271	30,909	0.56
Income tax expense (benefit) - impact of TCJA	—	—	—	—	6,572	0.12
Income tax expense (benefit) - other	—	—	—	—	173	—
Core earnings (Non-GAAP)	262,869	196,118	3.59	227,081	171,894	3.09
Provision for loan losses	24,518	18,634		15,907	12,089
Pre-provision earnings, as adjusted (Non-GAAP)	$287,387	$214,752		$242,988	$183,983

(1)	Excluding preferred stock dividends and merger-related expense, after-tax amounts are calculated using a tax rate of 24%, which approximates the marginal tax rate.

(2)	Diluted per share amounts may not appear to foot due to rounding.

	As of and For the Three Months Ended June 30,
(in thousands)	2019	2018
Net interest income (GAAP)	$255,339	$256,113
Taxable equivalent benefit	1,338	1,449
Net interest income (TE) (Non-GAAP) (1)	$256,677	$257,562

Non-interest income (GAAP)	$58,825	$53,940
Taxable equivalent benefit	465	336
Non-interest income (TE) (Non-GAAP) (1)	59,290	54,276
Taxable equivalent revenues (Non-GAAP) (1)	315,967	311,838
Securities (gains) losses and other non-interest income	1,012	(3)
Core taxable equivalent revenues (Non-GAAP) (1)	$316,979	$311,835

Total non-interest expense (GAAP)	$169,618	$196,776
Less: Intangible amortization expense	4,786	6,111
Tangible non-interest expense (Non-GAAP) (2)	164,832	190,665
Less: Merger-related expense	(10)	14,333
Compensation-related expense	—	1,781
Impairment of long-lived assets, net of (gain) loss on sale	(22)	5,413
Other non-core non-interest expense	107	(95)
Core tangible non-interest expense (Non-GAAP)(2)	$164,757	$169,233

Average assets (GAAP)	$31,271,822	$29,770,852
Less: Average intangible assets, net	1,308,107	1,332,220
Total average tangible assets (Non-GAAP) (2)	$29,963,715	$28,438,632

Total shareholders’ equity (GAAP)	$4,238,000	$3,913,409
Less: Goodwill and other intangibles	1,305,752	1,314,165
Preferred stock	228,485	132,097
Tangible common equity (Non-GAAP) (2)	$2,703,763	$2,467,147

Average shareholders’ equity (GAAP)	$4,243,024	$3,914,063
Less: Average preferred equity	225,375	132,097
Average common equity	4,017,649	3,781,966
Less: Average intangible assets, net	1,308,107	1,332,220
Average tangible common shareholders’ equity (Non-GAAP) (2)	$2,709,542	$2,449,746

Return on average assets (GAAP)	1.30%	1.01%
Effect of non-core revenues and expenses	0.01	0.31
Core return on average assets (Non-GAAP)	1.31%	1.32%

Return on average common equity (GAAP)	10.05%	7.87%
Effect of non-core revenues and expenses	0.08	2.43
Core return on average common equity (Non-GAAP)	10.13%	10.30%
Effect of intangibles (2)	5.45	6.40
Core return on average tangible common equity (Non-GAAP) (2)	15.58%	16.70%

Efficiency ratio (GAAP)	54.0%	63.5%
Effect of tax benefit related to tax-exempt income	(0.3)	(0.4)
Efficiency ratio (TE) (Non-GAAP) (1)	53.7%	63.1%

Effect of amortization of intangibles	(1.5)	(1.9)
Effect of non-core items	(0.2)	(6.9)
Core tangible efficiency ratio (TE) (Non-GAAP) (1) (2)	52.0%	54.3%

Total assets (GAAP)	$31,446,532	$30,126,162
Less: Goodwill and other intangibles	1,305,752	1,314,165
Tangible assets (Non-GAAP) (2)	$30,140,780	$28,811,997
Tangible common equity ratio (Non-GAAP) (2)	8.97%	8.56%

Cash Yield:
Earning assets average balance (GAAP)	$28,773,710	$27,442,883
Add: Adjustments	124,703	142,013
Earning assets average balance, as adjusted (Non-GAAP)	$28,898,413	$27,584,896

Net interest income (GAAP)	$255,339	$256,113
Add: Adjustments	(13,291)	(16,954)
Net interest income, as adjusted (Non-GAAP)	$242,048	$239,159

Yield, as reported	3.57%	3.76%
Add: Adjustments	(0.20)	(0.27)
Yield, as adjusted (Non-GAAP)	3.37%	3.49%
(1) Fully taxable-equivalent (TE) calculations include the tax benefit associated with related income sources that are tax-exempt using a rate of 21%.
(2) Tangible calculations eliminate the effect of goodwill and acquisition-related intangibles and the corresponding amortization expense on a tax-effected basis where applicable.

Glossary of Defined Terms

Term	Definition
2018 10-K	Annual Report on Form 10-K for the year ended December 31, 2018
ACL	Allowance for credit losses
Acquired loans	Loans acquired in a business combination
AFS	Securities available for sale
ALLL	Allowance for loan and lease losses
AOCI	Accumulated other comprehensive income (loss)
ARRC	Alternative Reference Rates Committee
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
C&I	Commercial and Industrial loans
CEO	Chief Executive Officer
CET1	Common Equity Tier 1 Capital defined by Basel III capital rules
CFO	Chief Financial Officer
CRA	Community Reinvestment Act
Company	IBERIABANK Corporation and Subsidiaries
DOJ	Department of Justice
ECL	Expected credit losses
EPS	Earnings per common share
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FOMC	Federal Open Market Committee
FRB	Board of Governors of the Federal Reserve System
GAAP	Accounting principles generally accepted in the United States of America
Gibraltar	Gibraltar Private Bank & Trust Co.
HUD	U.S. Department of Housing and Urban Development
IBERIABANK	Banking subsidiary of IBERIABANK Corporation
Legacy loans	Loans that were originated directly or otherwise underwritten by the Company
LIBOR	London Interbank Borrowing Offered Rate
LTC	Lenders Title Company
Non-GAAP	Financial measures determined by methods other than in accordance with GAAP
OCI	Other comprehensive income
OREO	Other real estate owned
OTTI	Other than temporary impairment
Parent	IBERIABANK Corporation
ROU	Right-of-Use
RRP	Recognition and Retention Plan
Sabadell United	Sabadell United Bank, N.A.
SEC	Securities and Exchange Commission
SIFMA	Securities Industry and Financial Markets Association
SOFR	Secured Overnight Financing Rate
SolomonParks	SolomonParks Title & Escrow, LLC
TE	Fully taxable equivalent
Tax Act	Tax Cuts and Jobs Act
TDR	Troubled debt restructuring
U.S.	United States of America

UST	United States Treasury

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risk are presented at December 31, 2018 in Part II, Item 7A of the 2018 10-K, filed with the Securities and Exchange Commission on February 22, 2019. Additional information at June 30, 2019 is included herein under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
Item 4. Controls and Procedures
An evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2019 was carried out under the supervision, and with the participation of, the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”).
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Information concerning IBERIABANK Corporation's repurchases of its outstanding common stock during the three-month period ended June 30, 2019, is included in the following table:
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2019	130,749	79.83	130,000	1,747,079
May 1-31, 2019	923,480	77.80	923,200	823,879
June 1-30, 2019	706,842	74.39	706,649	117,230
Total	1,761,071	76.58	1,759,849	117,230
(1) Includes shares of the Company's common stock acquired by the Company in connection with satisfaction of tax withholding obligations on vested restricted stock.
During the second quarter of 2019, the Company repurchased 1,759,849 common shares, at a weighted average price of $76.59 per common share. At June 30, 2019, the Company had approximately 117,230 remaining shares to be repurchased under the Board-approved plan. Additionally, the Company repurchased 1,222 at $73.69 per common share with satisfaction of tax withholding obligations on vested restricted stock.
The Company's recently completed share repurchase program was announced on November 5, 2018 and completed on July 12, 2019. During that time, the Company purchased 2,765,000 shares of its common stock at a weighted average price of $75.52 per share.
On July 17, 2019, the Board of Directors authorized a new repurchase plan of up to 1,600,000 shares of the Company's common stock. This repurchase authorization equated to approximately 3% of total common shares outstanding. Stock repurchases under this program will be made from time to time, on the open market or in privately negotiated transactions at the discretion of the management of the Company. The timing of these repurchases will depend on market conditions and other requirements. The Company currently anticipates the share repurchase program will extend over a two-year period, or earlier if the shares have been repurchased.
Subsequent to quarter-end and through August 6, 2019, the Company repurchased 307,230 common shares for approximately $23.0 million.
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

Holders of the common stock are subject to the prior dividend rights of any holders of the Company's preferred stock then outstanding. There were 23,750 shares of preferred stock outstanding at June 30, 2019. In addition, the terms of the Company’s outstanding junior subordinated debt securities prohibit it from declaring or paying any dividends or distributions on outstanding capital stock, or purchasing, acquiring, or making a liquidation payment on such stock, if the Company has elected to defer interest payments on such debt.
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

IBERIABANK Corporation

Date: August 7, 2019	By:	/s/ Daryl G. Byrd
Daryl G. Byrd
President and Chief Executive Officer

Date: August 7, 2019	By:	/s/ Anthony J. Restel
Anthony J. Restel
Vice Chairman and Chief Financial Officer