Form 10-Q
period 2019-09-30
IBERIABANK CORP
filed 2019-11-08
CIK 933141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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
At October 31, 2019, the Registrant had 52,267,165 shares of common stock, $1.00 par value, which were issued and outstanding.

IBERIABANK CORPORATION AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

IBERIABANK CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	(unaudited)
(in thousands, except share data)	September 30, 2019	December 31, 2018
Assets
Cash and due from banks	$353,346	$294,186
Interest-bearing deposits in other banks	577,587	396,267
Total cash and cash equivalents	930,933	690,453
Securities available for sale, at fair value	4,238,082	4,783,579
Securities held to maturity (fair values of $192,586 and $204,277, respectively)	185,007	207,446
Mortgage loans held for sale, at fair value	255,276	107,734
Loans and leases, net of unearned income	23,676,537	22,519,815
Allowance for loan and lease losses	(146,235)	(140,571)
Loans and leases, net	23,530,302	22,379,244
Premises and equipment, net	298,309	300,507
Goodwill	1,235,533	1,235,533
Other intangible assets	79,143	88,736
Other assets	982,013	1,039,783
Total Assets	$31,734,598	$30,833,015
Liabilities
Deposits:
Non-interest-bearing	$6,518,783	$6,542,490
Interest-bearing	18,458,502	17,220,941
Total deposits	24,977,285	23,763,431
Short-term borrowings	498,049	1,482,882
Long-term debt	1,394,202	1,166,151
Other liabilities	581,762	364,274
Total Liabilities	27,451,298	26,776,738
Shareholders’ Equity
Preferred stock, $1 par value - 5,000,000 shares authorized
Non-cumulative perpetual, liquidation preference $10,000 per share; 23,750 and 13,750 shares issued and outstanding, respectively, including related surplus	228,485	132,097
Common stock, $1 par value - 100,000,000 shares authorized; 52,265,887 and 54,796,231 shares issued and outstanding, respectively	52,266	54,796
Additional paid-in capital	2,680,328	2,869,416
Retained earnings	1,268,278	1,042,718
Accumulated other comprehensive income (loss)	53,943	(42,750)
Total Shareholders’ Equity	4,283,300	4,056,277
Total Liabilities and Shareholders’ Equity	$31,734,598	$30,833,015
The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2019	2018	2019	2018
Interest and dividend income
Loans and leases, including fees	$296,790	$283,125	$878,355	$791,670
Mortgage loans held for sale, including fees	1,936	1,037	4,578	3,027
Taxable securities	27,883	27,113	93,461	79,058
Tax-exempt securities	2,049	2,680	6,399	8,154
Other	4,520	3,112	12,436	9,524
Total interest and dividend income	333,178	317,067	995,229	891,433
Interest expense
Deposits	70,753	44,401	196,854	108,804
Short-term borrowings	3,880	4,727	14,793	10,578
Long-term debt	9,212	8,714	28,426	23,824
Total interest expense	83,845	57,842	240,073	143,206
Net interest income	249,333	259,225	755,156	748,227
Provision for credit losses	8,986	11,384	33,504	27,290
Net interest income after provision for credit losses	240,347	247,841	721,652	720,937
Non-interest income
Mortgage income	17,432	12,729	47,725	36,045
Service charges on deposit accounts	13,209	13,520	38,866	39,378
Title revenue	7,170	6,280	19,290	18,153
Broker commissions	1,800	2,627	5,797	7,244
ATM and debit card fee income	2,948	2,470	8,562	8,028
Credit card and merchant-related income	3,400	3,114	10,037	9,347
Trust department income	4,281	3,993	12,836	11,662
Income from bank owned life insurance	1,760	1,744	5,307	4,287
Securities gains (losses), net	27	—	(987)	(56)
Commission income	4,533	3,027	12,160	6,534
Other non-interest income	7,114	3,583	15,415	10,971
Total non-interest income	63,674	53,087	175,008	151,593
Non-interest expense
Salaries and employee benefits	103,257	101,159	304,928	313,190
Net occupancy and equipment	21,316	18,889	58,879	58,867
Communication and delivery	3,634	3,773	10,931	11,888
Marketing and business development	3,163	4,068	10,651	13,715
Computer services expense	9,638	9,036	28,178	30,738
Professional services	6,323	5,519	17,017	20,070
Credit and other loan related expense	4,532	4,830	11,532	14,313
Insurance	4,825	6,536	13,276	20,587
Travel and entertainment	2,185	1,846	7,353	7,880
Amortization of acquisition intangibles	4,410	5,382	14,205	16,595
Impairment of long-lived assets and other (gains) losses	(309)	467	1,251	24,924
Other non-interest expense	9,688	7,557	22,832	21,143
Total non-interest expense	172,662	169,062	501,033	553,910
Income before income tax expense	131,359	131,866	395,627	318,620
Income tax expense	31,509	30,401	94,048	78,410
Net income	99,850	101,465	301,579	240,210
Less: Preferred stock dividends	3,599	3,599	8,146	8,146
Net income available to common shareholders	$96,251	$97,866	$293,433	$232,064

Income available to common shareholders - basic	$96,251	$97,866	$293,433	$232,064
Less: Earnings allocated to unvested restricted stock	874	908	2,806	2,341
Earnings allocated to common shareholders	$95,377	$96,958	$290,627	$229,723
Earnings per common share - basic	$1.83	$1.74	$5.47	$4.17
Earnings per common share - diluted	1.82	1.73	5.43	4.14
Cash dividends declared per common share	0.45	0.39	1.31	1.15
Comprehensive income
Net income	$99,850	$101,465	$301,579	$240,210
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period (net of tax effects of $2,294, $5,906, $27,805, and $24,578, respectively)	6,975	(22,220)	93,491	(92,460)
Less: Reclassification adjustment for gains (losses) included in net income (net of tax effects of $7, $0, $244, and $12, respectively)	20	—	(743)	(44)
Unrealized gains (losses) on securities, net of tax	6,955	(22,220)	94,234	(92,416)
Fair value of derivative instruments designated as cash flow hedges:
Change in fair value of derivative instruments designated as cash flow hedges during the period (net of tax effects of $86, $217, $903, and $1,266, respectively)	(264)	818	1,992	4,762
Less: Reclassification adjustment for gains (losses) included in net income (net of tax effects of $53, $6, $154, and $47, respectively)	(162)	(22)	(467)	(178)
Fair value of derivative instruments designated as cash flow hedges, net of tax	(102)	840	2,459	4,940
Other comprehensive income (loss), net of tax	6,853	(21,380)	96,693	(87,476)
Comprehensive income	$106,703	$80,085	$398,272	$152,734
The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
(unaudited)

	For the Nine Months Ended
					Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Preferred Stock		Common Stock
(in thousands, except share and per share data)	Shares	Amount	Shares	Amount
Balance, December 31, 2017	13,750	$132,097	53,872,272	$53,872	$2,787,484	$769,226	$(45,888)	$3,696,791
Cumulative-effect adjustment due to the adoption of ASU 2016-01 (1)	—	—	—	—	—	(345)	—	(345)
Net income	—	—	—	—	—	240,210	—	240,210
Other comprehensive income (loss)	—	—	—	—	—	—	(87,476)	(87,476)
Cash dividends declared, $1.15 per share	—	—	—	—	—	(64,288)	—	(64,288)
Preferred stock dividends	—	—	—	—	—	(8,146)	—	(8,146)
Common stock issued under incentive plans, net of shares surrendered in payment	—	—	109,983	110	(3,252)	—	—	(3,142)
Common stock issued for acquisitions	—	—	2,787,773	2,788	211,871	—	—	214,659
Common stock repurchases	—	—	(763,210)	(763)	(60,283)	—	—	(61,046)
Share-based compensation expense	—	—	—	—	15,144	—	—	15,144
Balance, September 30, 2018	13,750	$132,097	56,006,818	$56,007	$2,950,964	$936,657	$(133,364)	$3,942,361

Balance, December 31, 2018	13,750	$132,097	54,796,231	$54,796	$2,869,416	$1,042,718	$(42,750)	$4,056,277
Cumulative-effect adjustment due to the adoption of ASU 2016-02 (2)	—	—	—	—	—	1,847	—	1,847
Net income	—	—	—	—	—	301,579	—	301,579
Other comprehensive income (loss)	—	—	—	—	—	—	96,693	96,693
Cash dividends declared, $1.31 per share	—	—	—	—	—	(69,720)	—	(69,720)
Preferred stock dividends	—	—	—	—	—	(8,146)	—	(8,146)
Preferred stock issued	10,000	96,388	—	—	—	—	—	96,388
Common stock issued under incentive plans, net of shares surrendered in payment	—	—	169,656	170	(4,348)	—	—	(4,178)
Common stock repurchases	—	—	(2,700,000)	(2,700)	(202,040)	—	—	(204,740)
Share-based compensation expense	—	—	—	—	17,300	—	—	17,300
Balance, September 30, 2019	23,750	$228,485	52,265,887	$52,266	$2,680,328	$1,268,278	$53,943	$4,283,300

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

The accompanying Notes are an integral part of these Consolidated Financial Statements.

	For the Three Months Ended
					Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Preferred Stock		Common Stock
(in thousands, except share and per share data)	Shares	Amount	Shares	Amount
Balance, June 30, 2018	13,750	$132,097	56,390,387	$56,390	$2,976,833	$860,073	$(111,984)	$3,913,409
Net income	—	—	—	—	—	101,465	—	101,465
Other comprehensive income (loss)	—	—	—	—	—	—	(21,380)	(21,380)
Cash dividends declared, $0.39 per share	—	—	—	—	—	(21,282)	—	(21,282)
Preferred stock dividends	—	—	—	—	—	(3,599)	—	(3,599)
Common stock issued under incentive plans, net of shares surrendered in payment	—	—	(20,359)	(20)	(1,020)	—	—	(1,040)
Common stock repurchases	—	—	(363,210)	(363)	(30,013)	—	—	(30,376)
Share-based compensation expense	—	—	—	—	5,164	—	—	5,164
Balance, September 30, 2018	13,750	$132,097	56,006,818	$56,007	$2,950,964	$936,657	$(133,364)	$3,942,361

Balance, June 30, 2019	23,750	$228,485	52,805,461	$52,805	$2,714,074	$1,195,546	$47,090	$4,238,000
Net income	—	—	—	—	—	99,850	—	99,850
Other comprehensive income (loss)	—	—	—	—	—	—	6,853	6,853
Cash dividends declared, $0.45 per share	—	—	—	—	—	(23,519)	—	(23,519)
Preferred stock dividends	—	—	—	—	—	(3,599)	—	(3,599)
Common stock issued under incentive plans, net of shares surrendered in payment	—		12,656	13	257	—	—	270
Common stock repurchases	—	—	(552,230)	(552)	(39,464)	—	—	(40,016)
Share-based compensation expense	—	—	—	—	5,461	—	—	5,461
Balance, September 30, 2019	23,750	$228,485	52,265,887	$52,266	$2,680,328	$1,268,278	$53,943	$4,283,300

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2019	2018
Cash Flows from Operating Activities
Net income	$301,579	$240,210
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion, including amortization of purchase accounting adjustments and market value adjustments	5,638	(1,644)
Provision for credit losses	33,504	27,290
Share-based compensation expense - equity awards	17,300	15,144
(Gain) loss on sale of OREO and long-lived assets, net of impairment	(1,657)	6,831
Securities losses, net	987	56
(Gain) loss on early termination of FDIC loss share agreements	—	(2,708)
Cash paid for early termination of FDIC loss share agreements	—	(5,637)
Deferred income tax expense	29,407	31,348
Originations of mortgage loans held for sale	(1,443,094)	(1,139,117)
Proceeds from sales of mortgage loans held for sale	1,347,850	1,260,962
Realized and unrealized (gain) on mortgage loans held for sale, net	(52,873)	(35,244)
Other operating activities, net	200,074	(36,390)
Net Cash Provided by Operating Activities	438,715	361,101
Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	299,513	18,867
Proceeds from maturities, prepayments and calls of securities available for sale	549,747	493,095
Purchases of securities available for sale, net of securities available for sale acquired	(199,321)	(711,258)
Proceeds from maturities, prepayments and calls of securities held to maturity	20,353	11,464
Purchases of equity securities, net of equity securities acquired	(15,154)	(21,090)
Proceeds from sales of equity securities	25,741	70,371
Increase in loans, net of loans acquired	(1,135,759)	(767,715)
Proceeds from sales of premises and equipment	1,149	5,698
Purchases of premises and equipment, net of premises and equipment acquired	(17,030)	(11,575)
Proceeds from dispositions of OREO	9,471	12,166
Cash paid for additional investment in tax credit entities	(6,060)	(6,059)
Cash received for acquisition of a business, net of cash paid	—	99,318
Purchase of bank owned life insurance policies	—	(50,000)
Other investing activities, net	999	595
Net Cash Used in Investing Activities	(466,351)	(856,123)
Cash Flows from Financing Activities
Increase in deposits, net of deposits acquired	1,213,854	662,680
Net change in short-term borrowings	(984,833)	251,422
Proceeds from long-term debt, net of long-term debt acquired	500,000	927,884
Repayments of long-term debt	(271,562)	(1,361,482)
Cash dividends paid on common stock	(68,667)	(62,937)
Cash dividends paid on preferred stock	(8,146)	(8,146)
Net share-based compensation stock transactions	(4,178)	(3,142)
Payments to repurchase common stock	(204,740)	(61,046)
Net proceeds from issuance of preferred stock	96,388	—

Net Cash Provided by Financing Activities	268,116	345,233
Net Increase (Decrease) In Cash and Cash Equivalents	240,480	(149,789)
Cash and Cash Equivalents at Beginning of Period	690,453	625,724
Cash and Cash Equivalents at End of Period	$930,933	$475,935

Supplemental Schedule of Non-cash Activities
Acquisition of real estate in settlement of loans	$6,023	$13,066
Common stock issued in acquisitions	$—	$214,659
Supplemental Disclosures
Cash paid for interest on deposits and borrowings, net of acquired	$235,888	$137,727
Cash paid for income taxes	$57,287	$34,968
Cash received from income tax refunds	$178,288	$364
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
Pronouncements adopted during the nine months ended September 30, 2019:
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
The Company’s cross-function implementation team and engaged third-party consultants have jointly developed and continue to execute the project plan and provide implementation oversight. Significant progress has been made in implementation efforts, including model development and validation, fulfillment of additional data needs for new disclosure and reporting requirements, and drafting of accounting policies. In October 2019, user acceptance testing was completed and the Company began concurrent model runs. Implementation efforts will continue through the remainder of 2019, including continued process refinement, documentation enhancement, and finalization of the internal control framework.
Based on a preliminary analysis performed in the third quarter of 2019 and forecasts of macroeconomic conditions and exposures as of September 30, 2019, the transition adjustment on January 1, 2020 is estimated to generate an ACL to loans ratio of 1.00% to 1.20%. The Company currently intends to use a blend of multiple economic forecasts to estimate expected credit losses over a one to two year reasonable and supportable forecast period and then revert to longer term historical loss experience to arrive at lifetime expected credit losses. The estimated increase in ACL is primarily due to required increases for residential mortgage and home equity loans to include the requirement to estimate lifetime expected credit losses and the remaining length of time to maturity for these loans as well as an increase in reserves on acquired non-impaired loans which had low reserve levels under the previous accounting guidance.
While these ASUs are expected to increase ACL, they do not change the overall credit risk in the Company's loan and lease portfolios or the ultimate losses therein. The transition adjustment to increase ACL will primarily result in a decrease to shareholders' equity, net of income taxes, on January 1, 2020. The ultimate impact of the adoption of these ASUs will depend on the composition of the loan, lease and securities portfolios, finalization of credit loss models, and macroeconomic conditions and forecasts at the adoption date.

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

NOTE 3 – INVESTMENT SECURITIES
The amortized cost and fair values of investment securities, with gross unrealized gains and losses, consisted of the following:

	September 30, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$39,887	$294	$—	$40,181
Obligations of state and political subdivisions	166,034	7,333	—	173,367
Mortgage-backed securities:
Residential agency	3,135,619	31,354	(3,930)	3,163,043
Commercial agency	732,669	24,239	(179)	756,729
Other securities	101,324	3,543	(105)	104,762
Total securities available for sale	$4,175,533	$66,763	$(4,214)	$4,238,082
Securities held to maturity:
Obligations of state and political subdivisions	$167,888	$7,725	$—	$175,613
Mortgage-backed securities:
Residential agency	17,119	50	(196)	16,973
Total securities held to maturity	$185,007	$7,775	$(196)	$192,586

	December 31, 2018
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$995	$3	$—	$998
Obligations of state and political subdivisions	177,566	2,045	(723)	178,888
Mortgage-backed securities:
Residential agency	3,837,584	8,886	(57,073)	3,789,397
Commercial agency	730,148	2,363	(14,799)	717,712
Other securities	97,020	351	(787)	96,584
Total securities available for sale	$4,843,313	$13,648	$(73,382)	$4,783,579
Securities held to maturity:
Obligations of state and political subdivisions	$188,684	$309	$(2,497)	$186,496
Mortgage-backed securities:
Residential agency	18,762	30	(1,011)	17,781
Total securities held to maturity	$207,446	$339	$(3,508)	$204,277

Securities with carrying values of $2.1 billion and $2.4 billion were pledged to support repurchase transactions, public funds deposits, and certain long-term borrowings at September 30, 2019 and December 31, 2018, respectively.

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, was as follows:

	September 30, 2019
	Less Than Twelve Months		Twelve Months or More		Total
(in thousands)	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
Mortgage-backed securities:
Residential agency	$(1,829)	$447,333	$(2,101)	$299,396	$(3,930)	$746,729
Commercial agency	(83)	8,961	(96)	10,994	(179)	19,955
Other securities	(6)	13,368	(99)	4,802	(105)	18,170
Total securities available for sale	$(1,918)	$469,662	$(2,296)	$315,192	$(4,214)	$784,854

Securities held to maturity:
Mortgage-backed securities:
Residential agency	$(2)	$924	$(194)	$9,551	$(196)	$10,475
Total securities held to maturity	$(2)	$924	$(194)	$9,551	$(196)	$10,475

	December 31, 2018
	Less Than Twelve Months		Twelve Months or More		Total
(in thousands)	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
Obligations of state and political subdivisions	$(9)	$4,112	$(714)	$30,268	$(723)	$34,380
Mortgage-backed securities:
Residential agency	(816)	197,057	(56,257)	2,193,862	(57,073)	2,390,919
Commercial agency	(43)	18,190	(14,756)	483,565	(14,799)	501,755
Other securities	(94)	18,025	(693)	32,577	(787)	50,602
Total securities available for sale	$(962)	$237,384	$(72,420)	$2,740,272	$(73,382)	$2,977,656

Securities held to maturity:
Obligations of state and political subdivisions	$(3)	$2,059	$(2,494)	$151,699	$(2,497)	$153,758
Mortgage-backed securities:
Residential agency	—	—	(1,011)	17,478	(1,011)	17,478
Total securities held to maturity	$(3)	$2,059	$(3,505)	$169,177	$(3,508)	$171,236

The Company held certain investment securities where amortized cost exceeded fair value, resulting in unrealized loss positions, as shown in the tables above. Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Impairment is considered to be other-than-temporary if the Company (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security's entire amortized cost basis. As of September 30, 2019, the Company did not intend to sell any of these securities, did not expect to be required to sell these securities, and expected to recover the entire amortized cost of all these securities.
At September 30, 2019, 107 debt securities had unrealized losses of 0.55% of the securities’ amortized cost basis. At December 31, 2018, 488 debt securities had unrealized losses of 2.38% of the securities’ amortized cost basis. The unrealized losses for each of the securities related to market interest rate changes and not credit concerns of the issuers. Additional information on securities that were in a continuous loss position for over twelve months at September 30, 2019 and December 31, 2018 is presented in the following table.

(in thousands)	September 30, 2019	December 31, 2018
Number of securities
Mortgage-backed securities:
Residential agency	66	302
Commercial agency	6	72
Obligations of state and political subdivisions	—	60
Other securities	4	7
	76	441
Amortized Cost Basis
Mortgage-backed securities:
Residential agency	$311,242	$2,268,608
Commercial agency	11,090	498,321
Obligations of state and political subdivisions	—	185,175
Other securities	4,901	33,270
	$327,233	$2,985,374
Unrealized Loss
Mortgage-backed securities:
Residential agency	$2,295	$57,268
Commercial agency	96	14,756
Obligations of state and political subdivisions	—	3,208
Other securities	99	693
	$2,490	$75,925

The amortized cost and estimated fair value of investment securities by maturity at September 30, 2019 are presented in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities. Weighted average yields are calculated on the basis of the yield to maturity based on the amortized cost of each security.

	Securities Available for Sale			Securities Held to Maturity
(in thousands)	Weighted Average Yield	Amortized Cost	Estimated Fair Value	Weighted Average Yield	Amortized Cost	Estimated Fair Value
Within one year or less	2.55%	$10,720	$10,787	2.33%	$948	$949
One through five years	2.62	123,447	125,721	2.63	4,483	4,518
After five through ten years	2.76	760,325	786,040	2.35	43,085	44,653
Over ten years	2.67	3,281,041	3,315,534	2.58	136,491	142,466
	2.68%	$4,175,533	$4,238,082	2.53%	$185,007	$192,586

The following is a summary of realized gains and losses from the sale of securities classified as available for sale. Gains or losses on securities sold are recorded on the trade date, using the specific identification method.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Realized gains	$27	$—	$1,324	$39
Realized losses	—	—	(2,311)	(95)
	$27	$—	$(987)	$(56)

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
Other Equity Securities
The Company accounts for the following securities at cost less impairment plus or minus any observable price changes, which approximates fair value, with the exception of CRA and Community Development Investment Funds, which are recorded at fair value. Other equity securities, which are presented in other assets on the consolidated balance sheets, were as follows:

(in thousands)	September 30, 2019	December 31, 2018
Federal Home Loan Bank stock	$87,156	$95,213
Federal Reserve Bank stock	85,630	85,630
CRA and Community Development Investment Funds	1,962	1,884
Other investments	21,023	9,709
	$195,771	$192,436

NOTE 4 – LOANS AND LEASES
Loans and leases by portfolio segment and class consisted of the following for the periods indicated:

(in thousands)	September 30, 2019	December 31, 2018
Commercial loans and leases:
Real estate - construction	$1,330,014	$1,196,366
Real estate - owner-occupied	2,468,061	2,395,822
Real estate - non-owner-occupied	6,011,681	5,796,117
Commercial and industrial (1)	6,490,125	5,737,017
Total commercial loans and leases	16,299,881	15,125,322
Residential mortgage loans	4,649,745	4,359,156
Consumer and other loans:
Home equity	2,053,588	2,304,694
Other	673,323	730,643
Total consumer and other loans	2,726,911	3,035,337
Total loans and leases	$23,676,537	$22,519,815

(1)	Includes equipment financing leases
Net deferred loan origination fees were $37.8 million and $30.2 million at September 30, 2019 and December 31, 2018, respectively. Total net discount on the Company's loans was $97.8 million and $136.8 million at September 30, 2019 and December 31, 2018, respectively, of which $61.8 million and $81.6 million was related to non-impaired loans.
In addition to loans issued in the normal course of business, the Company considers overdrafts on customer deposit accounts to be loans and reclassifies these overdrafts as loans in its consolidated balance sheets. At September 30, 2019 and December 31, 2018, overdrafts of $7.0 million and $9.2 million, respectively, had been reclassified to loans.
Loans with carrying values of $8.5 billion and $7.6 billion were pledged as collateral for borrowings at September 30, 2019 and December 31, 2018, respectively.

Aging Analysis
The following tables provide an analysis of the aging of loans and leases as of September 30, 2019 and December 31, 2018. Past due and non-accrual loan amounts exclude acquired impaired loans, even if contractually past due or if the Company does not expect to receive payment in full, as the Company is currently accreting interest income over the expected life of the loans. For additional information on the determination of past due status and the Company's policies for recording payments received, placing loans and leases on non-accrual status, and the resumption of interest accrual on non-accruing loans and leases, see Note 1, Summary of Significant Accounting Policies, in the 2018 10-K.

	September 30, 2019
	Accruing
(in thousands)	Current or Less Than 30 days Past Due	30-59 days	60-89 days	> 90 days	Total Past Due	Non-accrual (1)	Acquired Impaired	Total
Real estate- construction	$1,307,793	$3,851	$—	$—	$3,851	$1,381	$16,989	$1,330,014
Real estate- owner-occupied	2,389,631	2,294	1,031	—	3,325	17,158	57,947	2,468,061
Real estate- non-owner-occupied	5,930,480	2,093	2,672	426	5,191	20,201	55,809	6,011,681
Commercial and industrial	6,417,203	3,614	1,769	2,696	8,079	43,494	21,349	6,490,125
Residential mortgage	4,502,109	1,252	13,463	1,668	16,383	50,439	80,814	4,649,745
Consumer - home equity	1,967,342	10,448	6,792	—	17,240	18,311	50,695	2,053,588
Consumer - other	663,561	2,839	2,500	—	5,339	2,129	2,294	673,323
Total	$23,178,119	$26,391	$28,227	$4,790	$59,408	$153,113	$285,897	$23,676,537

(1)	Of the total non-accrual loans at September 30, 2019, $10.7 million were past due 30-59 days, $4.5 million were past due 60-89 days, and $73.4 million were past due more than 90 days.

	December 31, 2018
	Accruing
(in thousands)	Current or Less Than 30 days Past Due	30-59 days	60-89 days	> 90 days	Total Past Due	Non-accrual (1)	Acquired Impaired	Total
Real estate- construction	$1,167,795	$1,054	$—	$—	$1,054	$1,094	$26,423	$1,196,366
Real estate- owner-occupied	2,305,743	7,167	—	—	7,167	10,260	72,652	2,395,822
Real estate- non-owner-occupied	5,703,131	7,473	360	—	7,833	15,898	69,255	5,796,117
Commercial and industrial	5,645,304	5,139	1,320	553	7,012	57,860	26,841	5,737,017
Residential mortgage	4,218,146	2,768	13,063	1,575	17,406	30,396	93,208	4,359,156
Consumer - home equity	2,200,517	10,283	2,409	—	12,692	18,830	72,655	2,304,694
Consumer - other	719,122	4,695	1,601	—	6,296	2,846	2,379	730,643
Total	$21,959,758	$38,579	$18,753	$2,128	$59,460	$137,184	$363,413	$22,519,815

(1)	Of the total non-accrual loans at December 31, 2018, $7.0 million were past due 30-59 days, $3.7 million were past due 60-89 days, and $66.9 million were past due more than 90 days.

Acquired Loans
The Company acquired certain loans from Sabadell United to customers with addresses outside of the United States. Foreign loans, denominated in U.S. dollars, totaled $194.6 million and $202.6 million at September 30, 2019 and December 31, 2018, respectively.
The following is a summary of changes in the accretable difference for all loans accounted for under ASC 310-30 during the nine months ended September 30:

(in thousands)	2019	2018
Balance at beginning of period	$133,342	$152,623
Additions	—	2,371
Transfers from non-accretable difference to accretable yield	(1,740)	(4)
Accretion	(29,506)	(37,115)
Changes in expected cash flows not affecting non-accretable differences (1)	(2,927)	21,092
Balance at end of period	$99,169	$138,967

(1)
Includes changes in cash flows expected to be collected due to the impact of changes in actual or expected timing of liquidation events, modifications, changes in interest rates and changes in prepayment assumptions.

Troubled Debt Restructurings
Information about the Company’s TDRs at September 30, 2019 and 2018 is presented in the following tables. Modifications of loans that are accounted for within a pool under ASC Topic 310-30 are excluded as TDRs. Accordingly, such modifications do not result in the removal of those loans from the pool, even if the modification of those loans would otherwise be considered a TDR. As a result, all such acquired loans that would otherwise meet the criteria for classification as a TDR are excluded from the tables below.
TDRs totaling $61.0 million and $46.0 million occurred during the nine months ended September 30, 2019 and 2018, respectively, through modification of the original loan terms.
The following table provides information on how the TDRs were modified during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Extended maturities	$2,476	$3,658	$13,097	$10,020
Maturity and interest rate adjustment	288	267	715	368
Movement to or extension of interest-rate only payments	48	—	1,827	48
Interest rate adjustment	—	—	71	101
Forbearance	22,202	802	25,068	14,386
Other concession(s) (1)	3,724	1,810	20,250	21,031
Total	$28,738	$6,537	$61,028	$45,954

(1)	Other concessions may include covenant waivers, forgiveness of principal or interest associated with a customer bankruptcy, or a combination of any of the above concessions.

Of the $61.0 million of TDRs occurring during the nine months ended September 30, 2019, $25.5 million were on accrual status and $35.5 million were on non-accrual status. Of the $46.0 million of TDRs occurring during the nine months ended September 30 2018, $20.2 million were on accrual status and $25.8 million were on non-accrual status. The following table presents the end of period balance for loans modified in a TDR during the periods indicated:

	Three Months Ended September 30,
	2019			2018
(in thousands, except number of loans)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate- construction	1	$6,331	$7,602	—	$—	$—
Real estate- owner-occupied	7	8,936	8,691	1	2,312	2,312
Real estate- non-owner-occupied	6	1,553	1,210	6	1,818	1,790
Commercial and industrial	14	1,954	1,952	9	829	804
Residential mortgage	10	7,210	6,870	3	257	255
Consumer - home equity	19	2,375	2,237	15	1,152	1,124
Consumer - other	17	202	176	11	352	252
Total	74	$28,561	$28,738	45	$6,720	$6,537

	Nine Months Ended September 30,
	2019			2018
(in thousands, except number of loans)	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Real estate- construction	1	$6,331	$7,602	1	$1,950	$976
Real estate- owner-occupied	11	10,153	9,869	8	15,233	13,373
Real estate- non-owner-occupied	16	7,931	7,233	13	3,228	3,064
Commercial and industrial	48	29,156	19,594	32	32,827	22,769
Residential mortgage	28	8,897	8,524	9	898	837
Consumer - home equity	69	7,629	7,268	47	4,130	4,047
Consumer - other	63	1,065	938	53	1,056	888
Total	236	$71,162	$61,028	163	$59,322	$45,954

Information detailing TDRs that defaulted during the three-month and nine-month periods ended September 30, 2019 and 2018, and were modified in the previous twelve months (i.e., the twelve months prior to the default) is presented in the following tables. The Company has defined a default as any loan with a payment that is currently past due greater than 30 days, or was past due greater than 30 days at any point during the respective periods, or since the date of modification, whichever is shorter.

	Three Months Ended September 30,
	2019		2018
(in thousands, except number of loans)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Real estate- owner-occupied	—	$—	1	$929
Real estate- non-owner-occupied	2	2,460	1	7
Commercial and industrial	8	1,429	2	127
Residential mortgage	1	101	—	—
Consumer - home equity	1	64	4	380
Consumer - other	5	57	6	86
Total	17	$4,111	14	$1,529

	Nine Months Ended September 30,
	2019		2018
(in thousands, except number of loans)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Real estate- owner-occupied	6	$1,225	6	$10,101
Real estate- non-owner-occupied	16	5,176	6	1,084
Commercial and industrial	25	6,859	12	3,632
Residential mortgage	18	1,394	8	912
Consumer - home equity	21	1,873	17	1,978
Consumer - other	38	557	39	488
Total	124	$17,084	88	$18,195

NOTE 5 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY
Allowance for Credit Losses Activity
A summary of changes in the allowance for credit losses for the nine months ended September 30 was as follows:

(in thousands)	2019	2018
Allowance for loan and lease losses at beginning of period	$140,571	$140,891
Provision for loan and lease losses	32,190	26,678
Transfer of balance to OREO and other	(2,696)	(5,709)
Charge-offs	(29,971)	(34,740)
Recoveries	6,141	9,830
Allowance for loan and lease losses at end of period	$146,235	$136,950

Reserve for unfunded commitments at beginning of period	$14,830	$13,208
Balance created in acquisition accounting	—	900
Provision for unfunded lending commitments	1,314	613
Reserve for unfunded commitments at end of period	$16,144	$14,721
Allowance for credit losses at end of period	$162,379	$151,671
A summary of changes in the allowance for credit losses, by loan portfolio type, for the nine months ended September 30 was as follows:

	2019
(in thousands)	Commercial Real Estate	Commercial and Industrial	Residential Mortgage	Consumer and Other	Total
Allowance for loan and lease losses at beginning of period	$51,806	$54,096	$12,998	$21,671	$140,571
Provision for (Reversal of) loan and lease losses	9,205	15,819	(152)	7,318	32,190
Transfer of balance to OREO and other	(309)	236	(2,879)	256	(2,696)
Charge-offs	(2,179)	(17,799)	(219)	(9,774)	(29,971)
Recoveries	474	3,163	169	2,335	6,141
Allowance for loan and lease losses at end of period	$58,997	$55,515	$9,917	$21,806	$146,235

Reserve for unfunded commitments at beginning of period	$4,869	$6,198	$866	$2,897	$14,830
Provision for (Reversal of) unfunded commitments	357	493	(216)	680	1,314
Reserve for unfunded commitments at end of period	$5,226	$6,691	$650	$3,577	$16,144
Allowance on loans individually evaluated for impairment	$2,721	$7,974	$281	$3,039	$14,015
Allowance on loans collectively evaluated for impairment	50,809	45,990	5,393	18,630	120,822
Allowance on loans acquired with deteriorated credit quality	5,467	1,551	4,243	137	11,398
Loans and leases, net of unearned income:
Balance at end of period	$9,809,756	$6,490,125	$4,649,745	$2,726,911	$23,676,537
Balance at end of period individually evaluated for impairment	73,715	51,350	42,423	37,907	205,395
Balance at end of period collectively evaluated for impairment	9,605,296	6,417,426	4,526,508	2,636,015	23,185,245
Balance at end of period acquired with deteriorated credit quality	130,745	21,349	80,814	52,989	285,897

	2018
(in thousands)	Commercial Real Estate	Commercial and Industrial	Residential Mortgage	Consumer and Other	Total
Allowance for loan and lease losses at beginning of period	$54,201	$53,916	$9,117	$23,657	$140,891
Provision for (Reversal of) loan and lease losses	(4,020)	20,372	2,318	8,008	26,678
Transfer of balance to OREO and other	(1,556)	(814)	(45)	(3,294)	(5,709)
Charge-offs	(1,281)	(22,447)	(365)	(10,647)	(34,740)
Recoveries	1,019	5,665	53	3,093	9,830
Allowance for loan and lease losses at end of period	$48,363	$56,692	$11,078	$20,817	$136,950

Reserve for unfunded commitments at beginning of period	$4,531	$5,309	$555	$2,813	$13,208
Balance created in acquisition accounting	129	81	—	690	900
Provision for (Reversal of) unfunded commitments	(134)	169	246	332	613
Reserve for unfunded commitments at end of period	$4,526	$5,559	$801	$3,835	$14,721
Allowance on loans individually evaluated for impairment	$2,650	$10,471	$154	$2,973	$16,248
Allowance on loans collectively evaluated for impairment	40,519	44,727	5,063	17,661	107,970
Allowance on loans acquired with deteriorated credit quality	5,194	1,494	5,861	183	12,732

Loans and leases, net of unearned income:
Balance at end of period	$9,381,883	$5,581,040	$4,300,163	$3,080,820	$22,343,906
Balance at end of period individually evaluated for impairment	73,469	75,625	6,230	33,863	189,187
Balance at end of period collectively evaluated for impairment	9,126,653	5,478,377	4,174,524	2,970,301	21,749,855
Balance at end of period acquired with deteriorated credit quality	181,761	27,038	119,409	76,656	404,864

Portfolio Segment Risk Factors
Commercial real estate loans include loans to commercial customers for medium-term financing of land and buildings or for land development or construction of a building. These loans are repaid from revenues through operations of the businesses, rents of properties, sales of properties and refinances. Commercial and industrial loans and leases represent loans to commercial customers to finance general working capital needs, equipment purchases and leases and other projects where repayment is derived from cash flows resulting from business operations. The Company originates commercial and industrial loans on a secured and, to a lesser extent, unsecured basis.
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
The recorded investment in loans and leases by credit quality indicator is presented in the following tables. Asset risk classifications for commercial loans and leases reflect the classification as of September 30, 2019 and December 31, 2018. Credit quality information in the tables below includes total loans acquired (including acquired impaired loans) at the net loan balance, after the application of premiums and discounts. Loan premiums and discounts represent the adjustment of acquired loans to fair value at the acquisition date, as adjusted for income accretion and changes in cash flow estimates in subsequent periods.

	September 30, 2019						December 31, 2018
(in thousands)	Pass	Special Mention	Sub- standard	Doubtful	Loss	Total	Pass	Special Mention	Sub- standard	Doubtful	Total
Real estate - construction	$1,300,847	$19,631	$9,536	$—	$—	$1,330,014	$1,182,554	$1,062	$12,740	$10	$1,196,366
Real estate - owner-occupied	2,409,221	19,786	38,214	840	—	2,468,061	2,328,999	25,526	41,297	—	2,395,822
Real estate - non-owner-occupied	5,926,537	47,494	37,193	447	10	6,011,681	5,687,963	78,009	26,512	3,633	5,796,117
Commercial and industrial	6,340,738	71,431	63,303	14,653	—	6,490,125	5,586,482	52,632	73,853	24,050	5,737,017
Total	$15,977,343	$158,342	$148,246	$15,940	$10	$16,299,881	$14,785,998	$157,229	$154,402	$27,693	$15,125,322

	September 30, 2019			December 31, 2018
(in thousands)	Current	30+ Days Past Due	Total	Current	30+ Days Past Due	Total
Residential mortgage	$4,567,633	$82,112	$4,649,745	$4,290,152	$69,004	$4,359,156
Consumer - home equity	2,011,913	41,675	2,053,588	2,258,659	46,035	2,304,694
Consumer - other	665,702	7,621	673,323	721,231	9,412	730,643
Total	$7,245,248	$131,408	$7,376,656	$7,270,042	$124,451	$7,394,493

Impaired Loans
Information on the Company’s investment in impaired loans, which include all TDRs and all other non-accrual loans evaluated or measured individually for impairment for purposes of determining the ALLL, is presented in the following tables as of and for the periods indicated.

	September 30, 2019			December 31, 2018
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
(in thousands)
With no related allowance recorded:
Real estate - construction	$9,540	$8,531	$—	$10,261	$9,262	$—
Real estate - owner-occupied	33,985	33,590	—	25,037	19,044	—
Real estate - non-owner-occupied	23,964	22,652	—	15,265	14,288	—
Commercial and industrial	21,813	17,771	—	55,554	43,886	—
Residential mortgage	36,182	35,089	—	1,244	1,221	—
Consumer - home equity	4,736	4,734	—	4,183	4,176	—

With an allowance recorded:
Real estate - construction	98	85	(1)	228	140	(11)
Real estate - owner-occupied	5,135	4,921	(2,529)	5,032	4,773	(520)
Real estate - non-owner-occupied	4,149	3,936	(191)	6,445	6,398	(105)
Commercial and industrial	45,409	33,579	(7,974)	46,387	27,915	(12,646)
Residential mortgage	8,010	7,334	(281)	5,870	5,358	(145)
Consumer - home equity	29,773	29,124	(2,577)	29,284	28,818	(2,427)
Consumer - other	4,308	4,049	(462)	4,956	4,446	(488)
Total	$227,102	$205,395	$(14,015)	$209,746	$169,725	$(16,342)
Total commercial loans and leases	$144,093	$125,065	$(10,695)	$164,209	$125,706	$(13,282)
Total residential mortgage loans	44,192	42,423	(281)	7,114	6,579	(145)
Total consumer and other loans	38,817	37,907	(3,039)	38,423	37,440	(2,915)

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018		Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(in thousands)
With no related allowance recorded:
Real estate - construction	$7,333	$82	$10,806	$164	$7,145	$242	$10,371	$460
Real estate - owner-occupied	33,895	355	34,118	209	34,437	1,235	34,505	903
Real estate - non-owner-occupied	22,794	72	22,091	249	22,910	301	22,988	746
Commercial and industrial	20,594	108	43,409	523	20,727	401	40,564	1,543
Residential mortgage	35,896	136	1,254	9	31,315	391	1,271	36
Consumer - home equity	4,736	47	705	2	4,613	137	708	16
With an allowance recorded:
Real estate - construction	87	—	148	—	93	—	151	1
Real estate - owner-occupied	4,952	10	4,006	83	5,050	113	4,044	102
Real estate - non-owner-occupied	4,155	46	2,398	20	4,090	137	2,442	76
Commercial and industrial	36,824	173	40,357	150	36,765	582	47,098	720
Residential mortgage	7,414	74	5,014	50	7,502	232	5,066	149
Consumer - home equity	29,200	298	28,577	305	28,982	890	27,905	892
Consumer - other	4,175	59	4,710	65	4,326	184	4,884	208
Total	$212,055	$1,460	$197,593	$1,829	$207,955	$4,845	$201,997	$5,852
Total commercial loans and leases	$130,634	$846	$157,333	$1,398	$131,217	$3,011	$162,163	$4,551
Total residential mortgage loans	43,310	210	6,268	59	38,817	623	6,337	185
Total consumer and other loans	38,111	404	33,992	372	37,921	1,211	33,497	1,116
As of September 30, 2019 and December 31, 2018, the Company was not committed to lend a material amount of additional funds to any customer whose loan was classified as impaired or as a TDR.

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Changes to the carrying amount of goodwill by reporting unit for the nine months ended September 30, 2019, and the year ended December 31, 2018 are provided in the following table:

(in thousands)	IBERIABANK	Mortgage	LTC	Total
Balance, December 31, 2017	$1,160,559	$23,178	$5,165	$1,188,902
Goodwill acquired and adjustments during the year	43,251	—	3,380	46,631
Balance, December 31, 2018	$1,203,810	$23,178	$8,545	$1,235,533
Goodwill acquired and adjustments during the year	—	—	—	—
Balance, September 30, 2019	$1,203,810	$23,178	$8,545	$1,235,533

The goodwill acquired and adjustments made during 2018 were the result of the Sabadell United, Gibraltar, and SolomonParks acquisitions. There were no changes to goodwill during the nine months ended September 30, 2019.
The Company performed the required annual goodwill impairment test as of October 1, 2018. The Company’s annual impairment test did not indicate impairment in any of the Company’s reporting units as of the testing date. Following the testing date, management evaluated the events and changes that could indicate that goodwill might be impaired and concluded that a subsequent interim test was not necessary. The Company is currently in the process of performing its annual impairment test as of October 1, 2019.
Mortgage Servicing Rights
Mortgage servicing rights are recorded at the lower of cost or market value in other intangible assets on the Company's consolidated balance sheets and amortized over the remaining servicing life of the loans, with consideration given to prepayment assumptions. Mortgage servicing rights had the following carrying values as of the periods indicated:

	September 30, 2019				December 31, 2018
	Gross Carrying Amount	Valuation Allowance	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Valuation Allowance	Accumulated Amortization	Net Carrying Amount
(in thousands)
Mortgage servicing rights	$19,517	$(195)	$(5,994)	$13,328	$13,612	$—	$(4,806)	$8,806

Title Plant
The Company held title plant assets recorded in other intangible assets on the Company's consolidated balance sheets totaling $6.8 million at both September 30, 2019 and December 31, 2018. No events or changes in circumstances occurred during the nine months ended September 30, 2019 to suggest the carrying value of the title plant was not recoverable.
Intangible assets subject to amortization
Definite-lived intangible assets had the following carrying values included in other intangible assets on the Company’s consolidated balance sheets as of the periods indicated:

	September 30, 2019			December 31, 2018
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible assets	$136,183	$(77,256)	$58,927	$136,183	$(63,213)	$72,970
Customer relationship intangible asset	1,385	(1,363)	22	1,385	(1,323)	62
Non-compete agreement	206	(102)	104	206	(72)	134
Total	$137,774	$(78,721)	$59,053	$137,774	$(64,608)	$73,166

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
Information pertaining to outstanding derivative instruments was as follows:

	Derivative Assets - Fair Value		Derivative Liabilities - Fair Value
(in thousands)	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Derivatives designated as hedging instruments:
Interest rate contracts	$23,339	$3,469	$—	$—
Total derivatives designated as hedging instruments	$23,339	$3,469	$—	$—
Derivatives not designated as hedging instruments:
Interest rate contracts:
Customer swaps - upstream	$12	$474	$6,104	$191
Customer swaps - downstream	104,779	16,946	206	17,812
Foreign exchange contracts	—	18	—	18
Forward sales contracts	485	630	654	750
Written and purchased options	7,549	5,490	3,695	3,310
Other contracts	71	21	192	43
Total derivatives not designated as hedging instruments	$112,896	$23,579	$10,851	$22,124
Total	$136,235	$27,048	$10,851	$22,124

	Derivative Assets - Notional Amount		Derivative Liabilities - Notional Amount
(in thousands)	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Derivatives designated as hedging instruments:
Interest rate contracts	$800,000	$408,500	$108,500	$—
Total derivatives designated as hedging instruments	$800,000	$408,500	$108,500	$—

Derivatives not designated as hedging instruments:
Interest rate contracts:
Customer swaps - upstream	$142,425	$919,653	$2,259,248	$701,257
Customer swaps - downstream	2,259,248	701,257	142,425	919,653
Foreign exchange contracts	—	1,202	—	1,202
Forward sales contracts	144,368	1,140	211,049	143,179
Written and purchased options	339,569	229,333	128,150	140,645
Other contracts	74,085	50,527	145,443	85,623
Total derivatives not designated as hedging instruments	$2,959,695	$1,903,112	$2,886,315	$1,991,559
Total	$3,759,695	$2,311,612	$2,994,815	$1,991,559

The Company has entered into risk participation agreements with counterparties to transfer or assume credit exposures related to interest rate derivatives. The notional amounts of risk participation agreements sold were $145.4 million and $85.6 million at September 30, 2019 and December 31, 2018, respectively. Assuming all underlying third party customers referenced in the swap contracts defaulted at September 30, 2019 and December 31, 2018, the exposure from these agreements would not be material based on the fair value of the underlying swaps.
The Company is party to collateral agreements with certain derivative counterparties. Such agreements require that the Company maintain collateral based on the fair values of individual derivative transactions. In the event of default by the Company, the counterparty would be entitled to the collateral.
At September 30, 2019 and December 31, 2018, the Company was not required to post collateral due to the Company's derivative position at the balance sheet date. At September 30, 2019 and December 31, 2018, the Company was required to post $106.5 million and $35.8 million, respectively, in variation margin payments for its derivative transactions, which is required to be netted against the fair value of the derivatives in other assets or other liabilities on the consolidated balance sheets. The Company does not anticipate additional assets will be required to be posted as collateral, nor does it believe additional assets would be required to settle its derivative instruments immediately if contingent features were triggered at September 30, 2019. The Company’s master netting agreements represent written, legally enforceable bilateral agreements that (1) create a single legal obligation for all individual transactions covered by the master agreement and (2) in the event of default, provide the non-defaulting counterparty the right to accelerate, terminate, and close-out on a net basis all transactions under the agreement and to promptly liquidate or set-off collateral posted by the defaulting counterparty. As permitted by GAAP, the Company does not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against recognized fair value amounts of derivatives executed with the same counterparty under a master netting agreement.

The following table reconciles the gross amounts presented in the consolidated balance sheets to the net amounts that would result in the event of offset.

	September 30, 2019
	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet		Net
(in thousands)		Derivatives	Collateral
Derivatives subject to master netting arrangements
Derivative assets
Interest rate contracts designated as hedging instruments	$23,338	$—	$—	$23,338
Interest rate contracts not designated as hedging instruments	104,791	(6,119)	—	98,672
Written and purchased options	3,581	—	—	3,581
Total derivative assets subject to master netting arrangements	$131,710	$(6,119)	$—	$125,591

Derivative liabilities
Interest rate contracts not designated as hedging instruments	$6,310	$(6,119)	$—	$191
Written and purchased options	3,581	—	—	3,581
Total derivative liabilities subject to master netting arrangements	$9,891	$(6,119)	$—	$3,772

	December 31, 2018
	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet		Net
(in thousands)		Derivatives	Collateral
Derivatives subject to master netting arrangements
Derivative assets
Interest rate contracts designated as hedging instruments	$3,469	$—	$—	$3,469
Interest rate contracts not designated as hedging instruments	17,420	(619)	—	16,801
Written and purchased options	3,285	—	—	3,285
Total derivative assets subject to master netting arrangements	$24,174	$(619)	$—	$23,555

Derivative liabilities
Interest rate contracts not designated as hedging instruments	$18,003	$(619)	$—	$17,384
Written and purchased options	3,285	—	—	3,285
Total derivative liabilities subject to master netting arrangements	$21,288	$(619)	$—	$20,669
During the three and nine months ended September 30, 2019 and 2018, the Company did not reclassify into earnings any gain or loss as a result of the discontinuance of cash flow hedges because it was probable the original forecasted transaction would not occur by the end of the originally specified term.
At September 30, 2019, the Company did not expect to reclassify a material amount from accumulated other comprehensive income into interest income over the next twelve months for derivatives that will be settled.

At September 30, 2019 and 2018, and for the three and nine months then ended, information pertaining to the effect of the hedging instruments on the consolidated financial statements was as follows:

	Amount of Gain (Loss) Recognized in OCI, net of taxes			Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income, net of taxes			Location of Gain (Loss) Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing)

	Total	Including Component	Excluding Component		Total	Including Component	Excluding Component		Total	Including Component	Excluding Component
(in thousands)	For the Three Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2019				2019				2019
Interest rate contracts	$(264)	$312	$(576)	Interest expense	$(162)	$102	$(264)	Interest expense	$—	$—	$—

	2018				2018				2018
Interest rate contracts	$818	$818	$—	Interest expense	$(22)	$(22)	$—	Interest expense	$—	$—	$—

	Amount of Gain (Loss) Recognized in OCI, net of taxes			Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income, net of taxes			Location of Gain (Loss) Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing)

	Total	Including Component	Excluding Component		Total	Including Component	Excluding Component		Total	Including Component	Excluding Component
(in thousands)	For the Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2019				2019				2019
Interest rate contracts	$1,992	$3,196	$(1,204)	Interest expense	$(467)	$212	$(679)	Interest expense	$—	$—	$—

	2018				2018				2018
Interest rate contracts	$4,762	$4,762	$—	Interest expense	$(178)	$(178)	$—	Interest expense	$—	$—	$—

Information pertaining to the effect of derivatives not designated as hedging instruments on the consolidated financial statements as of September 30, was as follows:

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)		2019	2018	2019	2018
Interest rate contracts (1)	Commission income	$4,067	$2,586	$10,761	$5,093
Foreign exchange contracts	Other income	8	7	14	17
Forward sales contracts	Mortgage income	(1,765)	948	(8,085)	4,563
Written and purchased options	Mortgage income	(1,848)	(692)	1,675	473
Other contracts	Other income	(72)	1	(99)	(4)
Total		$390	$2,850	$4,266	$10,142

(1) Includes fees associated with customer interest rate contracts.

NOTE 8 – LEASES

IBERIABANK as Lessee
The Company leases certain branch and corporate offices, land and ATM facilities through operating leases with terms ranging from less than one year to 44 years. The Company has no financing leases (formerly capital leases). As discussed in Note 2, Recent Accounting Pronouncements, the Company adopted new guidance for leases on January 1, 2019 which requires leases, whether classified as operating leases or financing leases, to be accounted for as the acquisition of a right-of-use asset (ROU asset) and a related lease liability recorded at the present value of the lease payments less any lease incentives. The ROU asset represents the Company’s right to use an underlying asset for the lease term and is included in other assets on the Company’s consolidated balance sheets. The lease liability represents the Company’s obligation to make lease payments and is included in other liabilities in the Company’s consolidated balance sheets. The cost of the lease is recognized on a straight-line basis over the lease term as lease expense. Prior to January 1, 2019, operating leases were not recorded on the balance sheet. See Note 2, Recent Accounting Pronouncements, for further discussion of the adoption on this new guidance.
Subsequent to the adoption of ASC 842 on January 1, 2019, the Company reviews new lease and service contracts to determine if the contracts contain an embedded lease. For leases that do not provide an implicit rate, the Company uses the corresponding FHLB Advance rate based on the lease term at commencement in determining the present value of lease payments. For leases with variable lease payments, the present value is determined using the index at the lease commencement date. Changes in variable rent payments due to subsequent changes in the index or rate do not result in a re-measurement of the ROU asset or lease liability, but are recognized as expense in the period in which they occur. Certain of the Company’s leases contain options to either renew, extend or terminate the lease. During the third quarter of 2019, the exercise of existing renewal options became reasonably certain for several of the Company’s leases with current noncancelable terms ending in 2020. These renewal options have varying term lengths ranging from 1 to 5 years, and the payments associated with the renewal options were included in the measurement of the lease liability and ROU asset as of September 30, 2019. The Company also has lease agreements with lease and non-lease components, which are generally accounted for separately. Non-lease components, which primarily consist of common area maintenance, utilities, and janitorial services, are based on the stand-alone price of the services and expensed as incurred.
Operating lease expense for the three and nine months ended September 30, 2019 totaled $6.9 million and $20.5 million, respectively. During the three and nine months ended September 30, 2019, the Company paid $6.7 million and $21.1 million, respectively, for amounts included in the measurement of lease liabilities and $18.1 million and $31.3 million, respectively, to obtain ROU assets.
The following summarizes the ROU asset and lease liabilities as of September 30, 2019:

(in thousands)	September 30, 2019
Right-of-use assets	$112,156
Lease liabilities	131,800
Weighted average remaining lease term	7.95
Weighted average discount rate	3.14%

Maturities of operating lease liabilities as of September 30, 2019 were as follows:

(in thousands)
2019	$6,732
2020	25,895
2021	23,847
2022	21,414
2023	16,659
2024 and thereafter	55,296
Total operating lease payments	$149,843
Less: Imputed interest	18,043
Total lease liabilities	$131,800

As of September 30, 2019, the Company had not entered into any material leases that had not yet commenced.

IBERIABANK as Lessor
As a lessor, the Company engages in the leasing of equipment to commercial customers primarily through direct financing and sales-type leases. Direct financing and sales-type leases are similar to other forms of installment lending in that lessors generally do not retain benefits and risks incidental to ownership of the property subject to leases. Such arrangements are essentially financing transactions that permit lessees to acquire and use property. The new guidance on leases discussed above did not have a significant impact on the lessor model of accounting. As lessor, the sum of all minimum lease payments over the lease term and the estimated residual value, less unearned interest income, is recorded as the net investment in the lease on the commencement date and is included in loans and leases, net of unearned income in the consolidated balance sheets. Interest income is accrued as earned over the term of the lease based on the net investment in leases. Fees incurred to originate the lease are deferred on the commencement date and recognized as an adjustment of the yield on the lease.
The Company’s portfolio of direct financing and sales-type leases contains terms of 3 to 20 years. Some of these leases contain options to extend the leases for up to 12 months and/or to terminate the lease within one year. These direct financing and sales-type leases typically include a payment structure set at lease inception and do not provide any additional services. Expenses associated with the leased equipment, such as maintenance and insurance, are paid by the lessee directly to third parties. The lease agreement typically contains an option for the purchase of the leased property by the lessee at the end of the lease term at either the property’s residual value or a specified price. In all cases, the Company expects to sell or re-lease the equipment at the end of the lease term. Due to the nature and structure of the Company’s direct financing and sales-type leases, there is no selling profit or loss on these transactions.
At a lease’s inception, the Company determines the expected residual value of the leased property at the end of the lease term based on the type of equipment leased, location and usage, as well as the contractual return provisions in the lease agreement. Additionally, the Company utilizes multiple market sources of data to establish equipment values and in many cases engages certified appraisers to provide valuation analyses. In order to manage the risk associated with the residual value of its leased assets, lease agreements typically include various provisions designed to protect the value of the leased property, such as contractual equipment maintenance, use and return provisions, remarketing agreements, and lessee guarantees. In a few cases, the Company also obtains third-party guarantees to further manage residual risk in the portfolio. On an annual basis, leased properties with material residual values are reviewed for impairment.
The components of the Company’s net investment in leases were as follows:

(in thousands)	September 30, 2019
Lease payment receivable	$363,224
Unguaranteed residual assets	34,991
Total net investment in leases	$398,215

For the three and nine months ended September 30, 2019, interest income for direct financing or sales-type leases totaled $3.1 million and $7.4 million. During the three and nine months ended September 30, 2019, there was no profit or loss recognized at the commencement date for direct financing or sales-type leases.

Maturities of the Company's lease receivables as of September 30, 2019 were as follows:

(in thousands)
2019	$21,480
2020	82,993
2021	68,163
2022	62,809
2023	48,670
2024 and thereafter	90,277
Total future minimum lease payments	$374,392
Less: Imputed interest	11,168
Lease receivables	$363,224

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
Dividends will accrue and be payable on the Series D Preferred Stock, if declared by the Company's Board of Directors, and (i) will be paid semi-annually on May 1 and November 1, in arrears, at an annual rate equal to 6.100% for each period from the issuance date to May 1, 2024 and (ii) will be paid quarterly on February 1, May 1, August 1, and November 1 at an annual rate equal to three-month LIBOR plus 3.859% for each period on or after August 1, 2024. The Company may redeem the Series D Preferred Stock at its option, subject to regulatory approval, as described in the Company’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on April 4, 2019.
The following table presents a summary of the Company's non-cumulative perpetual preferred stock:

					September 30, 2019	December 31, 2018
	Issuance Date	Earliest Redemption Date	Annual Dividend Rate	Liquidation Amount	Carrying Amount	Carrying Amount
(in thousands)
Series B Preferred Stock	8/5/2015	8/1/2025	6.625%	$80,000	$76,812	$76,812
Series C Preferred Stock	5/9/2016	5/1/2026	6.600%	57,500	55,285	55,285
Series D Preferred Stock	4/4/2019	5/1/2024	6.100%	100,000	96,388	—
				$237,500	$228,485	$132,097

Common Stock
In 2018, the Company's Board of Directors authorized the repurchase of up to 2,765,000 shares of IBERIABANK Corporation's outstanding common stock. The remaining 117,230 shares available under this plan were repurchased during the third quarter of 2019. Also during the third quarter of 2019, the Company announced a new Board-approved share repurchase program for up to 1,600,000 shares, or approximately 3% of total common shares outstanding at the time of the announcement. Stock repurchases under this program will be made from time to time, on the open market or in privately negotiated transactions. The timing of these repurchases will depend on market conditions and other requirements. The share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares, and expires during the third quarter of 2021. The program may be extended, modified, suspended, or discontinued at any time.
During the third quarter of 2019, the Company repurchased 552,230 common shares for approximately $40.0 million at a weighted average cost of $72.46 per share. During the third quarter of 2018, the Company repurchased 363,210 common shares for approximately $30.4 million at a weighted average cost of $83.63. During the nine months ended September 30, 2019, the Company repurchased 2,700,000 common shares for approximately $204.7 million at a weighted average cost of $75.83 per share. During the nine months ended September 30, 2018, the Company repurchased 763,210 common shares for approximately $61.0 million at a weighted average cost of $79.99 per share.

At September 30, 2019, the remaining number of common shares that could be repurchased under the new plan was 1,165,000 shares.

Regulatory Capital
The Company and IBERIABANK are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy regulations and the regulatory framework for prompt corrective action, the Company and IBERIABANK, as applicable, must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
As of September 30, 2019, the Company and IBERIABANK met all capital adequacy requirements to which they are subject.
As of September 30, 2019, the most recent notification from the FRB categorized IBERIABANK as well-capitalized under the regulatory framework for prompt corrective action (the prompt corrective action requirements are not applicable to the Company). To be categorized as well-capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed that categorization.
The Company’s and IBERIABANK’s actual capital amounts and ratios as of September 30, 2019 and December 31, 2018 are presented in the following tables:

(in thousands)	September 30, 2019
	Minimum		Well-Capitalized		Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage
Consolidated	$1,208,894	4.00%	N/A	N/A	$2,955,775	9.78%
IBERIABANK	1,206,257	4.00	1,507,821	5.00	2,861,883	9.49
Common Equity Tier 1 (CET1)
Consolidated	$1,179,356	4.50%	N/A	N/A	$2,727,290	10.41%
IBERIABANK	1,175,984	4.50	1,698,643	6.50	2,861,883	10.95
Tier 1 Risk-Based Capital
Consolidated	$1,572,475	6.00%	N/A	N/A	$2,955,775	11.28%
IBERIABANK	1,567,978	6.00	2,090,638	8.00	2,861,883	10.95
Total Risk-Based Capital
Consolidated	$2,096,633	8.00%	N/A	N/A	$3,234,654	12.34%
IBERIABANK	2,090,638	8.00	2,613,297	10.00	3,024,262	11.57

(in thousands)	December 31, 2018
	Minimum		Well-Capitalized		Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage
Consolidated	$1,168,343	4.00%	N/A	N/A	$2,812,863	9.63%
IBERIABANK	1,165,537	4.00	1,456,921	5.00	2,733,099	9.38
Common Equity Tier 1 (CET1)
Consolidated	$1,125,405	4.50%	N/A	N/A	$2,680,766	10.72%
IBERIABANK	1,122,712	4.50	1,621,695	6.50	2,733,099	10.95
Tier 1 Risk-Based Capital
Consolidated	$1,500,540	6.00%	N/A	N/A	$2,812,863	11.25%
IBERIABANK	1,496,949	6.00	1,995,932	8.00	2,733,099	10.95
Total Risk-Based Capital
Consolidated	$2,000,720	8.00%	N/A	N/A	$3,084,764	12.33%
IBERIABANK	1,995,932	8.00	2,494,915	10.00	2,888,500	11.58

Minimum capital ratios are subject to a capital conservation buffer. In order to avoid limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers, an institution must hold a capital conservation buffer above its minimum risk-based capital requirements. This capital conservation buffer is calculated as the lowest of the differences between the actual CET1 ratio, Tier 1 Risk-Based Capital Ratio, and Total Risk-Based Capital ratio and the corresponding minimum ratios. At September 30, 2019, the required minimum capital conservation buffer was 2.50%. At September 30, 2019, the capital conservation buffers of the Company and IBERIABANK were 4.34% and 3.57%, respectively.

NOTE 10 – EARNINGS PER SHARE
The computations of basic and diluted earnings per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2019	2018	2019	2018
Earnings Per Common Share - Basic:
Net income	$99,850	$101,465	$301,579	$240,210
Less: Preferred stock dividends	3,599	3,599	8,146	8,146
Less: Dividends and undistributed earnings allocated to unvested restricted shares	874	908	2,806	2,341
Earnings allocated to common shareholders - basic	$95,377	$96,958	$290,627	$229,723
Weighted average common shares outstanding	51,984	55,571	53,160	55,047
Earnings per common share - basic	$1.83	$1.74	$5.47	$4.17
Earnings Per Common Share - Diluted:
Earnings allocated to common shareholders - basic	$95,377	$96,958	$290,627	$229,723
Adjustment for undistributed earnings allocated to unvested restricted shares	(17)	(25)	(37)	(49)
Earnings allocated to common shareholders - diluted	$95,360	$96,933	$290,590	$229,674
Weighted average common shares outstanding	51,984	55,571	53,160	55,047
Dilutive potential common shares	308	374	333	360
Weighted average common shares outstanding - diluted	52,292	55,945	53,493	55,407
Earnings per common share - diluted	$1.82	$1.73	$5.43	$4.14

For the three months ended September 30, 2019 and 2018, the calculations for basic shares outstanding excluded weighted average shares owned by the RRP of 491,977 and 542,796, respectively. For the nine months ended September 30, 2019 and 2018, the calculations for basic shares outstanding excluded weighted average shares owned by the RRP of 525,652 and 581,397, respectively.
The effects from the assumed exercises of 152,991 and 60,931 stock options were not included in the computation of diluted earnings per share for the three months ended September 30, 2019 and 2018, respectively, because they were antidilutive. For the nine months ended September 30, 2019 and 2018, the effects from the assumed exercises of 152,991 and 147,834 stock options, respectively, were not included in the computation of diluted earnings per share because they were antidilutive.

NOTE 11 – SHARE-BASED COMPENSATION
The Company has various types of share-based compensation plans that permit the granting of awards in the form of stock options, restricted stock, restricted share units and phantom stock. These plans are administered by the Compensation Committee of the Board of Directors, which selects persons eligible to receive awards and determines the terms, conditions and other provisions of the awards. At September 30, 2019, awards of 3,450,647 shares could be made under approved incentive compensation plans. The Company issues shares to fulfill stock option exercises and restricted share units and restricted stock awards vesting from available authorized common shares. At September 30, 2019, the Company believes there are adequate authorized shares to satisfy anticipated stock option exercises and restricted share unit and restricted stock award vesting.
Stock option awards
The Company issues stock options under various plans to directors, officers and other key employees. The option exercise price cannot be less than the fair value of the underlying common stock as of the date of the option grant and the maximum option term cannot exceed ten years.
The following table represents the activity related to stock options during the periods indicated:

	Number of Shares	Weighted Average Exercise Price
Outstanding options, December 31, 2017	686,366	$58.24
Granted	97,620	82.02
Exercised	(41,697)	53.12
Forfeited or expired	(27,328)	68.19
Outstanding options, September 30, 2018	714,961	$61.41
Exercisable options, September 30, 2018	500,349	$56.70

Outstanding options, December 31, 2018	714,420	$61.41
Granted	127,090	70.34
Exercised	(50,375)	52.99
Forfeited or expired	(12,227)	72.79
Outstanding options, September 30, 2019	778,908	$63.23
Exercisable options, September 30, 2019	533,784	$58.60

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option awards. The following weighted-average assumptions were used for option awards issued during the following periods:

	For the Nine Months Ended September 30,
	2019	2018
Expected dividends	2.3%	1.8%
Expected volatility	24.5%	24.3%
Risk-free interest rate	2.5%	2.7%
Expected term (in years)	5.7	5.8
Weighted-average grant-date fair value	$14.44	$18.48

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

The following table represents the compensation expense that is included in non-interest expense and related income tax benefits in the accompanying consolidated statements of comprehensive income related to stock options for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Compensation expense related to stock options	$373	$321	$1,058	$952
Income tax benefit related to stock options	28	23	78	70

At September 30, 2019, there was $2.4 million of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 2.7 years.
Restricted stock awards
The Company issues restricted stock under various plans for certain officers and directors. The restricted stock awards may not be sold or otherwise transferred until certain restrictions have lapsed. The holders of the restricted stock receive dividends and have the right to vote the shares. The compensation expense for these awards is determined based on the market price of the Company's common stock at the date of grant applied to the total number of shares granted and is recognized over the vesting period (generally three to five years). As of September 30, 2019 and 2018, unrecognized share-based compensation expense associated with these awards totaled $24.3 million and $30.9 million, respectively. The unrecognized compensation expense related to restricted stock awards at September 30, 2019 is expected to be recognized over a weighted-average period of 1.3 years.
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
The following table represents the compensation expense that was included in non-interest expense and related income tax benefits in the accompanying consolidated statements of comprehensive income related to restricted stock awards and restricted share units for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Compensation expense related to restricted stock awards and restricted share units	$5,088	$4,843	$16,242	$14,192
Income tax benefit related to restricted stock awards and restricted share units	1,068	1,017	3,411	2,980

The following table represents unvested restricted stock award and restricted share unit activity for the following periods:

	For the Nine Months Ended September 30,
	2019	2018
Number of shares at beginning of period	700,628	738,187
Granted	217,078	229,181
Forfeited	(18,955)	(70,981)
Vested	(248,047)	(192,217)
Number of shares at end of period	650,704	704,170

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
The following table represents compensation expense recorded for phantom stock based on the number of share equivalents vested at September 30 of the periods indicated and the current market price of the Company’s stock at that time:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Compensation expense related to phantom stock	$2,257	$2,375	$7,902	$7,388

The following table represents phantom stock award activity during the periods indicated:

(in thousands)	Number of share equivalents (1)	Value of share equivalents (2)
Balance, December 31, 2017	393,844	$30,523
Granted	151,908	12,358
Forfeited share equivalents	(59,550)	4,844
Vested share equivalents	(130,497)	10,871
Balance, September 30, 2018	355,705	$28,937

Balance, December 31, 2018	353,407	$22,717
Granted	183,879	13,890
Forfeited share equivalents	(30,283)	2,288
Vested share equivalents	(107,592)	8,116
Balance, September 30, 2019	399,411	$30,171

(1)	Number of share equivalents includes all reinvested dividend equivalents for the periods indicated.

(2)
Except for share equivalents at the beginning of each period, which are based on the value at that time, and vested share payments, which are based on the cash paid at the time of vesting, the value of share equivalents is calculated based on the market price of the Company’s stock at the end of the respective periods. The market price of the Company’s stock was $75.54 and $81.35 on September 30, 2019, and 2018, respectively.

NOTE 12 – FAIR VALUE MEASUREMENTS
Recurring fair value measurements
The following table presents information about the Company's assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 and their classification within the fair value hierarchy. See Note 1, Summary of Significant Accounting Policies, in the Annual Report on Form 10-K for the year ended December 31, 2018, for a description of how fair value measurements are determined.

	September 30, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale	$—	$4,238,082	$—	$4,238,082
Mortgage loans held for sale	—	255,276	—	255,276
Mortgage loans held for investment, at fair value option	—	—	4,138	4,138
Derivative instruments	—	136,235	—	136,235
Total	$—	$4,629,593	$4,138	$4,633,731
Liabilities
Derivative instruments	$—	$10,851	$—	$10,851
Total	$—	$10,851	$—	$10,851

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale	$—	$4,783,579	$—	$4,783,579
Mortgage loans held for sale	—	107,734	—	107,734
Mortgage loans held for investment, at fair value option	—	—	3,143	3,143
Derivative instruments	—	27,048	—	27,048
Total	$—	$4,918,361	$3,143	$4,921,504
Liabilities
Derivative instruments	$—	$22,124	$—	$22,124
Total	$—	$22,124	$—	$22,124

During the nine months ended September 30, 2019, there were no transfers between the Level 1 and Level 2 fair value categories.

Non-recurring fair value measurements
The Company holds certain assets that are measured at fair value only in certain circumstances, such as impairment. The following table presents information about the Company's assets that are measured at fair value and still held as of September 30, 2019 and December 31, 2018 for which a non-recurring fair value adjustment was recorded during the periods then ended. See Note 1, Summary of Significant Accounting Policies, in the Annual Report on Form 10-K for the year ended December 31, 2018, for a description of how fair value measurements are determined.

	September 30, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$—	$—	$79,442	$79,442
OREO, net	—	—	4,008	4,008
Total	$—	$—	$83,450	$83,450

	December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$—	$—	$65,914	$65,914
OREO, net	—	—	6,433	6,433
Total	$—	$—	$72,347	$72,347

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
The Company did not record any liabilities at fair value for which measurement of the fair value was made on a non-recurring basis as of September 30, 2019 and December 31, 2018.
Fair value option
The Company has elected the fair value option for originated residential mortgage loans held for sale, which allows for a more effective offset of the changes in fair values of the loans and the derivative instruments used to hedge them without the burden of complying with the requirements for hedge accounting. The Company also has a portion of mortgage loans held for investment for which the fair value option was elected upon origination and which continue to be accounted for at fair value at September 30, 2019 and December 31, 2018, respectively.
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for mortgage loans held for sale and mortgage loans held for investment measured at fair value:

	September 30, 2019			December 31, 2018
(in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Unpaid Principal
Mortgage loans held for sale, at fair value	$255,276	$248,256	$7,020	$107,734	$104,345	$3,389
Mortgage loans held for investment, at fair value	4,138	4,306	(168)	3,143	3,595	(452)

Interest income on mortgage loans held for sale and mortgage loans held for investment at fair value option is recognized based on contractual rates and is reflected in interest income on loans held for sale in the consolidated statements of comprehensive income. The following table details net gains (losses) resulting from the change in fair value of loans that were recorded in mortgage income in the consolidated statements of comprehensive income for the three and nine months ended September 30, 2019 and 2018. The changes in fair value are mostly offset by economic hedging activities, with an insignificant portion of these changes attributable to changes in instrument-specific credit risk.

	Net Gains (Losses) Resulting From Changes in Fair Value
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Fair value option
Mortgage loans held for sale, at fair value	$100	$(1,041)	$3,631	$(2,513)
Mortgage loans held for investment, at fair value	(14)	(296)	73	(1,217)

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

		September 30, 2019
(in thousands)		Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Measurement Category
Fair Value
	Financial Assets
	Securities available for sale	$4,238,082	$4,238,082	$—	$4,238,082	$—
	Mortgage loans held for sale	255,276	255,276	—	255,276	—
	Mortgage loans held for investment, at fair value option	4,138	4,138	—	—	4,138
	Derivative instruments	136,235	136,235	—	136,235	—

	Financial Liabilities
	Derivative instruments	10,851	10,851	—	10,851	—

Amortized Cost
	Financial Assets
	Cash and cash equivalents	$930,933	$930,933	$930,933	$—	$—
	Securities held to maturity	185,007	192,586	—	192,586	—
	Loans and leases, carried at amortized cost, net of unearned income and allowance for loan and lease losses	23,526,164	23,290,286	—	—	23,290,286

	Financial Liabilities
	Deposits	24,977,285	24,985,510	—	24,985,510	—
	Short-term borrowings	498,049	498,049	223,049	275,000	—
	Long-term debt	1,394,202	1,391,857	—	—	1,391,857

		December 31, 2018
(in thousands)		Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Measurement Category
Fair Value
	Financial Assets
	Securities available for sale	$4,783,579	$4,783,579	$—	$4,783,579	$—
	Mortgage loans held for sale	107,734	107,734	—	107,734	—
	Mortgage loans held for investment, at fair value option	3,143	3,143	—	—	3,143
	Derivative instruments	27,048	27,048	—	27,048	—

	Financial Liabilities
	Derivative instruments	22,124	22,124	—	22,124	—

Amortized Cost
	Financial Assets
	Cash and cash equivalents	$690,453	$690,453	$690,453	$—	$—
	Securities held to maturity	207,446	204,277	—	204,277	—
	Loans and leases, carried at amortized cost, net of unearned income and allowance for loan and lease losses	22,376,101	22,088,236	—	—	22,088,236

	Financial Liabilities
	Deposits	23,763,431	23,752,139	—	23,752,139	—
	Short-term borrowings	1,482,882	1,482,882	315,882	1,167,000	—
	Long-term debt	1,166,151	1,154,062	—	—	1,154,062

The fair value estimates presented herein are based upon pertinent information available to management as of September 30, 2019 and December 31, 2018. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since these dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

•	Elimination of investment in subsidiary balances on certain operating segments included in total and average segment assets; and

•	Elimination of intercompany due to and due from balances on certain operating segments that are included in total and average segment assets.

	Three Months Ended September 30, 2019
(in thousands)	IBERIABANK	Mortgage	LTC	Consolidated
Interest and dividend income	$330,896	$2,282	$—	$333,178
Interest expense	83,845	—	—	83,845
Net interest income	247,051	2,282	—	249,333
Provision for (reversal of) credit losses	8,974	12	—	8,986
Mortgage income	—	17,432	—	17,432
Title revenue	—	—	7,170	7,170
Other non-interest income (expense)	35,881	3,194	(3)	39,072
Allocated expenses (income)	(4,068)	2,991	1,077	—
Non-interest expense	152,988	14,676	4,998	172,662
Income before income tax expense	125,038	5,229	1,092	131,359
Income tax expense	29,938	1,282	289	31,509
Net income	$95,100	$3,947	$803	$99,850
Total loans, leases, and loans held for sale, net of unearned income	$23,650,057	$281,756	$—	$23,931,813
Total assets	31,386,350	320,994	27,254	31,734,598
Total deposits	24,946,708	30,577	—	24,977,285
Average assets	31,256,216	271,817	26,258	31,554,291

	Three Months Ended September 30, 2018
(in thousands)	IBERIABANK	Mortgage	LTC	Consolidated
Interest and dividend income	$315,467	$1,599	$1	$317,067
Interest expense	57,842	—	—	57,842
Net interest income	257,625	1,599	1	259,225
Provision for (reversal of) credit losses	11,386	(2)	—	11,384
Mortgage income	—	12,729	—	12,729
Title revenue	—	—	6,280	6,280
Other non-interest income (expense)	33,594	(16)	500	34,078
Allocated expenses (income)	(3,691)	2,680	1,011	—
Non-interest expense	154,000	10,223	4,839	169,062
Income before income tax expense	129,524	1,411	931	131,866
Income tax expense	29,765	386	250	30,401
Net income	$99,759	$1,025	$681	$101,465
Total loans, leases, and loans held for sale, net of unearned income	$22,302,679	$84,203	$—	$22,386,882
Total assets	29,974,065	119,322	25,000	30,118,387
Total deposits	23,179,549	13,897	—	23,193,446
Average assets	29,863,742	158,464	24,025	30,046,231

	Nine Months Ended September 30, 2019
(in thousands)	IBERIABANK	Mortgage	LTC	Consolidated
Interest and dividend income	$989,595	$5,633	$1	$995,229
Interest expense	240,073	—	—	240,073
Net interest income	749,522	5,633	1	755,156
Provision for (reversal of) credit losses	33,539	(35)	—	33,504
Mortgage income	—	47,725	—	47,725
Title revenue	—	—	19,290	19,290
Other non-interest income (expense)	104,840	3,172	(19)	107,993
Allocated expenses (income)	(10,515)	7,741	2,774	—
Non-interest expense	447,882	38,807	14,344	501,033
Income before income tax expense	383,456	10,017	2,154	395,627
Income tax expense	91,047	2,425	576	94,048
Net income	$292,409	$7,592	$1,578	$301,579
Total loans, leases, and loans held for sale, net of unearned income	$23,650,057	$281,756	$—	$23,931,813
Total assets	31,386,350	320,994	27,254	31,734,598
Total deposits	24,946,708	30,577	—	24,977,285
Average assets	30,981,906	215,306	25,299	31,222,511

	Nine Months Ended September 30, 2018
(in thousands)	IBERIABANK	Mortgage	LTC	Consolidated
Interest and dividend income	$886,629	$4,802	$2	$891,433
Interest expense	143,206	—	—	143,206
Net interest income	743,423	4,802	2	748,227
Provision for (reversal of) credit losses	27,316	(26)	—	27,290
Mortgage income	—	36,045	—	36,045
Title revenue	—	—	18,153	18,153
Other non-interest income (expense)	96,981	(83)	497	97,395
Allocated expenses (income)	(9,043)	6,714	2,329	—
Non-interest expense	505,423	34,105	14,382	553,910
Income (loss) before income tax expense	316,708	(29)	1,941	318,620
Income tax expense (benefit)	78,516	(7)	(99)	78,410
Net income (loss)	$238,192	$(22)	$2,040	$240,210
Total loans, leases, and loans held for sale, net of unearned income	$22,302,679	$84,203	$—	$22,386,882
Total assets	29,974,065	119,322	25,000	30,118,387
Total deposits	23,179,549	13,897	—	23,193,446
Average assets	29,136,369	164,039	23,037	29,323,445

NOTE 15 – COMMITMENTS AND CONTINGENCIES
Off-balance sheet commitments
In the normal course of business, to meet the financing needs of its customers, the Company is a party to credit-related financial instruments, with risk not reflected in the consolidated financial statements. These financial instruments include commitments to extend credit, standby letters of credit, and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The credit policies used for these commitments are consistent with those used for on-balance sheet instruments. The Company’s exposure to credit loss in the event of non-performance by its customers under such commitments or letters of credit represents the contractual amount of the financial instruments as indicated in the table below. At September 30, 2019 and December 31, 2018, the fair value of guarantees under commercial and standby letters of credit was $2.2 million and $2.4 million, respectively. This fair value will decrease as the existing commercial and standby letters of credit approach their expiration dates.
At September 30, 2019 and December 31, 2018, respectively, the Company had the following financial instruments outstanding and related reserves, whose contract amounts represent credit risk:

(in thousands)	September 30, 2019	December 31, 2018
Commitments to extend credit	$883,615	$642,162
Unfunded commitments under lines of credit	7,252,052	6,883,963
Commercial and standby letters of credit	215,664	240,436
Reserve for unfunded lending commitments	16,144	14,830

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
Commercial and standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper issuance, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. When necessary, they are collateralized, generally in the form of marketable securities and cash equivalents.
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

In July of 2016, the Company received a subpoena from the Office of Inspector General of the U.S. Department of Housing and Urban Development (“HUD”) requesting information on certain previously originated loans insured by the Federal Housing Administration ("FHA") as well as other documents regarding the Company's FHA-related policies and practices. After the Company complied with the subpoena, attorneys from the Department of Justice (“DOJ”) informed the Company in late March of 2017 that a civil qui tam suit had been filed against the Company in federal court involving the subject matter of the HUD subpoena. The HUD lawsuit was settled on December 11, 2017 in the amount of $11.7 million. On February 2, 2018, IBERIABANK filed a lawsuit in the United States District Court for the Eastern District of Louisiana (New Orleans) against Illinois Union Insurance Company and Travelers Casualty and Surety Company of America in an effort to recover the $11.7 million it paid to settle the HUD matter. IBERIABANK filed that lawsuit to recover the insurance proceeds to which it claims to be entitled under certain Bankers’ Professional Liability insurance policies issued by defendants Illinois Union and Travelers. More specifically, IBERIABANK alleges that the insurers have failed to honor their obligations under the policies to pay IBERIABANK’s losses in connection with the $11.7 million settlement of disputed allegations relating to IBERIABANK’s professional services in connection with certain mortgage loans insured by the FHA. The judge in the federal lawsuit granted motion for summary judgment thereby dismissing the case. The Company has appealed that decision to the United States Court of Appeals for the Fifth Circuit. The appeal seeks reversal of the summary judgment such that the case can be remanded to the district court in an effort to recover the $11.7 million.
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
As of the date of this filing, the Company believes the amount of losses associated with legal proceedings that is reasonably possible to incur above amounts already accrued and reported as of September 30, 2019 is not material.

NOTE 16 – RELATED PARTY TRANSACTIONS
In the ordinary course of business, the Company may execute transactions with various related parties. Examples of such transactions may include lending or deposit arrangements, transfers of financial assets, services for administrative support, and other miscellaneous items.
The Company has granted loans to executive officers and directors and their affiliates. These loans, including the related principal additions, principal payments, and unfunded commitments are not material to the consolidated financial statements at September 30, 2019 and December 31, 2018. There were no outstanding loans to such related parties classified as non-accrual, past due, or troubled debt restructurings at September 30, 2019.
Deposits from related parties held by the Company were not material at September 30, 2019 and December 31, 2018.

NOTE 17 - SUBSEQUENT EVENTS

On November 3, 2019, the Company entered into a definitive agreement with First Horizon National Corporation (“First Horizon”) under which the companies will combine in an all-stock merger of equals. As a result of the merger, each share of the Company's common stock will be exchanged for 4.584 shares of First Horizon common stock. Under the terms of the agreement, which was unanimously approved by the Boards of Directors of both companies, the combined organization will operate under the First Horizon name and will be headquartered in Memphis, Tennessee. The merger is expected to close in the second quarter of 2020, subject to satisfaction of customary closing conditions, including receipt of customary regulatory approvals and approval by the shareholders of each company.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is intended to assist readers in understanding the consolidated financial condition and results of operations of IBERIABANK Corporation and its wholly-owned subsidiaries (collectively, the “Company”) as of and for the period ended September 30, 2019, and updates the Annual Report on Form 10-K for the year ended December 31, 2018. This discussion should be read in conjunction with the unaudited consolidated financial statements, accompanying footnotes and supplemental financial data included herein. The emphasis of this discussion will be amounts as of September 30, 2019 compared to December 31, 2018 for the balance sheets and the three and nine months ended September 30, 2019 compared to September 30, 2018 for the statements of comprehensive income. Certain amounts in prior year presentations have been reclassified to conform to the current year presentation.
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
Quarterly Financial Performance Summary:

•
Net income available to common shareholders for the quarter ended September 30, 2019 totaled $96.3 million, or $1.82 diluted EPS, compared to $97.9 million, or $1.73 diluted EPS, for the same period of 2018. Non-GAAP core EPS, which excludes merger-related costs and other items disclosed in Table 17 - Non-GAAP measures, was $1.82 for the third quarter of 2019 compared to $1.74 for the same period of 2018.

•
Net interest income was $249.3 million for the third quarter of 2019, a $9.9 million, or 4%, decrease compared to the same quarter of 2018. Net interest margin on a tax-equivalent basis decreased 30 basis points to 3.44% from 3.74%, primarily attributable to higher funding costs when comparing the periods.

•
The Company recorded a provision for credit losses of $9.0 million for the quarter ended September 30, 2019, a $2.4 million decrease from the provision recorded for the same period of 2018, primarily driven by an overall improvement in asset quality and lower net charge-offs in the third quarter of 2019 compared to the corresponding 2018 period.

•
Non-interest income increased $10.6 million, or 20%, to $63.7 million for the quarter ended September 30, 2019. This increase was primarily driven by higher mortgage income when comparing the periods and a $3.2 million gain on non-mortgage loan sales.

•
Non-interest expense for the third quarter of 2019 increased $3.6 million, or 2%, to $172.7 million compared to the same period of 2018, primarily from an increase in occupancy and equipment expense from a write-off on certain long-lived assets.

Year-to-Date Financial Performance Summary:

•
Net income available to common shareholders for the nine months ended September 30, 2019 was $293.4 million, or $5.43 diluted EPS, compared to $232.1 million, or $4.14 diluted EPS, for the same period of 2018. Non-GAAP core EPS, which excludes merger-related costs and other items disclosed in Table 17 - Non-GAAP measures, was $5.41 for the year-to-date period of 2019 compared to $4.83 for the same period of 2018.

•
Net interest income was $755.2 million for the nine months ended September 30, 2019, a $6.9 million, or 1%, increase compared to the same period of 2018. Net interest margin on a tax-equivalent basis decreased 18 basis points to 3.54% from 3.72%, primarily attributable to higher funding costs in 2019.

•
The Company recorded a provision for credit losses of $33.5 million for the nine months ended September 30, 2019, a $6.2 million increase from the provision recorded for the same period of 2018, primarily driven by loan growth when comparing the periods.

•
Non-interest income increased $23.4 million, or 15%, to $175.0 million during the nine months ended September 30, 2019 compared to the same period of 2018, primarily driven by higher mortgage income and customer swap commissions.

•
Non-interest expense for the nine months ended September 30, 2019, decreased $52.9 million, or 10%, to $501.0 million compared to the same period of 2018. This decrease was partially attributable to branch consolidation and closure expenses that were incurred in 2018. Additionally, salaries and employee benefits expense was lower due to merger-related costs incurred in 2018.

Financial Condition Summary:

•	Total assets at September 30, 2019 were $31.7 billion, up $901.6 million, or 3%, from December 31, 2018.

•	Loans and leases increased $1.2 billion, or 5%, from December 31, 2018, driven by strong growth in the Energy and Corporate Asset Finance Groups and the Birmingham, Dallas, and New Orleans markets.

•	Total deposits increased $1.2 billion, or 5%, from December 31, 2018.

•
Credit quality remained strong and stable. Non-performing assets to total assets were 0.58% at September 30, 2019 compared to 0.55% at December 31, 2018. Net charge-offs to average loans and leases, on an annualized basis, decreased two basis points to 0.14% for the nine months ended September 30, 2019 compared to 0.16% for the comparable 2018 period.

•
Shareholders’ equity increased $227.0 million, or 6%, primarily driven by undistributed income and proceeds from the Preferred Stock Series D issuance, offset by common stock repurchases during the period.

FINANCIAL OVERVIEW
The following table sets forth selected financial ratios and other relevant data used by management to analyze the Company's performance.
TABLE 1—SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

	As of and For the Three Months Ended September 30,
	2019	2018
Key Ratios (1)
Return on average assets	1.26%	1.34%
Core return on average assets (Non-GAAP) (2)	1.26	1.35
Return on average common equity	9.46	10.21
Core return on average tangible common equity (Non-GAAP) (2) (3)	14.48	16.34
Equity to assets at end of period	13.50	13.09
Earning assets to interest-bearing liabilities at end of period	142.73	143.56
Interest rate spread (4)	2.95	3.37
Net interest margin (TE) (4) (5)	3.44	3.74
Non-interest expense to average assets (annualized)	2.17	2.23
Efficiency ratio (6)	55.2	54.1
Core tangible efficiency ratio (TE) (Non-GAAP) (2) (3) (5) (6)	53.4	51.9
Common stock dividend payout ratio	24.4	21.8
Asset Quality Data
Non-performing assets to total assets at end of period (7)	0.58%	0.63%
Allowance for credit losses to non-performing loans at end of period (7)	102.83	97.20
Allowance for credit losses to total loans at end of period	0.69	0.68
Consolidated Capital Ratios
Tier 1 leverage ratio	9.78%	9.65%
Common equity tier 1 (CET1)	10.41	10.79
Tier 1 risk-based capital ratio	11.28	11.33
Total risk-based capital ratio	12.34	12.42

(1)	With the exception of end-of-period ratios, all ratios are based on average daily balances during the respective periods.

(2)	See Table 17 for GAAP to Non-GAAP reconciliations.

(3)	Tangible calculations eliminate the effect of goodwill and acquisition-related intangible assets and the corresponding amortization expense on a tax-effected basis where applicable.

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

ANALYSIS OF RESULTS OF OPERATIONS
Net Interest Income/Net Interest margin
Net interest income is the difference between interest realized on earning assets and interest accrued on interest-bearing liabilities and is also the largest driver of earnings. As such, it is subject to constant scrutiny by management. The rate of return and relative risk associated with earning assets are weighed to determine the appropriateness and mix of earning assets. Additionally, the need for lower cost funding sources is weighed against relationships with clients and future growth opportunities. The Company’s net interest spread, which is the difference between the yields earned on average earning assets and the rates paid on average interest-bearing liabilities, was 2.95% and 3.37%, during the three months ended September 30, 2019 and 2018, respectively, and 3.07% and 3.40% for the nine months ended September 30, 2019 and 2018, respectively. The Company’s net interest margin on a taxable equivalent basis, which is net interest income as a percentage of average earning assets, was 3.44% and 3.74%, respectively, for the three months ended September 30, 2019 and 2018, and 3.54% and 3.72%, respectively, for the nine months ended September 30, 2019 and 2018.

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
TABLE 2—QUARTERLY AVERAGE BALANCES, NET INTEREST INCOME AND INTEREST YIELDS / RATES

	Three Months Ended September 30,
	2019			2018
(in thousands)	Average Balance	Interest Income/Expense (1)	Yield/ Rate (TE)(2)	Average Balance	Interest Income/Expense (1)	Yield/ Rate (TE)(2)
Earning Assets:
Loans and leases:
Commercial loans and leases	$16,155,962	$205,350	5.06%	$14,825,572	$191,014	5.13%
Residential mortgage loans	4,588,549	50,939	4.44%	4,230,471	48,145	4.55%
Consumer and other loans	2,778,381	40,501	5.78%	3,106,330	43,966	5.62%
Total loans and leases	23,522,892	296,790	5.03%	22,162,373	283,125	5.09%
Mortgage loans held for sale	209,778	1,936	3.69%	87,823	1,037	4.72%
Investment securities(3)	4,493,789	29,932	2.71%	5,016,163	29,793	2.43%
Other earning assets	733,305	4,520	2.44%	456,120	3,112	2.71%
Total earning assets	28,959,764	333,178	4.59%	27,722,479	317,067	4.57%
Allowance for loan and lease losses	(148,203)			(139,075)
Non-earning assets	2,742,730			2,462,827
Total assets	$31,554,291			$30,046,231
Interest-bearing liabilities
Deposits:
NOW accounts	$4,451,579	$11,305	1.01%	$4,296,392	$8,841	0.82%
Savings and money market accounts	9,188,186	32,959	1.42%	9,237,614	23,076	0.99%
Time deposits	4,523,555	26,489	2.32%	3,023,180	12,484	1.64%
Total interest-bearing deposits (4)	18,163,320	70,753	1.55%	16,557,186	44,401	1.06%
Short-term borrowings	794,044	3,880	1.94%	1,196,165	4,727	1.57%
Long-term debt	1,360,492	9,212	2.69%	1,381,010	8,714	2.50%
Total interest-bearing liabilities	20,317,856	83,845	1.64%	19,134,361	57,842	1.20%
Non-interest-bearing deposits	6,425,026			6,684,343
Non-interest-bearing liabilities	545,838			292,445
Total liabilities	27,288,720			26,111,149
Shareholders’ equity	4,265,571			3,935,082
Total liabilities and shareholders’ equity	$31,554,291			$30,046,231
Net earning assets	$8,641,908			$8,588,118
Net interest income/ Net interest spread		$249,333	2.95%		$259,225	3.37%
Net interest income (TE) / Net interest margin (TE) (1)		$250,653	3.44%		$260,686	3.74%

(1)	Interest income includes loan fees of $0.9 million for the three-month periods ended September 30, 2019 and 2018.

(2)	Fully taxable equivalent (TE) calculations include the tax benefit associated with related income sources that are tax-exempt using a rate of 21%.

(3)	Balances exclude unrealized gains or losses on securities available for sale and the impact of trade date accounting.

(4)	Total deposit costs for the three months ended September 30, 2019 and 2018 were 1.14% and 0.76%, respectively.

TABLE 3—YEAR-TO-DATE AVERAGE BALANCES, NET INTEREST INCOME AND INTEREST YIELDS / RATES

	Nine Months Ended September 30,
	2019			2018
(in thousands)	Average Balance	Interest Income/Expense (1)	Yield/ Rate (TE)(2)	Average Balance	Interest Income/Expense (1)	Yield/ Rate (TE)(2)
Earning Assets:
Loans and leases:
Commercial loans and leases	$15,728,652	$604,953	5.16%	$14,517,767	$534,504	4.94%
Residential mortgage loans	4,486,188	148,156	4.40%	3,811,786	129,854	4.54%
Consumer and other loans	2,869,631	125,246	5.84%	3,069,198	127,312	5.55%
Total loans and leases	23,084,471	878,355	5.10%	21,398,751	791,670	4.96%
Mortgage loans held for sale	155,517	4,578	3.93%	89,845	3,027	4.49%
Investment securities(3)	4,798,142	99,860	2.82%	4,940,093	87,212	2.41%
Other earning assets	636,158	12,436	2.61%	571,346	9,524	2.23%
Total earning assets	28,674,288	995,229	4.66%	27,000,035	891,433	4.43%
Allowance for loan and lease losses	(145,017)			(142,960)
Non-earning assets	2,693,240			2,466,370
Total assets	$31,222,511			$29,323,445
Interest-bearing liabilities
Deposits:
NOW accounts	$4,466,275	$34,325	1.03%	$4,384,425	$24,542	0.75%
Savings and money market accounts	9,097,732	92,565	1.36%	9,018,101	56,089	0.83%
Time deposits	4,182,394	69,964	2.24%	2,740,119	28,173	1.37%
Total interest-bearing deposits (4)	17,746,401	196,854	1.48%	16,142,645	108,804	0.90%
Short-term borrowings	979,315	14,793	2.02%	1,073,296	10,578	1.32%
Long-term debt	1,429,634	28,426	2.66%	1,380,000	23,824	2.31%
Total interest-bearing liabilities	20,155,350	240,073	1.59%	18,595,941	143,206	1.03%
Non-interest-bearing deposits	6,380,082			6,587,729
Non-interest-bearing liabilities	481,794			283,438
Total liabilities	27,017,226			25,467,108
Shareholders’ equity	4,205,285			3,856,337
Total liabilities and shareholders’ equity	$31,222,511			$29,323,445
Net earning assets	$8,518,938			$8,404,094
Net interest income/ Net interest spread		$755,156	3.07%		$748,227	3.40%
Net interest income (TE) / Net interest margin (TE) (1)		$759,150	3.54%		$752,584	3.72%

(1)	Interest income includes loan fees of $2.7 million and $2.5 million for the nine-month periods ended September 30, 2019 and 2018, respectively.

(2)	Fully taxable equivalent (TE) calculations include the tax benefit associated with related income sources that are tax-exempt using a rate of 21%.

(3)	Balances exclude unrealized gains or losses on securities available for sale and the impact of trade date accounting.

(4)	Total deposit costs for the nine months ended September 30, 2019 and 2018 were 1.09% and 0.64%, respectively.

Net interest income decreased $9.9 million to $249.3 million in the third quarter of 2019 when compared to the same quarter of 2018. Net interest margin on a tax-equivalent basis decreased 30 basis points to 3.44% from 3.74% when comparing the periods. On a year-to-date basis, net interest income increased $6.9 million, or 1%, to $755.2 million when compared to the same period of 2018. Net interest margin on a tax-equivalent basis decreased 18 basis points to 3.54% from 3.72% when comparing the year-to-date periods.
Average earning assets were $29.0 billion for the third quarter of 2019, an increase of $1.2 billion, or 4%, compared to the same period of 2018. Average loans and leases increased $1.4 billion, or 6%, when comparing the quarterly periods, driven by organic loan growth throughout the Company's footprint, most notably from the Energy and Corporate Asset Finance Groups, as well as the New Orleans, Dallas, and Birmingham markets. Average investment securities were $4.5 billion for the third quarter of 2019 compared to $5.0 billion for the third quarter of 2018.
For the nine months ended September 30, 2019, average earning assets were $28.7 billion, an increase of $1.7 billion, or 6%, compared to the same period of 2018. Average loans and leases increased $1.7 billion, or 8%, when comparing the periods. Average investment securities were $4.8 billion for the year-to-date period of 2019, compared to $4.9 billion for the same period of 2018.
Average interest-bearing liabilities were $20.3 billion for the third quarter of 2019, an increase of $1.2 billion, or 6%, compared to the same period of 2018. The Company realized growth of $1.6 billion in the average balance of interest-bearing deposits when comparing the quarters, primarily due to brokered deposit issuances and market growth, especially in the Miami-Dade, Acadiana, Palm Beach/Broward and Atlanta markets.
For the nine months ended September 30, 2019, average interest-bearing liabilities were $20.2 billion, an increase of $1.6 billion, or 8%, compared to the same period of 2018. Average interest-bearing deposits were $17.7 billion, an increase of $1.6 billion when comparing the year-to-date periods, primarily due to brokered deposit issuances and market growth.
For the third quarter of 2019, the yield on average earning assets was 4.59% compared to 4.57% for the third quarter of 2018. Average loan yields decreased 6 basis points when comparing the quarters, primarily driven by lower purchase accounting accretion and recoveries on certain acquired loans. The yield on average investment securities increased 28 basis points due to a portfolio restructuring in the fourth quarter of 2018.
For the nine months ended September 30, 2019, the yield on average interest earning assets rose 23 basis points to 4.66% from 4.43% for the same period of 2018. Average loan yields increased 14 basis points when comparing the year-to-date periods, primarily driven by the repricing of variable rate loans and higher purchase accounting accretion. In addition, the yield on average investment securities increased 41 basis points due to the portfolio restructuring in the fourth quarter of 2018.
The average rate paid on interest-bearing liabilities was 1.64% for the third quarter of 2019, an increase of 44 basis points compared to the third quarter of 2018. For the nine months ended September 30, 2019, the average rate paid on interest-bearing liabilities was 1.59%, an increase of 56 basis points compared to the same period of 2018. Total deposit costs increased 38 basis points when comparing the quarters and 45 basis points when comparing the year-to-date periods. Deposit costs were driven upward by the repricing of deposits, higher-cost brokered deposit issuances, and higher rates paid on promotional deposit offerings as a result of market competition.

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
TABLE 4 - SUMMARY OF CHANGES IN NET INTEREST INCOME

	Three months ended September 30, 2019 compared to September 30, 2018			Nine months ended September 30, 2019 compared to September 30, 2018

	Change Attributable To			Change Attributable To
(in thousands)	Volume	Rate	Net Increase (Decrease)	Volume	Rate	Net Increase (Decrease)
Earning assets:
Loans and leases:
Commercial loans and leases	$16,292	$(1,956)	$14,336	$41,372	$29,077	$70,449
Residential mortgage loans	3,998	(1,204)	2,794	22,376	(4,074)	18,302
Consumer and other loans	(4,679)	1,214	(3,465)	(8,256)	6,190	(2,066)
Mortgage loans held for sale	1,168	(269)	899	1,974	(423)	1,551
Investment securities	(3,250)	3,389	139	(2,610)	15,258	12,648
Other earning assets	1,723	(315)	1,408	1,196	1,716	2,912
Net change in income on earning assets	15,252	859	16,111	56,052	47,744	103,796
Interest-bearing liabilities:
Deposits:
NOW accounts	328	2,136	2,464	465	9,318	9,783
Savings and money market accounts	124	9,759	9,883	837	35,639	36,476
Time deposits	7,603	6,402	14,005	19,073	22,718	41,791
Borrowings	(1,564)	1,215	(349)	1,851	6,966	8,817
Net change in expense on interest-bearing liabilities	6,491	19,512	26,003	22,226	74,641	96,867
Change in net interest income	$8,761	$(18,653)	$(9,892)	$33,826	$(26,897)	$6,929

Provision for Credit Losses
The provision for credit losses represents the expense necessary to maintain the ACL at a level that in management's judgment is appropriate to absorb probable losses inherent in the portfolio at the balance sheet date.
The provision for credit losses totaled $9.0 million for the third quarter of 2019, a $2.4 million, or 21%, decrease compared to the same period in 2018, attributable to an improvement in asset quality and lower net charge-offs. For the nine months ended September 30 2019, the provision for credit losses of $33.5 million was a $6.2 million increase from the comparable 2018 period. The increase in the provision for credit losses during the year-to-date period was largely due to organic loan growth.
The Company's provision for loan and lease losses covered 135% of net charge-offs in the first nine months of 2019 compared to 107% coverage for the same period of 2018.
Refer to the "Asset Quality" section for further discussion on past due loans, non-performing assets, troubled debt restructurings and the allowance for credit losses.

Non-interest Income
Non-interest income was $63.7 million for the three months ended September 30, 2019 compared to $53.1 million for the same period of 2018, a $10.6 million, or 20%, increase. The increase was primarily attributable to a $4.7 million increase in mortgage income, primarily driven by higher sales volume during the third quarter of 2019 and a $3.2 million gain on non-mortgage loan sales. In addition, commission income increased $1.5 million due to higher customer swap commissions.
On a year-to-date basis, non-interest income was $175.0 million compared to $151.6 million for the same period of 2018, a $23.4 million, or 15%, increase. The increase was driven by a $11.7 million increase in mortgage income, the result of an increase in sales volume, higher margins on the sale of mortgage loans, and favorable fair value adjustments. Additionally, commission income increased $5.6 million due to higher customer swap commissions. The Company also realized a $3.2 million gain on non-mortgage loan sales.

Non-interest Expense
Non-interest expense was $172.7 million for the third quarter of 2019, an increase of $3.6 million, or 2%, when compared to the same period of 2018.
Salaries and employee benefits, the largest category of non-interest expense, increased $2.1 million for the third quarter of 2019 when compared to the same period of 2018. An additional business day during the quarter, off-cycle pay increases, and higher share-based compensation expenses from current period grants contributed to a $2.5 million increase in compensation expense. Benefit expenses increased $1.6 million due to lower medical insurance expense in 2018. These increases were partially offset by a $1.6 million decrease in severance, retention, and other merger-related compensation expenses when comparing the periods.
Occupancy and equipment expense increased $2.4 million primarily from a write-off on certain long-lived assets.
Other non-interest expense increased $2.1 million primarily from a $1.8 million credit valuation adjustment on customer swaps.
These increases in non-interest expense were partially offset by a $1.7 million decrease in insurance expense, driven by the elimination of the FDIC large bank surcharge and a lower assessment rate in 2019.
Non-interest expense was $501.0 million for the nine months ended September 30, 2019, a decrease of $52.9 million, or 10%, compared to the same period of 2018.
Salaries and employee benefits decreased $8.3 million for the year-to-date period of 2019 compared to the same period of 2018 as severance, retention, and other merger-related compensation expenses decreased $12.1 million. These decreases were partially offset by a $2.8 million increase in share-based compensation expense.
Impairment of long-lived assets and other (gains) losses decreased $23.7 million due to branch consolidation and closure expenses incurred in 2018.
Insurance expense decreased $7.3 million, driven by the elimination of the FDIC large bank surcharge and a lower assessment rate in 2019. Professional services expense decreased $3.1 million and computer services expense decreased $2.6 million, as a result of system conversion and other merger-related expenses incurred in 2018.

Income Taxes
The Company recorded income tax expense of $31.5 million for the three months ended September 30, 2019 and $30.4 million for the three months ended September 30, 2018, which resulted in an effective income tax rate of 24.0% and 23.1%, respectively. For the nine months ended September 30, 2019, the Company recorded income tax expense of $94.0 million and $78.4 million for the same period of 2018, which resulted in an effective income tax rate of 23.8% and 24.6%, respectively.

The difference between the Company's effective tax rate and the U.S. statutory tax rates of 21% primarily relates to tax-exempt income, non-deductible expenses, state income taxes (net of federal income tax benefit), and the recognition of tax credits. The effective tax rate may vary significantly due to fluctuations in the amount and source of pretax income, changes in amounts of non-deductible expenses, and timing of the recognition of tax credits.

The Company is currently under audit by the Internal Revenue Service for the years 2014 to 2017.

ANALYSIS OF FINANCIAL CONDITION
Loans and Leases
The Company had total loans and leases of $23.7 billion at September 30, 2019, an increase of $1.2 billion, or 5%, from December 31, 2018. The increase was a result of legacy loan growth of $2.3 billion, or 13%, offset by pay-downs and pay-offs on loans, primarily from prior period acquisitions.
Loans and leases outstanding at September 30, 2019 and December 31, 2018 are presented in the following table.
TABLE 5—SUMMARY OF LOANS

	September 30, 2019		December 31, 2018		$ Change	% Change
(in thousands)	Balance	Mix	Balance	Mix
Commercial loans and leases:
Real estate- construction	$1,330,014	6%	$1,196,366	5%	133,648	11
Real estate- owner-occupied	2,468,061	10	2,395,822	11	72,239	3
Real estate- non-owner occupied	6,011,681	25	5,796,117	26	215,564	4
Commercial and industrial (1)	6,490,125	27	5,737,017	25	753,108	13
Total commercial loans and leases	16,299,881	68	15,125,322	67	1,174,559	8

Residential mortgage loans	4,649,745	20	4,359,156	19	290,589	7

Consumer and other loans:
Home equity	2,053,588	9	2,304,694	10	(251,106)	(11)
Other	673,323	3	730,643	4	(57,320)	(8)
Total consumer and other loans	2,726,911	12	3,035,337	14	(308,426)	(10)
Total loans and leases	$23,676,537	100%	$22,519,815	100%	1,156,722	5

(1)	Includes equipment financing leases
Loan Portfolio Segments
The Company believes its loan portfolio is diversified by product and geography throughout its footprint. Loan growth thus far in 2019 was strongest in the the Energy Group (primarily reserve-based and midstream lending), Corporate Asset Finance Group (equipment financing and leasing business), and the Birmingham, Dallas and New Orleans markets. Loans in the Energy Group increased $429.9 million, or 47% since December 31, 2018. The Corporate Asset Finance Group grew loans and leases $268.4 million, or 53%, thus far in 2019. In the first nine months of 2019, the Birmingham market grew loans $118.1 million, or 12%. The Dallas market grew loans $109.0 million, or 16%, and the New Orleans market grew loans $106.0 million, or 5%.
The Company’s loan to deposit ratio was 95% at both September 30, 2019 and December 31, 2018. The percentage of fixed-rate loans to total loans was approximately 39% at September 30, 2019 compared to 39% at the end of 2018.

In order to assess the risk characteristics of the loan portfolio, the Company considers the current U.S. economic environment and that of its primary market areas. See Note 5, Allowance for Credit Losses, to the unaudited consolidated financial statements for credit quality factors by loan portfolio segment.
Commercial Loans and Leases
Total commercial loans and leases increased $1.2 billion, or 8%, from December 31, 2018. Commercial loans and leases increased to 68% of the total portfolio at September 30, 2019 compared to 67% at December 31, 2018. Unfunded commitments on commercial loans including approved loan commitments not yet funded were $6.6 billion at September 30, 2019, an increase of $543.6 million, or 9%, when compared to the end of the prior year.

Commercial real estate loans include loans to commercial customers for medium-term financing of land and buildings or for land development or construction of a building. These loans are repaid from revenues through operations of the businesses, rents of properties, sales of properties and refinances. The Company's underwriting standards generally provide for loan terms of three to seven years, with amortization schedules of generally no more than twenty-five years. Low loan-to-value ratios are generally maintained and usually limited to no more than 80% at the time of origination. The commercial real estate portfolio is comprised of approximately 14% construction loans, 25% owner-occupied loans, and 61% non-owner-occupied loans as of September 30, 2019, relatively consistent with 13%, 25%, and 62%, respectively, at December 31, 2018. Commercial real estate loans increased $421.5 million, or 4%, during the first nine months of 2019, from loan growth across multiple markets, primarily in the Atlanta, Dallas, Naples, New Orleans, and South Florida markets.
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
As of September 30, 2019, commercial and industrial loans and leases totaled $6.5 billion, a $753.1 million, or 13%, increase from December 31, 2018, primarily driven by growth in the Company's Energy and Corporate Assets Finance Groups. Commercial and industrial loans and leases comprised 27% of the total portfolio at September 30, 2019 and 25% at December 31, 2018.
The following table details the Company’s commercial loans and leases by state.
TABLE 6—COMMERCIAL LOANS AND LEASES BY STATE OF ORIGINATION

(in thousands)	September 30, 2019	December 31, 2018	$ Change	% Change
Louisiana	$3,601,291	$3,521,596	79,695	2
Florida	4,779,476	4,756,957	22,519	—
Alabama	1,427,892	1,289,146	138,746	11
Texas (1)	2,773,770	2,310,642	463,128	20
Georgia	1,121,622	1,078,983	42,639	4
Arkansas	753,634	711,484	42,150	6
Tennessee	555,281	584,119	(28,838)	(5)
New York	66,072	44,026	22,046	50
South Carolina and North Carolina	155,064	92,800	62,264	67
Other (2)	1,065,779	735,569	330,210	45
Total	$16,299,881	$15,125,322	1,174,559	8

(1)	Texas loans include $1.3 billion and $911.5 million in Energy Group loans at September 30, 2019 and December 31, 2018, respectively.

(2)	Other loans include primarily equipment financing and corporate asset financing leases, which the Company does not classify by state.

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
Total residential mortgage loans increased $290.6 million, or 7%, compared to December 31, 2018, primarily the result of growth in the Houston, Atlanta, New Orleans, Dallas and Tampa markets.
Consumer and Other Loans
The Company offers consumer loans in order to provide a full range of retail financial services to customers in the communities in which it operates. The Company originates substantially all of its consumer loans in its primary market areas. At September 30, 2019, $2.7 billion, or 12%, of the total portfolio was comprised of consumer loans, compared to $3.0 billion, or 14%, at the end of 2018.
The majority of the consumer loan portfolio is comprised of home equity loans, which allow customers to borrow against the equity in their home and are secured by a first or second mortgage on the borrower’s residence. Home equity loans were $2.1 billion at September 30, 2019, a decrease of $251.1 million from December 31, 2018. Unfunded commitments related to home equity loans and lines were $1.1 billion at September 30, 2019, an increase of $49.4 million, or 5%, from the end of 2018.
All other consumer loans, which consist of credit card loans, automobile loans and other personal loans, decreased $57.3 million, or 8%, from December 31, 2018, primarily from decreases in other personal loans and indirect automobile loans, a product that is no longer offered.
Additional information on the Company’s consumer loan portfolio is presented in the following tables. For the purposes of Table 8, unscoreable consumer loans have been included with loans with credit scores below 660. Credit scores reflect the most recent information available as of the dates indicated.
TABLE 7—CONSUMER LOANS BY STATE OF ORIGINATION

(in thousands)	September 30, 2019	December 31, 2018	$ Change	% Change
Louisiana	$1,005,490	$1,072,628	(67,138)	(6)
Florida	831,748	956,159	(124,411)	(13)
Alabama	239,903	268,998	(29,095)	(11)
Texas	109,010	126,562	(17,552)	(14)
Georgia	124,584	142,067	(17,483)	(12)
Arkansas	195,697	216,817	(21,120)	(10)
Tennessee	65,077	78,013	(12,936)	(17)
New York	38,738	46,146	(7,408)	(16)
South Carolina and North Carolina	3,378	214	3,164	NM
Other (1)	113,286	127,733	(14,447)	(11)
Total	$2,726,911	$3,035,337	(308,426)	(10)

(1)	Other loans include primarily credit card and indirect consumer loans, which the Company does not classify by state.
NM - not meaningful

TABLE 8—CONSUMER LOANS BY CREDIT SCORE

(in thousands)	September 30, 2019	December 31, 2018
Above 720	$1,593,693	$1,708,417
660-720	547,779	666,132
Below 660	585,439	660,788
Total consumer loans	$2,726,911	$3,035,337

Mortgage Loans Held for Sale
Mortgage loans held for sale totaled $255.3 million at September 30, 2019, an increase of $147.5 million, or 137%, from $107.7 million at year-end 2018, as originations have outpaced sales activity during the first three quarters of 2019. The Company sells the majority of conforming mortgage loan originations in the secondary market rather than assume the interest rate risk associated with these longer term assets. Upon the sale, the Company retains servicing on a limited portion of these loans. Loans held for sale are primarily fixed-rate single-family residential mortgage loans under contracts to be sold in the secondary market. In most cases, loans in this category are sold within thirty days of closing. Buyers generally have recourse to return a purchased loan to the Company under limited circumstances.
See Note 1, Summary of Significant Accounting Policies, in the Annual Report on Form 10-K for the year ended December 31, 2018, for further discussion.
Investment Securities
Investment securities decreased $567.9 million, or 11%, since December 31, 2018 to $4.4 billion at September 30, 2019, primarily due to sales of available-for-sale securities, partially offset by increases in unrealized gains on the AFS portfolio. Approximately 96% of the Company's investment portfolio is in available-for-sale securities, which experience unrealized gains when interest rates fall. Investment securities approximated 14% and 16% of total assets at September 30, 2019 and December 31, 2018, respectively.
All of the Company's mortgage-backed securities were issued by government-sponsored enterprises at September 30, 2019 and December 31, 2018. The Company does not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, or structured investment vehicles, nor does it hold any private label collateralized mortgage obligations, subprime, Alt-A, sovereign debt, or second lien elements in its investment portfolio. At September 30, 2019 and December 31, 2018, the Company's investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.
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
The Company accounts for loans acquired with deteriorated credit quality, as well as all loans acquired with significant discounts that did not exhibit deteriorated credit quality at acquisition, in accordance with ASC Topic 310-30. Collectively, all loans accounted for under ASC 310-30 are referred to as "acquired impaired loans." Application of ASC Topic 310-30 results in significant accounting differences, compared to loans originated or acquired by the Company that are not accounted for under ASC 310-30. See Note 1, Summary of Significant Accounting Policies, in the 2018 10-K for further details.
Due to the significant difference in accounting for acquired impaired loans, the Company believes inclusion of these loans in certain asset quality ratios that reflect non-performing assets in the numerator or denominator (or both) results in significant distortion to these ratios, as the inclusion of these loans could result in a lack of comparability across quarters or years, and could impact comparability with other portfolios that were not impacted by acquired impaired loan accounting. The Company believes that the presentation of certain asset quality measures excluding acquired impaired loans, as indicated below, and related amounts from both the numerator and denominator provides better perspective into underlying trends related to the quality of its loan portfolio. Accordingly, the asset quality measures in the tables below present asset quality information excluding acquired impaired loans, as indicated within each table.
The following table sets forth the composition of the Company’s non-performing assets and TDRs for the periods indicated.
TABLE 9—NON-PERFORMING ASSETS AND TROUBLED DEBT RESTRUCTURINGS

(in thousands)	September 30, 2019	December 31, 2018	$ Change	% Change
Non-accrual loans and leases:
Commercial	$82,234	$85,112	(2,878)	(3)
Mortgage	50,439	30,396	20,043	66
Consumer and other	20,440	21,676	(1,236)	(6)
Total non-accrual loans and leases	153,113	137,184	15,929	12
Accruing loans and leases 90 days or more past due	4,790	2,128	2,662	125
Total non-performing loans and leases (2) (3)	157,903	139,312	18,591	13
OREO and foreclosed property (1)	27,075	30,394	(3,319)	(11)
Total non-performing assets	184,978	169,706	15,272	9
Performing troubled debt restructurings	73,518	80,807	(7,289)	(9)
Total non-performing assets and performing troubled debt restructurings	$258,496	$250,513	7,983	3
Non-performing loans and leases to total loans and leases (3)	0.67%	0.62%
Non-performing assets to total assets	0.58%	0.55%
Non-performing assets and performing troubled debt restructurings to total assets (1)	0.81%	0.81%
Allowance for credit losses to non-performing loans and leases	102.83%	111.55%
Allowance for credit losses to total loans and leases	0.69%	0.69%

(1)	OREO and foreclosed property at September 30, 2019 and December 31, 2018 include $3.1 million and $9.0 million, respectively, of former bank properties held for development or resale.

(2)	Total non-performing loans and leases for September 30, 2019 and December 31, 2018 include $65.6 million and $61.5 million, respectively, of non-performing troubled debt restructurings.

(3)
Non-performing loans exclude acquired impaired loans, even if contractually past due or if the Company does not expect to receive payment in full, as the Company is currently accreting interest income over the expected life of the loans.

Total non-performing assets increased $15.3 million, or 9%, compared to December 31, 2018, as non-performing loans and leases increased $18.6 million and OREO and foreclosed property decreased $3.3 million. Non-performing loans and leases increased 13% primarily attributable to an increase in non-accrual mortgage loans, as a small number of mortgage loans moved to non-accrual in 2019.
In addition to the problem loans described above, there were $158.3 million of commercial loans classified as special mention at September 30, 2019, which in management’s opinion were subject to potential future rating downgrades. Special mention loans have potential weaknesses that, if left uncorrected, may result in deterioration of the Company's credit position at some future date. Special mention loans increased $1.1 million, or 1%, from year-end 2018, and were 0.97% of total commercial loans at September 30, 2019 and 1.04% at December 31, 2018.
Past Due and Non-accrual Loans
Past due status is based on the contractual terms of loans. Total past due and non-accrual loans were 0.90% of total loans and leases at September 30, 2019 compared to 0.87% at December 31, 2018. Additional information on past due loans and leases is presented in the following table.
TABLE 10—PAST DUE AND NON-ACCRUAL LOAN SEGREGATION (1)

	September 30, 2019		December 31, 2018
(in thousands)	Amount	% of Outstanding Balance	Amount	% of Outstanding Balance	$ Change	% Change
Accruing loans and leases
30-59 days past due	$26,391	0.11	$38,579	0.17	(12,188)	(32)
60-89 days past due	28,227	0.12	18,753	0.08	9,474	51
90-119 days past due	4,645	0.02	2,128	0.01	2,517	118
120 days past due or more	145	—	—	—	145	100
	59,408	0.25	59,460	0.26	(52)	—
Non-accrual loans and leases	153,113	0.65	137,184	0.61	15,929	12
Total past due and non-accrual loans and leases	$212,521	0.90	$196,644	0.87	15,877	8

(1)
Past due and non-accrual loan amounts exclude acquired impaired loans, even if contractually past due or if the Company does not expect to receive payment in full, as the Company is currently accreting interest income over the expected life of the loans.

Total past due and non-accrual loans and leases increased $15.9 million from December 31, 2018 to $212.5 million at September 30, 2019, primarily as a result of an increase in non-accrual loans. Of the total accruing past due loans, 44% were past due less than 60 days compared to 65% at year-end 2018, and 92% were past due less than 90 days compared to 96% at year-end 2018.
Allowance for Credit Losses
The allowance for credit losses represents management’s best estimate of probable credit losses inherent at the balance sheet date. Determination of the allowance for credit losses involves a high degree of complexity and requires significant judgment. Several factors are taken into consideration in the determination of the overall allowance for credit losses. Based on facts and circumstances available, management of the Company believes that the allowance for credit losses was appropriate at September 30, 2019 to cover probable losses in the Company’s loan portfolio. However, future adjustments to the allowance may be necessary, and the results of operations could be adversely affected, if circumstances differ substantially from the assumptions used by management in determining the allowance for credit losses. See “Application of Critical Accounting Policies and Estimates” included in MD&A and Note 1, Summary of Significant Accounting Policies, in the Annual Report on Form 10-K for the year ended December 31, 2018 for more information.

The following table sets forth the activity in the Company’s allowance for credit losses for the nine-month periods ended September 30, 2019 and 2018.
TABLE 11—SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR CREDIT LOSSES

(in thousands)	September 30, 2019	September 30, 2018
Allowance for loan and lease losses at beginning of period	$140,571	$140,891
Provision for loan and lease losses	32,190	26,678
Transfer of balance to OREO and other	(2,696)	(5,709)
Charge-offs	(29,971)	(34,740)
Recoveries	6,141	9,830
Allowance for loan and lease losses at end of period	$146,235	$136,950

Reserve for unfunded commitments at beginning of period	14,830	13,208
Balance created in acquisition accounting	—	900
Provision for unfunded lending commitments	1,314	613
Reserve for unfunded lending commitments at end of period	16,144	14,721
Allowance for credit losses at end of period	$162,379	$151,671
The allowance for credit losses totaled $162.4 million at September 30, 2019 compared to $155.4 million at December 31, 2018. The allowance for credit losses was 0.69% of total loans and leases at both September 30, 2019 and at December 31, 2018. The increase in the allowance for credit losses was primarily the result of organic loan growth during the current period.
Net charge-offs during the nine months ended September 30, 2019 were $23.8 million, a decrease of $1.1 million from the comparable 2018 period. Net charge-offs were 0.14% of average loans and leases on an annualized basis for the nine months ended September 30, 2019 compared to 0.16% for the comparable 2018 period. The provision for loan and lease losses covered 135% and 107% of net charge-offs for the first nine months of 2019 and 2018, respectively.
At September 30, 2019 and December 31, 2018, the ALLL covered 93% and 101% of total non-performing loans and leases, respectively.
FUNDING SOURCES
Deposits, both those obtained from clients in its primary market areas and those acquired, are the Company's principal source of funds for use in lending and other business purposes. The Company attracts local deposit accounts by offering a wide variety of products, competitive interest rates and convenient branch office locations and service hours, as well as on-line banking services at www.iberiabank.com and www.virtualbank.com. Increasing core deposits is a continuing focus of the Company and has been accomplished through the development of client relationships and acquisitions. Short-term and long-term borrowings are also important funding sources for the Company. Other funding sources include subordinated debt and shareholders’ equity. Refer to the “Liquidity and Other Off-Balance Sheet Activities” section below for further discussion of the Company’s sources and uses of funding. The following discussion highlights the major changes in the mix of deposits and other funding sources during the first nine months of 2019.
Deposits
Total deposits increased $1.2 billion, or 5%, to $25.0 billion at September 30, 2019, from $23.8 billion at December 31, 2018, primarily driven by a $559.1 million increase in brokered and reciprocal deposits and a $302.2 million increase in jumbo time deposits. Deposit growth during the year thus far was strongest in the Miami-Dade and Southwest Louisiana markets.

The following table sets forth the composition of the Company’s deposits as of the dates indicated.
TABLE 12—DEPOSIT COMPOSITION BY PRODUCT

	September 30, 2019		December 31, 2018
(in thousands)	Ending Balance	Mix	Ending Balance	Mix	$ Change	% Change
Non-interest-bearing deposits	$6,518,783	26%	$6,542,490	28%	(23,707)	NM
NOW accounts	4,503,353	18	4,514,113	19	(10,760)	NM
Money market accounts	8,654,605	35	8,237,291	35	417,314	5
Savings accounts	671,156	3	828,914	3	(157,758)	(19)
Time deposits	4,629,388	18	3,640,623	15	988,765	27
Total deposits	$24,977,285	100%	$23,763,431	100%	1,213,854	5

NM - not meaningful
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
The Company also enters into repurchase agreements to facilitate customer transactions that are accounted for as secured borrowings. These transactions typically involve the receipt of deposits from customers that the Company collateralizes with its investment portfolio and had an average rate of 42.4 basis points as of September 30, 2019.
Total short-term borrowings decreased $984.8 million, or 66%, from December 31, 2018, to $498.0 million at September 30, 2019, primarily due to net advance repayments on short-term FHLB advances. On a period-end basis, short-term borrowings were 2% of total liabilities and 26% of total borrowings at September 30, 2019 compared to 6% and 56%, respectively, at December 31, 2018.
On a quarter-to-date average basis, short-term borrowings decreased $402.1 million, or 34%, from the third quarter of 2018 and were 3% of total liabilities and 37% of total borrowings in the third quarter of 2019, compared to 5% and 46%, respectively, during the same period of 2018.
Long-term Debt
Long-term debt increased $228.1 million, or 20%, from December 31, 2018, to $1.4 billion at September 30, 2019, primarily due to additional long-term FHLB advances made in 2019. On a period-end basis, long-term debt was 5% and 4% of total liabilities at September 30, 2019 and December 31, 2018, respectively.
On a quarter-to-date average basis, long-term debt decreased to $1.4 billion in the third quarter of 2019, $20.5 million, or 1%, lower than the third quarter of 2018, mainly due to lower levels of long-term FHLB advances held by the Company in the third quarter of 2019.
Long-term debt at September 30, 2019 included $1.2 billion in fixed-rate advances from the FHLB of Dallas that cannot be prepaid without incurring substantial penalties. The remaining debt consisted of $120.1 million of the Company’s junior subordinated debt and $35.0 million in notes payable on investments in new market tax credit entities.

CAPITAL RESOURCES
Shareholders' Equity

Shareholders' equity increased $227.0 million, or 6%, during the first nine months of 2019. The increase in shareholders' equity during the period was driven by undistributed income of $223.7 million. In addition, the Company issued and sold Non-Cumulative Perpetual Preferred Stock, Series D, for $96.4 million in net proceeds. See Note 9, Shareholders' Equity, Capital Ratios, and Other Regulatory Matters, to the unaudited consolidated financial statements for more information. Shareholders' equity also increased during the period from an increase in accumulated other comprehensive income of $96.7 million, primarily resulting from unrealized gains on the Company's available-for-sale securities portfolio.
These increases in shareholders' equity were partially offset by common stock repurchases. During the first nine months of 2019, the Company repurchased 2,700,000 common shares for $204.7 million at a weighted average cost of $75.83 per share. At September 30, 2019, the remaining common shares that could be repurchased under the current Board-approved plan was 1,165,000 shares. Refer to Note 9, Shareholders' Equity, Capital Ratios, and Other Regulatory Matters, to the unaudited consolidated financial statements for further detail on the Company's common stock repurchase plan.
The Company's quarterly dividend to common shareholders was $0.45 per common share in the third quarter of 2019 compared to $0.39 in the third quarter of 2018. For the nine months ended September 30, 2019, the Company's dividend of $1.31 per common share was an increase of $0.16 compared to $1.15 for the comparable nine-month period of 2018, which equated to a dividend payout ratio of 23.8% for the current year, down from 27.7% in 2018.
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
At September 30, 2019 and December 31, 2018, the Company exceeded all required regulatory capital ratios, and the regulatory capital ratios of IBERIABANK were in excess of the levels established for “well-capitalized” institutions, as shown in the following table.
TABLE 13—REGULATORY CAPITAL RATIOS

Ratio	Entity	Well- Capitalized Minimums	September 30, 2019	December 31, 2018
			Actual	Actual
Tier 1 Leverage	IBERIABANK Corporation	N/A	9.78%	9.63%
	IBERIABANK	5.00%	9.49	9.38
Common Equity Tier 1 (CET1)	IBERIABANK Corporation	N/A	10.41	10.72
	IBERIABANK	6.50%	10.95	10.95
Tier 1 Risk-Based Capital	IBERIABANK Corporation	N/A	11.28	11.25
	IBERIABANK	8.00%	10.95	10.95
Total Risk-Based Capital	IBERIABANK Corporation	N/A	12.34	12.33
	IBERIABANK	10.00%	11.57	11.58
Minimum capital ratios are subject to a capital conservation buffer. In order to avoid limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers, an institution must hold a capital conservation buffer above its minimum risk-based capital requirements. This capital conservation buffer is calculated as the lowest of the differences between the actual CET1 ratio, Tier 1 Risk-Based Capital Ratio, and Total Risk-Based Capital ratio and the corresponding minimum ratios. At September 30, 2019, the required minimum capital conservation buffer was 2.50%. At September 30, 2019, the capital conservation buffers of the Company and IBERIABANK were 4.34% and 3.57%, respectively.

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
The primary sources of funds for the Company are deposits and borrowings. Other sources of funds include repayments and maturities of loans and investment securities, securities sold under agreements to repurchase, and, to a lesser extent, off-balance sheet borrowing availability. Time deposits scheduled to mature in one year or less at September 30, 2019 totaled $4.2 billion. Based on past experience, management believes that a significant portion of maturing deposits will remain with the Company. Additionally, the majority of the investment securities portfolio is classified as available for sale, which provides the ability to liquidate unencumbered securities as needed. Of the $4.4 billion in the investment securities portfolio, $2.3 billion is unencumbered and $2.1 billion has been pledged to support repurchase transactions, public funds deposits and certain long-term borrowings. Due to the relatively short implied duration of the investment securities portfolio, the Company has historically experienced consistent cash inflows on a regular basis. Securities cash flows are highly dependent on prepayment speeds and could change materially as economic or market conditions change.
Scheduled cash flows from the amortization and maturities of loans and securities are relatively predictable sources of funds. Conversely, deposit flows, prepayments of loans and securities, and draws on customer letters and lines of credit are greatly influenced by general interest rates, economic conditions, competition, and customer demand. The FHLB of Dallas provides an additional source of liquidity to make funds available for general requirements and also to assist with the variability of less predictable funding sources. At September 30, 2019, the Company had $1.5 billion in outstanding FHLB advances, $275.0 million of which was short-term and $1.2 billion that was long-term. Additional FHLB borrowing capacity available at September 30, 2019 amounted to $8.4 billion. At September 30, 2019, the Company also had various funding arrangements with the Federal Reserve discount window and commercial banks providing up to $334.0 million in the form of federal funds and other lines of credit. At September 30, 2019, there were no balances outstanding on these lines and all of the funding was available to the Company.
Liquidity management is both a daily and long-term function of business management. The Company manages its liquidity with the objective of maintaining sufficient funds to respond to the predicted needs of depositors and borrowers and to take advantage of investments in earning assets and other earnings enhancement opportunities. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Company maintains a strategy of investing in various lending and investment security products. The Company uses its sources of funds primarily to fund loan commitments and meet its ongoing commitments associated with its operations. Based on its available cash at September 30, 2019 and current deposit modeling, the Company believes it has adequate liquidity to fund ongoing operations. The Company has adequate availability of funds from deposits, borrowings, repayments and maturities of loans and investment securities to provide the Company additional working capital if needed.
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
The Company’s interest rate risk model indicates that the Company is asset sensitive in terms of interest rate sensitivity. Based on the Company’s interest rate risk model at September 30, 2019, the table below illustrates the impact of an immediate and sustained 100 and 200 basis points parallel increase or decrease in interest rates on net interest income over the next twelve months.
TABLE 14—INTEREST RATE SENSITIVITY

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+200	+3.8%
+100	+2.3%
-100	-6.1%
-200	-12.6%
The influence of using the forward curve as of September 30, 2019 as a basis for projecting the interest rate environment would approximate a 0.6% decrease in net interest income over the next 12 months. The computations of interest rate risk shown above are performed on a static balance sheet and do not necessarily include certain actions that management may undertake to manage this risk in response to unanticipated changes in interest rates and other factors to include shifts in deposit behavior.
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

The FOMC of the FRB, in an attempt to stimulate the overall economy, has, among other things, kept interest rates low through its targeted federal funds rate. While the FOMC continues to observe sustained economic activity, strong labor market conditions, and stable inflation, it has signaled a pause in its recent efforts to increase the federal funds rate and made recent cuts of 25 basis points each in July and September of 2019. Additionally, recent FOMC rhetoric has pointed to continuing to lower the federal funds rate given low inflation measures and overall global economic headwinds. Decreases in the federal funds rate could cause overall interest rates to fall, which may negatively impact financial performance from greater borrower refinancing incentives. Increases in the federal funds rate and the unwinding of its balance sheet could cause overall interest rates to rise, which may negatively impact the U.S. real estate markets and affect deposit growth and pricing. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of collateral securing loans, which could negatively affect our financial performance.

The Company’s commercial loan portfolio is also impacted by fluctuations in the level of one-month LIBOR, as a large portion of this portfolio reprices based on this index, and to a lesser extent Prime. Net interest income may be reduced if more interest-earning assets than interest-bearing liabilities reprice or mature during a period when interest rates are declining, or if more interest-bearing liabilities than interest-earning assets reprice or mature during a period when interest rates are rising.

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

The table below presents the Company’s anticipated repricing of loans and investment securities over the next four quarters.
TABLE 15—REPRICING OF CERTAIN EARNING ASSETS (1)

(in thousands)	4Q 2019	1Q 2020	2Q 2020	3Q 2020	Total less than one year
Investment securities	$490,876	$315,018	$316,487	$309,927	$1,432,308
Fixed rate loans	737,365	699,072	675,137	624,427	2,736,001
Variable rate loans	11,275,883	422,065	369,346	339,291	12,406,585
Total fixed and variable rate loans	12,013,248	1,121,137	1,044,483	963,718	15,142,586
	$12,504,124	$1,436,155	$1,360,970	$1,273,645	$16,574,894
(1) Amounts include expected maturities, scheduled paydowns, expected prepayments, and loans subject to caps and floors and exclude the repricing of assets from prior periods, as well as non-accrual loans and market value adjustments.

As part of its asset/liability management strategy, the Company has seen greater levels of loan originations with adjustable or variable rates of interest in commercial and consumer loan products, which typically have shorter terms than residential mortgage loans. The majority of fixed-rate, long-term, agency-conforming residential loans are sold in the secondary market to avoid bearing the interest rate risk associated with longer duration assets in the current rate environment. However, the Sabadell and Gibraltar acquisitions brought a considerable amount of jumbo, non-agency-conforming residential mortgage loan exposure onto the balance sheet, both fixed rate and variable rate in nature, which increased the overall duration of the portfolio. Considering all of this, as of September 30, 2019, $14.4 billion, or 61%, of the Company’s total loan portfolio had variable interest rates, of which $2.8 billion, or 19%, had an expected repricing date beyond the next four quarters. The Company had no significant concentration to any single borrower or industry segment at September 30, 2019.
The Company’s strategy with respect to liabilities in recent periods has been to emphasize transaction accounts, particularly non-interest or low interest-bearing transaction accounts, which are significantly less sensitive to changes in interest rates. At September 30, 2019, 81% of the Company’s deposits were in transaction and limited-transaction accounts, compared to 85% at December 31, 2018. Non-interest-bearing transaction accounts were 26% of total deposits at September 30, 2019 compared to 28% at December 31, 2018.
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

The table below presents the Company’s anticipated repricing of liabilities over the next four quarters.
TABLE 16—REPRICING OF LIABILITIES (1)

(in thousands)	4Q 2019	1Q 2020	2Q 2020	3Q 2020	Total less than one year
Time deposits	$1,004,626	$1,307,516	$1,136,649	$713,883	$4,162,674
Short-term borrowings	498,049	—	—	—	498,049
Long-term debt	420,747	55,643	120,415	150,376	747,181
	$1,923,422	$1,363,159	$1,257,064	$864,259	$5,407,904
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
TABLE 17—RECONCILIATIONS OF NON-GAAP FINANCIAL MEASURES

	Three Months Ended
	September 30, 2019			September 30, 2018
(in thousands, except per share amounts)	Pre-tax	After-tax	Per share (2)	Pre-tax	After-tax	Per share (2)
Net income	$131,359	$99,850	$1.89	$131,866	$101,465	$1.79
Less: Preferred stock dividends	—	3,599	0.07	—	3,599	0.06
Income available to common shareholders (GAAP)	$131,359	$96,251	$1.82	$131,866	$97,866	$1.73

Non-interest income adjustments (1):
(Gain) loss on sale of investments	—	—	—	(1)	(1)	—

Non-interest expense adjustments (1):
Merger-related expense	—	—	—	973	743	0.01
Compensation-related expense	—	—	—	1,104	839	0.01
Impairment of long-lived assets, net of (gain) loss on sale	—	—	—	3,286	2,497	0.05
Gain on early termination of loss share agreements	—	—	—	(2,708)	(2,058)	(0.04)
Other non-core non-interest expense	—	—	—	(1,955)	(1,486)	(0.02)
Total non-interest expense adjustments	—	—	—	700	535	0.01
Core earnings (Non-GAAP)	131,359	96,251	1.82	132,565	98,400	1.74
Provision for credit losses (1)	8,986	6,829		11,384	8,652
Pre-provision earnings, as adjusted (Non-GAAP)	$140,345	$103,080		$143,949	$107,052

(1)	Excluding preferred stock dividends and merger-related expense, after-tax amounts are calculated using a tax rate of 24%, which approximates the marginal tax rate.

(2)	Diluted per share amounts may not appear to foot due to rounding.

	Nine Months Ended
	September 30, 2019			September 30, 2018
(in thousands, except per share amounts)	Pre-tax	After-tax	Per share (2)	Pre-tax	After-tax	Per share (2)
Net income	$395,627	$301,579	$5.58	$318,620	$240,210	$4.29
Less: Preferred stock dividends	—	8,146	0.15	—	8,146	0.15
Income available to common shareholders (GAAP)	$395,627	$293,433	$5.43	$318,620	$232,064	$4.14

Non-interest income adjustments (1):
Loss (gain) on sale of investments	1,012	769	0.01	55	41	—

Non-interest expense adjustments (1):
Merger-related expense	(344)	(261)	—	31,533	24,272	0.44
Compensation-related expense	(9)	(7)	—	4,106	3,121	0.06
Impairment of long-lived assets, net of (gain) loss on sale	964	732	0.01	10,773	8,187	0.15
Gain on early termination of loss share agreements	—	—	—	(2,708)	(2,058)	(0.04)
Other non-core non-interest expense	(3,022)	(2,297)	(0.04)	(2,733)	(2,078)	(0.04)
Total non-interest expense adjustments	(2,411)	(1,833)	(0.03)	40,971	31,444	0.57
Income tax expense - impact of TCJA	—	—	—	—	6,572	0.12
Income tax expense - other	—	—	—	—	173	—
Core earnings (Non-GAAP)	394,228	292,369	5.41	359,646	270,294	4.83
Provision for loan losses	33,504	25,463		27,290	20,740
Pre-provision earnings, as adjusted (Non-GAAP)	$427,732	$317,832		$386,936	$291,034

(1)	Excluding preferred stock dividends and merger-related expense, after-tax amounts are calculated using a tax rate of 24%, which approximates the marginal tax rate.

(2)	Diluted per share amounts may not appear to foot due to rounding.

	As of and For the Three Months Ended September 30,
(in thousands)	2019	2018
Net interest income (GAAP)	$249,333	$259,225
Taxable equivalent benefit	1,320	1,461
Net interest income (TE) (Non-GAAP) (1)	$250,653	$260,686

Non-interest income (GAAP)	$63,674	$53,087
Taxable equivalent benefit	468	463
Non-interest income (TE) (Non-GAAP) (1)	64,142	53,550
Taxable equivalent revenues (Non-GAAP) (1)	314,795	314,236
Securities (gains) losses and other non-interest income	—	(1)
Core taxable equivalent revenues (Non-GAAP) (1)	$314,795	$314,235

Total non-interest expense (GAAP)	$172,662	$169,062
Less: Intangible amortization expense	4,410	5,382
Tangible non-interest expense (Non-GAAP) (2)	168,252	163,680
Less: Merger-related expense	—	973
Compensation-related expense	—	1,104
Impairment of long-lived assets, net of (gain) loss on sale	—	3,286
Gain on early termination of loss share agreements	—	(2,708)
Other non-core non-interest expense	—	(1,955)
Core tangible non-interest expense (Non-GAAP)(2)	$168,252	$162,980

Average assets (GAAP)	$31,554,291	$30,046,231
Less: Average intangible assets, net	1,303,636	1,309,962
Total average tangible assets (Non-GAAP) (2)	$30,250,655	$28,736,269

Total shareholders’ equity (GAAP)	$4,283,300	$3,942,361
Less: Goodwill and other intangibles	1,301,348	1,305,915
Preferred stock	228,485	132,097
Tangible common equity (Non-GAAP) (2)	$2,753,467	$2,504,349

Average shareholders’ equity (GAAP)	$4,265,571	$3,935,082
Less: Average preferred equity	228,485	132,097
Average common equity	4,037,086	3,802,985
Less: Average intangible assets, net	1,303,636	1,309,962
Average tangible common shareholders’ equity (Non-GAAP) (2)	$2,733,450	$2,493,023

Return on average assets (GAAP)	1.26%	1.34%
Effect of non-core revenues and expenses	—	0.01
Core return on average assets (Non-GAAP)	1.26%	1.35%

Return on average common equity (GAAP)	9.46%	10.21%
Effect of non-core revenues and expenses	—	0.06
Core return on average common equity (Non-GAAP)	9.46%	10.27%
Effect of intangibles (2)	5.02	6.07
Core return on average tangible common equity (Non-GAAP) (2)	14.48%	16.34%

Efficiency ratio (GAAP)	55.2%	54.1%
Effect of tax benefit related to tax-exempt income	(0.3)	(0.3)
Efficiency ratio (TE) (Non-GAAP) (1)	54.9%	53.8%
Effect of amortization of intangibles	(1.5)	(1.7)

Effect of non-core items	—	(0.2)
Core tangible efficiency ratio (TE) (Non-GAAP) (1) (2)	53.4%	51.9%

Total assets (GAAP)	$31,734,598	$30,118,387
Less: Goodwill and other intangibles	1,301,348	1,305,915
Tangible assets (Non-GAAP) (2)	$30,433,250	$28,812,472
Tangible common equity ratio (Non-GAAP) (2)	9.05%	8.69%

Cash Yield:
Earning assets average balance (GAAP)	$28,959,764	$27,722,479
Add: Adjustments	111,075	143,665
Earning assets average balance, as adjusted (Non-GAAP)	$29,070,839	$27,866,144

Net interest income (GAAP)	$249,333	$259,225
Add: Adjustments	(13,715)	(17,566)
Net interest income, as adjusted (Non-GAAP)	$235,618	$241,659

Yield, as reported	3.44%	3.74%
Add: Adjustments	(0.20)	(0.27)
Yield, as adjusted (Non-GAAP)	3.24%	3.47%
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risk are presented at December 31, 2018 in Part II, Item 7A of the 2018 10-K, filed with the Securities and Exchange Commission on February 22, 2019. Additional information at September 30, 2019 is included herein under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
Item 4. Controls and Procedures
An evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2019 was carried out under the supervision, and with the participation of, the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”).
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Information concerning IBERIABANK Corporation's repurchases of its outstanding common stock during the three-month period ended September 30, 2019, is included in the following table:
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2019 (1)(2)	177,818		76.57	177,230	1,540,000
August 1-31, 2019	325,784		71.12	310,000	1,230,000
September 1-30, 2019	65,098		68.60	65,000	1,165,000
Total	568,700	(3)	72.53	552,230	1,165,000
(1)     On July 12, 2019, the Company completed its then current share repurchase program, which commenced in November 2018, and under which the Company repurchased a total of 2,765,000 shares of its common stock at a weighted average price of $75.52 per share, including 117,230 shares purchased in the third quarter at a weighted average price of $75.75 per share.
(2)    On July 17, 2019, the Board of Directors authorized a new repurchase plan of up to 1,600,000 shares of the Company's common stock. This repurchase authorization equated to approximately 3% of total common shares outstanding. Stock repurchases under this program will be made from time to time, on the open market or in privately negotiated transactions at the discretion of the management of the Company. The timing of these repurchases will depend on market conditions and other requirements. The Company currently anticipates the share repurchase program will extend over a two-year period, or earlier if the shares have been repurchased. During the third quarter of 2019, the Company repurchased 435,000 common shares under the current Board-approved plan at a weighted average price of $71.58 per common share. At September 30, 2019, the Company had approximately 1,165,000 remaining shares that may be repurchased under the current plan.
(3)     Includes 16,470 shares of the Company's common stock acquired by the Company during the three-month period in connection with satisfaction of tax withholding obligations on vested restricted stock.
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
Holders of the common stock are subject to the prior dividend rights of any holders of the Company's preferred stock then outstanding. There were 23,750 shares of preferred stock outstanding at September 30, 2019. In addition, the terms of the Company’s outstanding junior subordinated debt securities prohibit it from declaring or paying any dividends or distributions on outstanding capital stock, or purchasing, acquiring, or making a liquidation payment on such stock, if the Company has elected to defer interest payments on such debt.
For additional information, see Note 9, Shareholders' Equity, Capital Ratios and Other Regulatory Matters.

Item 3. Defaults Upon Senior Securities
Not Applicable.

Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No. 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 101.INS	XBRL Instance Document.

Exhibit No. 101.SCH	XBRL Taxonomy Extension Schema.

Exhibit No. 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit No. 101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Exhibit No. 101.LAB	XBRL Taxonomy Extension Label Linkbase.

Exhibit No. 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Exhibit No. 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IBERIABANK Corporation

Date: November 8, 2019	By:	/s/ Daryl G. Byrd
Daryl G. Byrd
President and Chief Executive Officer

Date: November 8, 2019	By:	/s/ Anthony J. Restel
Anthony J. Restel
Vice Chairman and Chief Financial Officer