Form 10-K/A
period 2019-12-31
IBERIABANK CORP
filed 2020-03-17
CIK 933141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1 to Form 10-K

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

Number of shares of common stock outstanding as of March 9, 2020: 52,618,585

EXPLANATORY NOTE
This Amendment No. 1 (this “Amendment”) on Form 10-K/A is being filed with respect to IBERIABANK Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2020 (the “Form 10-K”). This Amendment updates Part III (Items 10-14) to contain certain additional information required therein.
In addition to the changes to Part III to provide the omitted information, this Amendment amends Item 15 of Part IV to include related certifications added to the list of Exhibits. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. This Amendment makes no other changes to the Form 10-K. This Amendment does not reflect events occurring after the filing of the Form 10-K or modify disclosures affected by subsequent events.
The Company expected to hold its 2020 Annual Meeting of Shareholders in early May 2020. Due to the fact that the Company and First Horizon National Corporation expect their merger to close in the second quarter of 2020, the Board of Directors has decided a 2020 Annual Meeting will not be held. In the event the Company decides to hold a 2020 Annual Meeting, a press release will be issued, with sufficient notice to shareholders, announcing: (i) the date, time and location of the 2020 Annual Meeting; and (ii) the new deadline for receipt of shareholder proposals submitted pursuant to Rule 14a-8 under the Securities Exchange Act of 1934 for inclusion in the Company’s proxy materials for the 2020 Annual Meeting.
As used in this Amendment, the terms the “Company,” “we,” “our” and “us” refer to IBERIABANK Corporation.

IBERIABANK CORPORATION AND SUBSIDIARIES

PART III.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

IDENTIFICATION OF DIRECTORS

DIRECTORS WHOSE TERMS EXPIRE IN 2020
Harry V. Barton, Jr.

•	Resides in Lafayette, LA

•	Director Since 1993

•	65 Years of Age

•	Independent

•	Committees: Audit (Chairman) and Nominating and Corporate Governance

Harry V. Barton, Jr. is the owner of Barton Advisory Services, LLC and Harry V. Barton CPA, LLC where he is a Registered Investment Advisor and Certified Public Accountant. In 2009, he earned the AICPA designation of Personal Financial Specialist. Mr. Barton has over 30 years of experience in the accounting industry. His expertise in the industry includes audit, review, and compilation of financial statements, as well as the preparation of individual and corporate tax returns and tax planning for business and high net worth clients. He is also experienced in consulting and advising on business mergers and acquisitions.
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
E. Stewart Shea, III

•	Resides in New Iberia, LA

•	Director Since 1990

•	68 Years of Age

•	Independent

•	Committees: Board Risk, Compensation, Executive, and Nominating and Corporate Governance (Chairman)

E. Stewart Shea, III is Vice Chairman of the Board of IBERIABANK Corporation and IBERIABANK. Mr. Shea has served on the IBERIABANK Board of Directors since 1990 and currently serves as Co-Chairman of IBERIABANK’s New Iberia Advisory Board.

Mr. Shea earned a Bachelor of Science degree in Construction Technology and a Masters degree in Business Administration from Louisiana State University. He began his career working for Houston-based M.W. Kellogg, a company specializing in heavy industrial construction. In 1975, he joined The Bayou Companies, LLC, a 65-year-old fourth generation family owned and operated business, which provided various services to the domestic offshore and onshore gas pipeline industry, as well as to international markets, and which was headquartered at the Port of Iberia in New Iberia, Louisiana. In 1991, the company formed Bayou Coating, LLC, through a joint venture. This entity, headquartered in Baker, Louisiana, specialized in the application of external corrosion and internal flow assurance coatings to the domestic and international oil and gas pipeline markets. In 2005, Bayou acquired Commercial Coating Services International, based in Conroe, Texas. This company offered custom coating, field applied girth weld services and lubricity coatings for the expanded tubular market. During his last 15 years with the company, Mr. Shea served in the capacity of Managing Partner for all of the Bayou affiliated entities and also sat on the Board of Directors. The company was sold to a publicly traded company in February 2009 in an asset based transaction. Mr. Shea continues to manage the remaining stock company now known as Bayou Holdings Company, LLC, serving in the capacity of Managing Partner/President, and he sits on the Board. He is also actively involved in other investments.
Mr. Shea has been civically involved in the New Iberia and Acadiana communities and has served as Past Chairman of The Iberia Industrial Development Foundation and the Port of Iberia Business Association. He has served on the Boards of Epiphany Day School, Catholic High School, The Iberia Crime Stoppers, and the Community Foundation of Acadiana. Mr. Shea was on the Board of, and served as Chairman of, INGAA (Interstate Natural Gas Association of America), an organization comprised of pipeline companies that are in the business of transporting natural gas. Having 35 years of experience in owning and managing an oil and gas service company has given Mr. Shea additional insight and connectivity into the communities and markets that IBERIABANK serves.
Mr. Shea’s business experience and contacts, both in the oil and gas pipeline industries and in the communities and markets served by IBERIABANK, as well as his long-term relationship with and service to IBERIABANK, are among his qualifications to serve on the Board of Directors and provide significant value to the Board.
Rosa Sugrañes

•	Resides in Miami, FL

•	Director Since 2018

•	62 Years of Age

•	Independent

•	Committees: Audit, Investment, and Nominating and Corporate Governance

Rosa Sugrañes was elected to the Board in May of 2018. She currently serves on the Board of Rosa Gres, a manufacturer of Ceramic Tiles in Barcelona, Spain. She also currently serves on the Board of Directors of a new Spanish consumer bank, Sabadell Consumer Finance. Ms. Sugrañes was the founder and former Chief Executive Officer of Iberia Tiles in Miami, Florida, from 1980 until 2012 when the company was sold. She was a Director for Sababell United Bank in Miami from 2006-2017. A native of Barcelona, Spain, Ms. Sugrañes has held dual citizenship in Spain and the U.S. since 1996.
Ms. Sugrañes’ previous professional affiliations include board member of INDRA, a publicly traded IT Company in Spain, from 2007-2017, and Florida East Coast Industries, Inc., the holding company for railroad and real estate businesses in Miami, also publicly traded until it was sold. She is still active in civic and community service currently serving as a member of the Miami-Dade County Cultural Affairs Council, having previously served as Chairman from 2001-2005, and is a member of the International Advisory Board of Baptist Health South Florida. Ms. Sugrañes’ previous civic affiliations include membership in the Young Presidents Organization from 1996-2013; Board member and past Chairman of the Federal Reserve Bank of Atlanta, Miami Branch; and was appointed by Florida Governor Jeb Bush to the Florida Transportation Commission and the Board of Trustees of FIU (Florida International University). She served as Chairman of the Greater Miami Chamber of Commerce and was a member of the Executive Committee, and also served as a member and past Chairman of the Miami Advisory Board of the Knight Foundation.

Ms. Sugrañes has received numerous accolades. She received the Small Business Person of the Year in 1999 from the Small Business Council of America, presented by U.S. Senator Bob Graham, as well as the Medalla al Mérito Civil, awarded by H.R.H. Juan Carlos I, King of Spain, in 2000. Other recognitions include: Serving the Arts Award, The Arts & Business Council Miami-Dade County; Florida Women of Achievement; Successful Hispanic Businesswoman of the Year, CAMACOL; Premio FIDEM a la Mujer Empresaria, Barcelona; Best in Business Award - Hispanic Enterprise Magazine; and Silver Medallion for Humanitarianism - Miami Coalition of Christians and Jews.
Ms. Sugrañes’ knowledge of the South Florida market, business experience, and experience as a former bank director, as well as her relationships with business, political, regulatory, social and civic organizations, are among her qualifications to serve on and add significant value to the Board.

DIRECTORS WHOSE TERMS EXPIRE IN 2021

Ernest P. Breaux, Jr.

•	Resides in New Iberia, LA

•	Director Since 1999

•	75 Years of Age

•	Independent

•	Committees: Board Risk, Investment (Chairman), and Nominating and Corporate Governance

Ernest P. Breaux, Jr. was the Chairman and Chief Executive Officer of Ernest P. Breaux Electrical, Inc., an electrical contracting company from 2005-2010 and a consultant to that company until 2013. The company, headquartered in New Iberia, Louisiana, specializes in all fields of electrical construction. Mr. Breaux was also Chairman and Chief Executive Officer of Equipment Tool Rental and Supply, Inc., Iberia Investment Group, LLC, and Iberia Investments Land Holdings, LLC. Mr. Breaux retired in September 2010.
A native of New Iberia, Louisiana, Mr. Breaux was heavily involved in the electrical industry and within the communities he served. He continues to be an active member of the Institute of Electrical and Electronic Engineers, Louisiana Engineering Society (Registered Engineer), Associated Builders and Contractors (Past President), and the Iberia Industrial Development Foundation (Past Chairman). He is also a past member of the National Joint Apprenticeship Training Committee, Education Industry and Business Council (Past Co-Chairman), State of Louisiana Licensing Board for Contractors, State of Louisiana Work Force Development (under Governor Mike Foster), and the Vision 2000 Commission (City of New Iberia, Louisiana). From January 2011 to December 2013, he was a member of the Finance Committee of the Community Foundation of Acadiana.
His honors include the Patterson Award as Outstanding Electrical Apprentice of Southwest Chapter of NECA (NJATC) in 1967, Merit Shop Man of the Year (Associated Builders and Contractors) in 1992, the Integrity Award (Lafayette Better Business Bureau) in 1997, Outstanding Service as Chairman of Education, Industry and Business (Iberia Industrial Development Foundation) in 2001, Beam Club Award Recipient (ABC) in 2002, and the A.B. Paterson Medal for an Engineer in Management in 2005.
Mr. Breaux’s business experience and contacts in the local community are among his qualifications to serve on the Board of Directors and provide significant value to the Board.

Daryl G. Byrd

•	Resides in New Orleans, LA

•	Director Since 1999

•	65 Years of Age

•	Not Independent

•	Committees: Board Risk, Executive, and Investment

Daryl G. Byrd is President and Chief Executive Officer of IBERIABANK Corporation and IBERIABANK, headquartered in Lafayette, Louisiana. He also serves on the Board of Directors of each organization.

A native of Columbia, South Carolina, Mr. Byrd began his banking career with Trust Company Bank of Georgia (now SunTrust) in 1980. In 1985, he moved from North Carolina having worked for BB&T, to Louisiana to lead commercial lending activities for First National Bank of Lafayette, a subsidiary of First Commerce Corporation. In 1990, Mr. Byrd was named President and CEO of Rapides Bank and Trust Company in Alexandria, another subsidiary bank of First Commerce Corporation. In 1992, he moved to First National Bank of Commerce, the lead bank for First Commerce Corporation, as Executive Vice President in charge of the commercial banking and mortgage banking groups. During his tenure in New Orleans with First Commerce, he also managed the strategic development for multiple businesses and had responsibility for other business lines and support functions. Following the First Commerce/Bank One merger, Mr. Byrd was named President and CEO of Bank One, Louisiana, New Orleans region. He joined IBERIABANK Corporation and IBERIABANK as President in mid-1999.
From January 2011 until December 2013, Mr. Byrd was the Federal Advisory Council representative for the Sixth District of the Federal Reserve System and a member of the Federal Advisory Council, which is composed of 12 representatives of the banking industry and consults with and advises the Board of Governors of the Federal Reserve System on matters within the Board’s jurisdiction.
Some of Mr. Byrd’s current community and civic affiliations include: Eaglebrook School - Deerfield, Massachusetts, member board of trustees; The Order of St. John, member; New Orleans Jazz Orchestra, board; and, Mid-Sized Bank Group, board.
Mr. Byrd earned a Bachelor of Science degree in Business Administration from Samford University in 1976 and a Master of Business Administration degree from the University of Alabama at Birmingham in 1978.
Mr. Byrd’s banking experience, his knowledge of our products and services and the regulatory environment in which we operate, as well as his relationships in the banking and financial industries, are among his qualifications to serve on the Board of Directors and provide significant value to the Board.

John N. Casbon

•	Resides in New Orleans, LA

•	Director Since 2001

•	71 Years of Age

•	Independent

•	Committees: Board Risk (Chairman), Compensation, Executive, and Nominating and Corporate Governance

John N. Casbon serves as Executive Vice President of First American Title Insurance Company, a member of The First American Corporation (NYSE: FAF) family of companies. He has been associated with FAF for over 30 years.
A Florida native, Mr. Casbon graduated from Florida State University with degrees in both Real Estate Finance and Hotel Management and a major in marketing. As a college student, Mr. Casbon was nominated for a Carnegie Medal due to a life-saving event. As a community leader, he works to encourage businesses to assume pro-active civic roles for the betterment and improvement of New Orleans, Louisiana. He founded the New Orleans Police Foundation in 1995 for the purpose of linking businesses with the police department. He is Past Chairman of the Board of the Police Foundation. Mr. Casbon serves or has served on the boards of the American Land Title Association, the LSU Department of Psychiatry Advisory Board, the Louisiana Trooper Foundation, the Business Council of New Orleans and the River Region, The New Orleans/River Region Chamber of Commerce, and The New Orleans Advocate newspaper. He is Past Chairman, and currently a member of the Louisiana World Presidents’ Organization of Louisiana. Mr. Casbon received the 1998 FBI Director’s Community Leadership Award for his role in creating and leading the New Orleans Police Foundation, and was also the recipient of the Anti-Defamation League’s 1998 A.I. Botnick Torch of Liberty Award. He currently serves on the board of the Anti-Defamation League. In 1999, he was awarded the Mayor’s Medal of Honor, and in 2014, Mr. Casbon received the National Civil Rights Award from the National Urban League.
Mr. Casbon’s experience in the title insurance industry and his knowledge of and contacts in markets served by IBERIABANK are among his qualifications to serve on the Board of Directors and provide significant value to the Board.

John E. Koerner, III

•	Resides in New Orleans, LA

•	Director Since 2012

•	76 Years of Age

•	Independent

•	Committees: Audit, Board Risk, and Nominating and Corporate Governance

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
Mr. Koerner’s professional background and civic board service are among his qualifications to serve on and add significant value to the Board.

DIRECTORS FOR TERMS TO EXPIRE IN 2022
William H. Fenstermaker

•	Resides in Lafayette, LA

•	Director Since 1990

•	70 Years of Age

•	Independent

•	Committees: Compensation, Executive (Chairman), and Nominating and Corporate Governance

William H. Fenstermaker is Chairman of the Board of IBERIABANK Corporation and IBERIABANK.
Mr. Fenstermaker is Chairman and Chief Executive Officer of C.H. Fenstermaker and Associates, LLC., a surveying, mapping, engineering, and environmental consulting company that has been serving the oil and gas industry for over 65 years. He has been employed in this capacity since 1971, is responsible for the financial and operational stability of the company and also serves as Chief Risk Officer. The company is headquartered in Lafayette, Louisiana, with offices in Houston, Texas, New Orleans, Louisiana, Shreveport, Louisiana, Baton Rouge, Louisiana, San Antonio, Texas, Lake Charles, Louisiana, and Midland, Texas. The geographical coverage of his company gives him additional insight and connectivity into communities IBERIABANK also serves. Mr. Fenstermaker’s experience in the energy industry provides IBERIABANK additional depth in a segment that we have targeted as a growth opportunity.

Mr. Fenstermaker is not only recognized as a leader in his field, but a leader in the state of Louisiana. Mr. Fenstermaker is a member of the World Presidents’ Organization, Chief Executives Organization, and the Phi Kappa Phi Honor Society. He serves on the Board of Trustees of Lafayette General Medical Center (as its Immediate Past Chairman), the largest full-service medical facility serving the Acadiana region, the Community Foundation of Acadiana, Entergy Louisiana Advisory Board, and the Louisiana Tennis Foundation. Mr. Fenstermaker also sits on the Board and is Past Chairman of the Louisiana Association of Business and Industry, Chairman of the University of Louisiana-Lafayette Foundation, Board of Directors and Past Chairman of the University of Louisiana Executive Advisory Council, Advisory Board of the Louisiana Geographical Survey, and the Board of Directors and Past Chairman of the Louisiana Oil and Gas Association, and is a founder, Past Chairman, and Trustee of Blueprint Louisiana. The list of the key roles he has played with local non-profit, civic, and business organizations is indicative of his commitment to the Lafayette community. His honors include Business Person of the Year (Times of Acadiana) in 1998, the Lafayette Civic Cup in 1999, the Boy Scouts of America Distinguished Citizen Award in 2001, and the Executive of the Year (Acadiana Business Magazine) in 2009. He also received an Honorary Doctorate of Science Degree from the University of Louisiana-Lafayette in 2003 and recently received the Lifetime Achievement Award for his service to Lafayette General Medical Center.

Mr. Fenstermaker’s business experience and relationships, his contacts in communities served by IBERIABANK and in the State of Louisiana, and his long-term relationship with and service to IBERIABANK are among his qualifications to serve on the Board of Directors and provide significant value to the Board.
J. Michael Kemp, Sr.

•	Resides in Birmingham, AL

•	Director Since 2019

•	49 Years of Age

•	Independent

•	Committees: Board Risk, Investment, and Nominating and Corporate Governance

J. Michael Kemp, Sr. was elected to the Board in May 2019. He is the Founder and CEO of Kemp Management Solutions (KMS), a program management and consulting firm based in Birmingham, Alabama. Mr. Kemp has more than 28 years in the construction industry, and has managed or built more than $6.8 billion dollars in construction projects. KMS was started in January 2011 and provides program management in the healthcare, financial, retail, municipal, infrastructure and higher education sectors and provides program management services in the U.S. and Europe.

Mr. Kemp has an Associate Degree in Mathematics from Alabama State University and a Bachelor of Science in Civil Engineering from UAB. He was recognized by the business community in the Birmingham Business Journal’s 2010 Top 40 Under 40 and 2013 Best in Minority Business Awards. Mr. Kemp was recently named as Top 40 Under 40 of the Decade by the Birmingham Business Journal. He is also a member of Leadership Birmingham’s Class of 2012 and Leadership Alabama’s Class of 2017. Mr. Kemp is a member of the Downtown Rotary Club of Birmingham and serves on the Birmingham Regional selection committee for Leadership Alabama.

Mr. Kemp’s board leadership includes: Downtown Rotary Club, Business Council of Alabama (Executive Committee), Operation Hope Alabama Board, Alabama Workforce Council (appointed by the Governor), and IBERIABANK Birmingham Region Advisory Board.
Mr. Kemp’s business experience and contacts across a variety of industry segments and within the communities and markets served by IBERIABANK, as well as his relationship with and service to IBERIABANK, are among his qualifications to serve on the Board of Directors and provide significant value to the Board.

Rick E. Maples

•	Resides in Longboat Key, FL

•	Director Since 2016

•	61 Years of Age

•	Independent

•	Committees: Audit, Compensation (Chairman), Executive, and Nominating and Corporate Governance

Rick E. Maples retired after 31 years at Stifel, Nicolaus and Company Incorporated (“Stifel Nicolaus”) in December 2015 and served as a Senior Advisor to Stifel Financial Corp. (“Stifel Financial”) from January 2016 until the end of March 2018. Headquartered in St. Louis, Missouri, Stifel Financial is a diversified financial services holding company which conducts business through several subsidiaries. Its primary broker dealer subsidiary is Stifel Nicolaus, which is a full service brokerage and investment banking firm. Mr. Maples joined Stifel Nicolaus in 1984 as part of its investment banking team, focusing initially on the real estate industry, and, in 1989, banking and financial services. In 1991, he became Stifel Nicolaus’ Head of Investment Banking. In 2005, with Stifel Financial’s acquisition of Legg Mason Capital Markets, Mr. Maples became Co-Head of Investment Banking for the combined investment bank and maintained his role as Senior Managing Director, heading the Financial Institutions Group. He continued in that role until the end of 2015. In February 2013, Stifel acquired Keefe, Bruyette & Woods, Inc. (“KBW”), an investment banking firm specializing in investment banking services to the financial services industry, and merged its financial institutions group into KBW. At that time, Mr. Maples was named Executive Vice President and Co-Head of Global Investment Banking of KBW.
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
Majority Voting for Directors; Director Resignation Policy
In 2012, the Board of Directors approved an amendment to our Corporate Governance Guidelines regarding majority voting for directors. The Board reviewed corporate governance developments and an interested shareholder proposal on the subject of majority voting in the election of directors. The Board concluded that when shareholder “WITHHOLD” votes exceed “FOR” votes with regard to a director nominee, the Nominating and Corporate Governance Committee and the Board should carefully consider and assess whether it would be appropriate for the director nominee to remain on the Board.
As amended, the Corporate Governance Guidelines provide that in an uncontested director election, any nominee for director who receives a greater number of votes “WITHHOLD” from his or her election than votes “FOR” such election (a “Majority Withheld Vote”) would promptly tender his or her resignation following certification by the Secretary of the shareholder vote. The current plurality vote standard will be retained for contested director elections (elections in which the number of director nominees exceeds the number of Board seats).
The Nominating and Corporate Governance Committee would promptly consider the resignation offer, and a range of possible responses based on the circumstances that led to the Majority Withheld Vote, if known, and make a recommendation to the Board. The Board would act on the Committee’s recommendation within 90 days following certification of the shareholder vote.

If each member of the Committee received a Majority Withheld Vote at the same election, then the directors who did not receive a Majority Withheld Vote would consider the resignation offers and recommend to the Board whether to accept them. If four or fewer directors failed to receive a Majority Withheld Vote, all directors may participate in the action regarding the resignation offers. Any director who tenders his or her resignation pursuant to the Guidelines would not participate in the Committee’s recommendation or Board action regarding whether to accept his or her individual offer to resign. Thereafter, the Board would promptly disclose its decision-making process and decision regarding whether to accept the director’s resignation offer (or the reason(s) for rejecting the resignation offer, if applicable) in a Current Report on Form 8-K furnished to the SEC.
A link to the Corporate Governance Guidelines is on the “Investor Relations” portion of the Company’s website, at http://www.iberiabank.com.

IDENTIFICATION OF EXECUTIVE OFFICERS - See "Information About Our Executive Officers" in Part I of this Report.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
Section 16(a) of the Securities Exchange Act of 1934 requires each of our directors and executive officers and each beneficial owner of more than 10% of our common stock to file with the SEC an initial report on Form 3 of the person’s beneficial ownership of our equity securities and subsequent reports on Form 4 regarding changes in ownership. On the basis of reports and representations of our directors, executive officers and greater than 10% shareholders, we believe that each person subject to the filing requirements with respect to us satisfied all filing requirements during 2019, with the exception that John E. Koerner, III who was late filing four reports on Form 4 with respect to four phantom stock acquisitions, which were subsequently reported on February 7 and March 21, 2019.

CODES OF ETHICS
The Board of Directors has adopted a Code of Ethics for the Chief Executive Officer and senior financial officers, including the Chief Financial Officer, the Chief Accounting Officer, and persons performing similar functions. The Board of Directors also has adopted a Code of Ethics and Conflicts of Interest Policy that applies to all officers, other associates and directors. Links to both codes of ethics are on the “Investor Relations” portion of our website at: http://www.iberiabank.com. Any waiver or substantial amendments of the codes of ethics applicable to our directors and executive officers also will be disclosed on our website.
NOMINATING AND CORPORATE GOVERNANCE COMMITTEE
The independent members of the Board of Directors- Messrs. Barton, Breaux, Casbon, Fenstermaker, Kemp, Koerner, Maples, Shea, who serves as Chairman, and Ms. Sugrañes, serve as our Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is responsible for evaluating and recommending individuals for election or re-election to the Board of Directors, including those recommendations submitted by shareholders, the evaluation of the performance of the Board of Directors and its committees, and the evaluation and recommendation of corporate governance policies. In 2019, the Nominating and Corporate Governance Committee held six meetings. A link to the Nominating and Corporate Governance Committee Charter is on the “Investor Relations” portion of our website, at: http://www.iberiabank.com.

It is a policy of the Nominating and Corporate Governance Committee that candidates for director possess the highest personal and professional integrity, have demonstrated exceptional ability and judgment, and have skills and expertise appropriate for us and serving the long-term interests of our shareholders. The Committee’s process for identifying and evaluating nominees is as follows:

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

Consistent with our Corporate Governance Guidelines, the Nominating and Corporate Governance Committee seeks to nominate candidates with diverse experiences and perspectives. In evaluating candidates, the Committee considers, among other things, diverse backgrounds, professional experience, education, and community involvement, as well as racial and gender diversity. The Committee has not formalized this practice into a written policy.
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
A shareholder’s notice of nomination must be delivered to, or mailed and received at, our principal executive offices not later than 60 days before the anniversary date of the immediately preceding annual meeting of shareholders and must set forth as to each person who the shareholder proposes to nominate for election as a director and as to the shareholder giving the notice:

•	The name, age, business address, and residence address of such person;

•	The principal occupation or employment of such person;

•	The class and number of shares of our stock which are Beneficially Owned (as defined in Article 9A(e) of the Articles of Incorporation) by such person on the date of such shareholder notice; and

•
Any other information relating to such person that is required to be disclosed in solicitations of proxies with respect to nominees for election as directors pursuant to Regulation 14A under the Securities Exchange Act of 1934; and as to the shareholder giving the notice:

◦	The name and address, as they appear on our books, of such shareholder and any other shareholders known by such shareholder to be supporting such nominees; and

◦
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
AUDIT COMMITTEE

The members of the Audit Committee are Mr. Barton, who serves as Chairman, and Messrs. Koerner and Maples and Ms. Sugrañes. Each of the members of the Audit Committee is independent within the meaning of applicable NASDAQ listing standards. The Board of Directors has determined that each of the Audit Committee members has the requisite expertise generally required of an audit committee member under NASDAQ standards and that the Chairman of the Audit Committee, Mr. Barton, is an “audit committee financial expert” as defined in Item 407(d)(5) of SEC Regulation S-K.
The Audit Committee has oversight responsibility for the quality and integrity of our financial statements. The Audit Committee meets privately with the independent registered public accounting firm, has the sole authority to retain and dismiss the independent registered public accounting firm and reviews their performance and independence from management. The independent registered public accounting firm has unrestricted access and reports directly to the Audit Committee. The Audit Committee met ten times during 2019.
The primary functions of the Audit Committee are to oversee: (i) the audit of the financial statements of the Company provided to the SEC, the shareholders, and the general public; (ii) the Company’s internal financial and accounting processes; and (iii) the internal audit process. Additionally, the Audit Committee has responsibilities with respect to: (i) complaints relating to accounting, internal accounting controls or auditing matters; (ii) authority to engage advisors; and (iii) funding as determined by the Audit Committee. The Audit Committee also monitors our compliance with legal and regulatory requirements.
The Audit Committee has adopted a formal policy concerning approval of audit and non-audit services to be provided to us by our independent registered public accounting firm. The policy requires that all services to be provided by the independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, must be pre-approved by the Audit Committee. The Audit Committee pre-approved all audit and non-audit services provided by Ernst & Young LLP during 2019. The Audit Committee will also pre-approve 2020 services to be provided by Ernst & Young LLP.
Pursuant to its Charter, the Audit Committee is authorized to conduct an appropriate review of all related party transactions for potential conflict of interest situations to determine that the related party transaction is consistent with the best interests of the Company and our shareholders. The term “related party transaction” generally means a transaction, arrangement or relationship (or any series of the same) in which we or our subsidiaries are or will be a participant and the amount involved exceeds $120,000, and in which the related party has or will have a direct or indirect interest. A related party generally means a director, nominee or executive officer of the Company; a person known to be the beneficial owner of more than 5% of our common stock; and any “immediate family member” of the foregoing persons (as defined by the SEC). See “Committee Interaction” and "Certain Transactions - Review, Approval or Ratification of Transactions with Related Persons."
While it is the responsibility of management and the Board Risk Committee to assess, manage and monitor the Company’s enterprise-wide exposure to risk, the Audit Committee will review in a general manner the guidelines and policies to govern the processes used by the Board Risk Committee and the management-level risk committee with respect to enterprise-wide risk management. See “Committee Interaction.”
These and other aspects of the Audit Committee’s authority are more particularly described in the Audit Committee Charter. A link to the Audit Committee Charter is on the “Investor Relations” portion of our website, at: http://www.iberiabank.com.

BOARD RISK COMMITTEE
The Board Risk Committee is a standing committee of the Board of Directors of the Company. The purpose of the Board Risk Committee is to assist the Board in fulfilling its oversight responsibilities with respect to the Company’s enterprise risk management framework, risk appetite, risk exposure, risk governance, and significant policies. The members of the Board Risk Committee are Mr. Casbon, who serves as Chairman, and Messrs. Breaux, Byrd, Kemp, Koerner, and Shea. The Board Risk Committee met five times in 2019.
The primary purpose of the Board Risk Committee is to:

•
Monitor and review the enterprise risk management framework and risk management processes of the Company, including the Company’s credit, operational, market, liquidity, legal, regulatory/compliance, and strategic/reputational risks;

•	Annually review and recommend to the Board for approval the Risk Appetite Statement and ensure management operates in alignment with the stated goals, objectives, and metrics;

•	Ensure that management establishes and supports an appropriate risk culture; and

•	Monitor risk management strategies and provide recommendations to the Board in order to effectively manage risk.

The Board Risk Committee’s primary duties and responsibilities include:

•	Annually review and approve significant risk management policies of the bank;

•
Review summary results and reports of the Company’s self-risk identification and assessment program. Review and discuss all key and emerging risks, along with management’s planned course of action for addressing such risks. Review other risks identified and deemed appropriate by the Chief Risk Officer;

•	Review summary reports regarding the Company’s risk appetite and associated metrics and tolerances;

•	Review the annual plan for the Company’s Loan Review program and receive regular Loan Review reports from the Director of Loan Review;

•	Review all decisions of the Management Risk Committee identified by the Chief Risk Officer as having potentially significant impact on the Company;

•	Periodically review regulatory findings and monitor management activities related to regulatory matters;

•	Annually review and assess the performance of the Chief Risk Officer, who reports to the Chief Executive Officer;

•
Regularly review information from the Chief Risk Officer and others as required by the Chief Risk Officer or the Board Risk Committee to discuss matters related to the management of credit risk, market risk, liquidity risk, operational risk, regulatory/compliance risk, legal risk, and reputational/strategic risk as appropriate; and

•	Periodically report to the Board on significant results of the foregoing activities as they relate to the Company.

The Board Risk Committee has authority to conduct any investigation appropriate to fulfilling its responsibilities, and it has direct access to all persons in the organization. The Board Risk Committee may retain, at the Company’s expense, such special consultants and experts as it deems necessary or appropriate to execute its duties.

At certain meetings, the Board Risk Committee meets without members of management present for the purpose of discussing matters independently from management. The Board Risk Committee meets privately at various times through the year with the Chief Risk Officer and such other officers as the Board Risk Committee deems appropriate to discuss any matters that the Board Risk Committee believes should be discussed.
The function of the Board Risk Committee is solely oversight; management is responsible for executing the Company’s risk management processes. Each Board Risk Committee member is entitled to rely on persons and organizations within and outside the Company that provide information and advice to management and the Board Risk Committee and on the accuracy and completeness of this information and advice absent actual knowledge to the contrary.
The Board Risk Committee conducts its business pursuant to a written Board Risk Committee Charter adopted and reviewed at least annually by the Board of Directors. A link to the Board Risk Committee Charter can be found on the “Investor Relations” portion of our website, at http://www.iberiabank.com.

COMMITTEE INTERACTION
In connection with the responsibilities of the Board Risk Committee, with respect to the relationship between the Company’s risk management and the incentive compensation provided to associates, including Named Executive Officers identified in Part I of this Report and other executive and non-executive officers, the Compensation Committee determines whether incentive compensation programs encourage unnecessary and excessive risk taking. The Compensation Committee will seek to limit any unnecessary or excessive risks that these programs may pose to the Company in order to avoid programs that might encourage such risks. The Board of Directors recognizes that information and reports prepared for and reviewed by the Compensation Committee and the Board Risk Committee may each be relevant to the oversight and responsibilities of the other and should be provided to the other, as appropriate.
In connection with the responsibilities of the Audit Committee with respect to compensation risk assessment, the Board of Directors recognizes that information and reports prepared for and reviewed by each of the Compensation Committee, the Audit Committee, and the Board Risk Committee may be relevant to the oversight and responsibilities of the other committees and should be provided to the other committees, as appropriate.

CORPORATE GOVERNANCE
Board of Directors and Shareholders Meetings
The Board of Directors met in regular session eleven times during the fiscal year ended December 31, 2019. The Board of Directors held eleven special meetings relative to the merger between the Company and First Horizon. These special meetings included all members and limited management attendance. All directors were present or participated via teleconference for all meetings, with only one exception. We encourage directors’ attendance at our annual shareholder meetings and request that directors make reasonable efforts to attend such meetings. All of the members of the Board of Directors attended the 2019 Annual Meeting of Shareholders.
Directors Elaine D. Abell and Angus R. Cooper, II retired effective at the 2019 Annual Meeting of Shareholders. On May 13, 2019, the Board of Directors, upon the recommendation of the Nominating and Corporate Governance Committee, elected J. Michael Kemp, Sr. as a director for a three year term.
Board Leadership Structure
Pursuant to our Bylaws, at the first meeting of each newly elected Board of Directors, or at such other time when there is a vacancy, the Board solicits input and nominations from its members and elects one of its members as Chairman to serve at the Board’s pleasure. The Chairman presides over each Board meeting and performs such other duties as may be incident to the office.
Although our Bylaws and Corporate Governance Guidelines would allow our Chairman to hold the position of CEO, it is the current policy of the Board to separate these offices. This separation allows our Chairman to maintain an independent role in management oversight.
Risk Management
Our Board of Directors recognizes that risk management is an enterprise–wide responsibility. Our Board assumes a significant role in risk management both through its actions as a whole and through its committees.

•
The Board Risk Committee assists the Board in fulfilling its responsibilities with respect to oversight of the Company’s enterprise risk management framework, including significant policies and practices used in managing strategic, credit, liquidity, market, operational, compliance, reputational, legal, and certain other risks. The Board Risk Committee’s role and its relationship and interaction with the Board and other committees regarding risk oversight are more fully described under “Board Risk Committee” and “Committee Interaction.”

•
The Compensation Committee evaluates, with our senior officers, risks posed by our compensation programs and seeks to limit any unnecessary or excessive risks these programs may pose to us, in order to avoid programs that might encourage such risks. The Compensation Committee’s role and its relationship and interaction with the Board, the Board Risk Committee, and the Audit Committee are more fully described under “Committee Interaction,” “Compensation Committee,” and “Compensation Committee Report.”

•
The Audit Committee reviews our systems to manage and monitor financial risk with management and our internal audit department. The Audit Committee’s role and its relationship and interaction with the Board, the Board Risk Committee, and the Compensation Committee are more fully described under “Audit Committee” and “Committee Interaction.”

While each of these committees is responsible for evaluating certain risks and overseeing the management of these risks, the entire Board of Directors is regularly informed through committee reports about such risks.
In addition, the Board of Directors and the CEO have appointed a Chief Risk Officer, who is an executive officer of the Company, to support the risk oversight responsibilities of the Board and its committees, and to oversee the corporation’s enterprise-wide risk management program, including various management committees. The Chief Risk Officer also manages a team of senior officers who are assigned responsibility for oversight of particular risks and serves as the chairman of the Management Risk Committee.
Shareholder Communications
Shareholders may communicate directly with members of the Board of Directors or the individual chairperson of a standing Board of Directors’ committee by writing directly to those individuals at the following address: 200 West Congress Street, Lafayette, Louisiana, 70501. Our general policy is to forward, and not to intentionally screen, any mail received at our corporate office. The Board of Directors reserves the right to revise this policy in the event it is abused, becomes unworkable or otherwise does not efficiently serve the policy’s purpose.
Preferred Stock Issuance Representation
The Board of Directors represents that it will not, without prior shareholder approval, issue any series of preferred stock for any defensive or anti-takeover purpose, for the purpose of implementing any shareholder rights plan or with features specifically intended to make any attempted acquisition of the Company more difficult or costly. Subject to these limitations, the Board of Directors may issue preferred stock in connection with capital raising transactions, acquisitions, and joint ventures and for other corporate purposes that may have the effect of making such an acquisition more difficult or costly, as could also be the case if the Board of Directors were to issue additional shares of common stock. This representation is part of our Corporate Governance Guidelines, a link to which is in the “Investor Relations” portion of our website at: http://www.iberiabank.com.
Corporate Governance Guidelines
The Board of Directors has adopted written Corporate Governance Guidelines, which outline the Board’s responsibilities and duties to our shareholders, associates, and clients, and to the communities in which we do business, to ensure that we operate with the highest professional, ethical, legal, and socially responsible standards. The Guidelines address a number of matters relating to our directors, including Board composition and qualifications, functions of the Board and committees of the Board.
The Guidelines also address the following matters of corporate governance:

•
No director of our Company may serve on more than three other public company boards. It is expected that each director will be available to attend substantially all meetings of the Board and any committees on which he or she will serve.

•
Directors are required to submit a letter of resignation to the Board upon a job change. There should be an opportunity for the Board through the Nominating and Corporate Governance Committee to review the appropriateness of Board membership under the circumstances.

•	Employee directors should offer to resign from the Board upon their resignation, removal or retirement as an officer of the Company.

•
Specific Company stock ownership guidelines for directors and executive officers have been established and can be found as a part of the IBERIABANK Corporation Corporate Governance Guidelines. A link to the Corporate Governance Guidelines is on the "Investor Relations" portion of our website, at: http://www.iberiabank.com. The stock ownership guidelines for Named Executive Officers are described in this Report under “Compensation Discussion and Analysis—Executive Stock Ownership Guidelines.” Adoption of these guidelines was intended to ensure that the interests of directors and senior executive officers are aligned with the interests of our shareholders.

•	The Company supports and encourages directors’ periodic participation in continuing education programs to assist them in performing their corporate governance responsibilities.

•
In an uncontested election of directors, any nominee for director who receives a greater number of votes “WITHHOLD” from his or her election than votes “FOR” such election shall promptly tender his or her resignation following certification by the Secretary of the shareholder vote. The Nominating and Governance Committee would then consider the resignation and make a recommendation to our Board as to the action to be taken. This guideline does not apply in contested elections.

A link to the Corporate Governance Guidelines is on the “Investor Relations” portion of our website at: http://www.iberiabank.com.
Diversity and Inclusion

Set forth below is our Mission Statement, which has remained constant since we adopted it over 20 years ago. It has served as the guiding principles of discipline, safety, and performance as we continue to grow and excel:
MISSION STATEMENT

•	Provide exceptional value-based client service

•	Great place to work

•	Growth that is consistent with high performance

•	Shareholder focused

•	Strong sense of community

An essential aspect of our mission is to provide a dynamic, diverse, and inclusive work environment in which our associates can individually and collectively thrive. We strive to attract and retain high-performing professionals at all levels of the organization who value the importance of teamwork and are aligned with the Company’s goals and objectives. We believe that embracing differences, unique viewpoints, and a wide range of talents enhances our performance and fuels our progress. We remain focused and committed to developing and implementing diversity, equity, and inclusion initiatives that support the Company’s strategic plan and make the Company a great place to work for all associates.

Item 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

References to “the Company,” “we,” “our” or “us” in this Compensation Discussion and Analysis means IBERIABANK Corporation and its subsidiaries, unless the context requires otherwise.
This Compensation Discussion and Analysis (“CD&A”) section explains the 2019 compensation program for the Company's Named Executive Officers, or "NEOs", whose compensation information is provided in the tables following this discussion, and how those decisions reflect the achievements of the Company’s 2019 performance and strategic objectives. The Company's 2019 NEOs are listed below:

Daryl G. Byrd	President and Chief Executive Officer ("CEO")
Anthony J. Restel	Vice Chairman and Chief Financial Officer
Fernando Perez-Hickman	Vice Chairman and Director of Corporate Strategy
Michael J. Brown	Vice Chairman and Chief Operating Officer
Elizabeth A. Ardoin	Senior Executive Vice President and Director of Communications, Corporate Real Estate and Human Resources

Executive Summary
The Company’s executive compensation programs have evolved over the past several years culminating in significant changes in 2016 reflective of shareholder feedback. The Company’s executive compensation programs are designed to encourage our executives to execute on the Company’s short and long-term financial goals and to align our executives' interests with those of our shareholders. The discussion below describes the Company's recent business performance and demonstrates the linkage between 2019 performance and pay outcomes.
Business Highlights
We are pleased to share with you some highlights of the Company's performance at and for the year ended December 31, 2019:

•	Net income available to common shareholders totaled $371.6 million, or $6.92 diluted EPS, up from $361.2 million, or $6.46 diluted EPS, in the prior year.

•	Non-GAAP core EPS, which excludes merger-related costs, the impact of tax reform, and other one-time items, was $7.01 compared to $6.69 in the prior year.

•	Returned $93.3 million, or 25%, of net income available to common shareholders through dividends.

•	Experienced a 19% positive total shareholder return ratio (TSR), which includes share price appreciation and dividends paid on our common stock.

•
Net interest income decreased 2% and net interest margin on a taxable equivalent basis decreased 30 basis points to 3.45% as a result of higher funding costs and lower loan yields. Interest and dividend income increased $88.4 million, or 7%, which was primarily volume-related.

•	Non-interest income increased 54% to $234.4 million, primarily due to an increase in mortgage income and lower losses on sales of available-for-sale securities.

•
Non-interest expense decreased 6% to $682.8 million, largely due to lower acquisition-related expenses, including branch consolidation, branch closure, and other merger and conversion-related expenses.

•	Average total loans and leases increased by $1.6 billion, or 8%, to $23.3 billion.

•	Average total deposits increased by $1.5 billion, or 6%, to $24.4 billion.

•	Asset quality and credit metrics improved as non-performing loans and leases to total loans and leases decreased to 0.59%, down from 0.62% in the prior year.

•	Tangible book value per common share increased by 13% to $53.63.

•	Increased the tangible common equity ratio from 8.84% to 9.24%.

•
Shareholders' equity increased $280.5 million, or 7%, during 2019, primarily from undistributed income to common shareholders of $278.2 million, the issuance of $96.4 million in preferred stock, and an increase in accumulated other comprehensive income of $87.5 million, primarily from unrealized gains on the Company's available-for-sale securities portfolio as a result of lower market interest rates. The increases in equity were partially offset by the repurchase of 2,700,000 common shares totaling $204.7 million.

2019 Relative Performance Snapshot

For purposes of these charts, peer average is the average of the relevant metrics for the Company’s peer group, as available. The peer group is listed in the “Competitive Benchmarking” section of this CD&A.

EPS Growth (2019 vs 2018)
7.1%
1.5%
IBKC
Peer
Total Loan Growth (2019 vs 2018)
7.1%
12.9%
IBKC
Peer
Total Deposit Growth (2019 vs 2018)
6.1%
10.6%
IBKC
Peer
Net Interest Margin
3.45%
3.40%
IBKC
Peer
Total Net Charge Offs / Total Avg Loans
0.13%
0.16%
IBKC
Peer
Tangible Common Equity / Total Assets
8.86%
8.80%
IBKC
Peer

Source: S&P Global Intelligence

Summary of 2019 Compensation Actions

Base Salary:	Short-Term Incentive (% of target):	PSUs (% of target):

4.1%	Payout = 119.3%	119.2%

Salary increases for NEOs in 2019 averaged 4.1% 3 year average: Base salary increase for NEOs is 3.7%	3-year average CEO bonus payout: Since 2017, bonus payouts to the CEO have averaged 119.4% of target	3 year average PSU payout: Payouts for the last three PSU cycles have averaged below target at 82.0%

Executive Compensation Program Overview
Significant changes were made to the executive compensation program in 2016. The shareholder advisory vote on the compensation of our NEOs (commonly known as “Say-on-Pay”) at our 2019 Annual Meeting of Shareholders, at which 93% of the vote was in support of the advisory proposal, clearly demonstrated approval of those changes and reaffirmed to us the alignment between our shareholders and executive compensation program.
A summary of the key changes made in 2016 that carried into 2019 include:

Desired Principle/Outcome		Key Changes
Alignment between performance results and executive pay		Overall Compensation Levels:

	✓	2019 annual incentive performance payouts were 119.3% of target for our NEOs, demonstrating alignment between the Company's performance results and executive pay outcomes

Improve transparency and strengthen alignment with financial results and annual incentive award payouts		Annual Incentives:

	✓	Improvement was made around performance metric selection, design clarity, and goal setting in 2016 and there were no changes to this metric from the previous year.

-Three performance goals were selected to align incentives with key financial measures.

- One earnings measure constitutes 50% weight while two credit measures comprise the remaining 50% of the annual incentive opportunity. These metrics were chosen to balance the need to measure profitable growth with credit quality.

- In the first quarter of 2019, the Committee approved a specific performance range for each measure, including Threshold, Target, and Maximum performance goals, all of which were based on an approved budget.

There were no changes to this metric from the previous year.

More emphasis on long-term focused performance metrics to encourage long-term value creation		Long-Term Incentives ("LTI"):

	✓	LTI were allocated between three vehicles with the greatest weight on long-term, performance based incentives:

There were no changes to this metric from the previous year.

The table below demonstrates the Company's strong commitment to ensuring long-term compensation opportunities for senior executives, including NEOs, are aligned with long-term performance and shareholder interests.

Align financial interests between NEOs and shareholders		Stock Ownership:
	✓	For 2019, the CEO's stock ownership requirement remained at 5x his base salary.

	✓	Other NEOs have had their stock ownership requirements remain at 3x base salary.

	✓	All NEOs, including the CEO, are currently in compliance with the stock ownership requirements.

The significant changes made to our executive compensation programs in 2016 carried forward to 2019 and were very well received by our shareholders as evidenced by overwhelming support of our 2019 Say-on-Pay vote (93% favorable support). Our Compensation Committee believes that these voting results reflect our shareholders' support for the structural changes made to, and the current direction of, our executive compensation program, and affirm alignment of our program with shareholder interests. We continue to maintain an open and active dialogue with our shareholders and advisors to identify ways to further refine and improve our executive compensation program. The Compensation Committee believes our current program adequately and effectively promotes the Company’s business strategies and aligns pay with performance and shareholder value.

Key Features of Our Executive Compensation Program

	WHAT WE DO		WHAT WE DON’T DO
✓	We regularly engage with shareholders through our shareholder outreach program.	✗	We do not provide excise tax gross ups on new change-in-control agreements.
✓	The meaningful stock ownership guidelines for the CEO = 5 times base salary and other NEOs = 3 times base salary.	✗	We do not provide new Single Trigger change-in-control severance agreements.
✓	We retain an independent compensation consultant.	✗	We do not allow hedging of Company stock.
✓	We have compensation recovery ("clawback") policies that pertain to our incentive plans.	✗	We do not allow executives or directors to pledge Company shares. Current pledges are grandfathered.
✓	We have annual advisory votes on executive compensation.	✗	We do not allow repricing of underwater stock options (including cash-outs).
✓
Pay for performance: Clear financial goals were established during the first quarter of the year. Performance-based compensation constituted 76% of the total target direct compensation for our CEO and 66% for our NEOs in 2019.
		✗	We do not pay dividend equivalents on stock options or unearned performance shares.
		✗	We do not encourage unnecessary or excessive risk-taking as a result of our compensation policies.
✓	We maintain an independent Compensation Committee (the Compensation Committee consists entirely of independent directors).	✗	We do not base short-term incentive compensation on a single performance metric.
✓
Balance short-term and long-term incentives: Our short-term and long-term incentive programs have different performance goals, which incorporate not only financial measures to drive performance, but also shareholder value measures such as TSR and core Return on Average Tangible Common Equity ("ROTCE").
		✗	We do not provide excessive executive perquisites.
		✗	We do not allow recycling of stock option shares.
✓	Use of performance based equity: 60% of the LTI awards are delivered via 3-year performance shares.

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

•	Attracts and retains high-performing executives;

•	Has a significant portion of pay tied to business performance;

•	Aligns compensation with shareholder interests, while rewarding long-term value creation;

•	Discourages excessive risk-taking by rewarding both short-term and long-term performance;

•	Reinforces high ethical conduct; and

•	Maintains flexibility to respond to industry dynamics.
Unlike target compensation levels, which are set by the Compensation Committee near the beginning of the year, actual compensation is a function of our operational, financial, and stock price performance, as reflected through annual incentive payouts and the value of all long-term incentive awards at vesting. These factors may be considered in decisions to increase or decrease compensation materially. Actual compensation is intended to vary above or below target levels commensurate with our performance. Although not applied to any NEO in 2019, discretion can be exercised by the Committee to award compensation absent attainment of the relevant performance goals.
Compensation Mix
Our strategy for compensating our NEOs and other associates has been based on programs that emphasize performance-based variable compensation. During 2019, the Compensation Committee approved the following incentive plan designs for our NEOs, which included:

•	Annual Incentive Awards: a transparent and formulaic plan, rewarding achievement of profitable growth and credit quality.

•
Long-Term Incentive Awards: granted three types of equity based awards that in combination balance alignment with shareholder interest (stock options), retention (restricted stock), and long-term performance accountability (performance shares).The Company’s emphasis on performance-based compensation is best illustrated by the mix of 2019 compensation for NEOs which was as follows:

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
DECISION MAKING PROCESS
Role of Compensation Committee
The Compensation Committee administers the Company’s compensation program for the President and CEO and other NEOs. The Compensation Committee’s authority and responsibilities are set forth in its charter and include, but are not limited to:

•	Reviewing and approving the compensation for the President and CEO and other executives;

•	Selecting and approving the performance metrics and goals for all executive officer compensation programs and evaluating performance at the end of each performance period; and

•	Approving annual incentive award and long-term incentive award opportunities.

In making compensation decisions, the Compensation Committee uses multiple resources and tools, including the services of its independent compensation advisor.

Role of Executive Officers
Authority and responsibilities of executive officers in determining executive compensation are also set forth in the Compensation Committee charter including, but not limited to:

•	The CEO and other members of management will consult, as necessary and appropriate, with the Committee.

•	To the extent appropriate, the Committee may delegate to the CEO power to create, terminate or amend Company plans.

•	The CEO may recommend to the Committee compensation arrangements for senior officers and other key associates.

•	Appropriate management will consult with the Committee regarding regulatory compliance with respect to compensation matters, including preparation of this CD&A.

Compensation Decisions for the Named Executive Officers
Individual compensation decisions (base salary adjustments and incentive awards) for all NEOs are based upon core performance, achievement of strategic initiatives, and individual performance. The Committee, in its sole discretion, determines any salary adjustments and approves the annual and long-term incentive awards for the President and CEO.
Independent Compensation Consultant
The Compensation Committee has retained Frederic W. Cook & Co. ("FW Cook") as its independent consultant reporting directly to the Compensation Committee.
In its role as the Committee’s independent advisor, FW Cook attends most Committee meetings and advises on matters including compensation program design, competitive benchmarking, and relative pay for performance. FW Cook also provides market data, analysis, and advice regarding compensation of our NEOs and other executive officers. FW Cook does not provide any services to the Company other than executive compensation consulting services to the Committee.
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

Individual Performance			Company Performance		Intangibles
●	NEO's contributions to the development and execution of our business plans and strategies (including contributions that are expected to provide substantial benefit to the Company in future periods)	●	Overall financial performance of the Company, including balance sheet growth (assets), core return on tangible common equity, core earnings per share, credit related metrics, and relative TSR	●	Demonstrated commitment to the Company's core values: Leadership ability; Teamwork; Client focus; Shareholder focus; and Ability to attract, retain, and develop talent.

●	Performance of the NEO's department or functional unit

●	Level of responsibility

During 2019, the Compensation Committee worked with the Committee’s independent compensation consultants to review and define an appropriate peer group of publicly traded commercial bank holding companies. As a result of this review and selection process, the peer group for 2019 was the same group used for 2018 and included the following 19 bank holding companies:

in billions
Bank Holding Company	Total Assets At 12/31/19	Bank Holding Company	Total Assets At 12/31/19
Associated Banc-Corp	$32.4	PacWest Bancorp	$26.8
Bank of the Ozarks	$23.6	People's United Financial, Inc.	$58.6
BankUnited, Inc.	$32.9	Prosperity Bancshares, Inc.	$32.2
Commerce Bancshares, Inc.	$26.1	Synovus Financial Corporation	$48.2
Cullen/Frost Bankers, Inc.	$34.0	Texas Capital Bancshares, Inc.	$32.5
East West Bancorp, Inc.	$44.2	Umpqua Holdings Corporation	$28.8
First Horizon National Corporation	$43.3	Valley National Bancorp	$37.5
F.N.B Corporation	$34.6	Webster Financial Corporation	$30.4
Hancock Whitney Corporation	$30.6	Wintrust Financial Corporation	$36.6
Investors Bancorp, Inc.	$26.7
		Peer Group Average	$34.7

		IBERIABANK Corporation	$31.7

Source: S&P Global Intelligence

In addition, the Compensation Committee reviewed compensation survey data for national commercial banking companies as provided by the independent compensation consultant. All of this national survey data was size adjusted to reflect commercial banks with approximately $30 billion in assets, which was the approximate size of the Company at the time of the compensation review. This national industry perspective provides the Compensation Committee with both a broader view of the executive labor market and additional context from which to evaluate the competitiveness of the Company's compensation program.

  EXECUTIVE COMPENSATION PROGRAM ELEMENTS
The purpose and key characteristics of each element of our 2019 executive compensation program are summarized below:

Element	Purpose	Key Characteristics
Base Salary
Represents each NEO’s base level of responsibility, leadership, tenure, qualifications, and contribution to the success and profitability of the Company and the competitive marketplace for executive talent specific to our industry.
Fixed compensation that is reviewed annually and adjusted if and when appropriate.
Annual Incentive Awards	Motivates NEOs to achieve our short-term business objectives that drive long-term performance while providing flexibility to respond to opportunities and changing market conditions.	Variable performance-based annual cash award. Awards are based on achieving pre-established performance goals.
Performance-Based Restricted Share Units ("RSUs")
Motivates NEOs to achieve our business objectives by tying incentives to our financial and key operational metrics over the performance period while continuing to reinforce the link between the interests of our NEOs and our shareholders.

Variable performance-based long-term award. The number of units earned is based on the achievement over a three year period of absolute ROTCE goals, coupled with ROTCE performance against banks in the KBW Regional Bank Index. The ultimate number of units may be calculated by applying an adjustment of +/- 25% based on TSR performance relative to the peer group.

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

Other Compensation	Provides benefits that promote employee health and work-life balance, which assists in attracting and retaining our NEOs.	Indirect compensation element consisting of health and welfare plans and minimal perquisites.
Post-Termination Compensation and Benefits	Agreements that attract and retain executives, promote continuity in management, and promote equitable separations between the Company and its executives.	Indirect compensation elements related to employment contracts as well as Change in Control Severance Agreements.
Base Salary
We view annual base salary as an important component of compensation for attracting and retaining executive talent. Annual base salaries serve as the foundation for our employee pay structure. Executive base salaries are set after considering factors including external market competitiveness, individual performance, and internal equity. Prior to determining the base salary for each NEO, the Compensation Committee evaluates the results from the comprehensive total compensation study, along with competitive benchmarking discussed in this CD&A.

After reviewing the total compensation targets for our NEOs against market peers, base salaries in 2019 for NEOs, including the CEO, were increased as outlined below.
The below base salaries paid to each NEO in 2019 are disclosed in the Summary Compensation Table.

Named Executive Officer	2018 Base Salary	2019 Base Salary	% Increase
Daryl G. Byrd	$1,125,000	$1,150,000	2.2%
Anthony J. Restel	$575,000	$620,000	7.8%
Fernando Perez-Hickman	$650,000	$663,000	2.0%
Michael J. Brown	$650,000	$663,000	2.0%
Elizabeth A. Ardoin	$484,000	$530,000	9.5%
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
During the first quarter of 2019, the Compensation Committee established the target percentage of base salary for each of the NEOs. The Committee used the 2019 base salary in calculating the annual incentive award payments. The following chart shows the range of annual incentive award opportunities expressed as a percentage of base salary for the NEO.

	Target Bonus Opportunity
Named Executive Officer	% of Salary	$
Daryl G. Byrd	115%	$1,322,500
Anthony J. Restel	85%	$527,000
Fernando Perez-Hickman	85%	$563,550
Michael J. Brown	85%	$563,550
Elizabeth A. Ardoin	85%	$450,500
The following formula was used to calculate the payment that could be awarded to a NEO under the 2019 annual incentive award program:
Base Salary    x    Target Percentage of Base Salary    x    Total Weighted Performance Factor (0 - 200%)
For 2019, the Compensation Committee established the following metrics as the basis for the determination of payouts, if any, under the annual incentive plan. These financial metrics were selected to provide a holistic evaluation of Company performance with an emphasis on profitability, but not at the expense of growth or asset quality.

Metric	Weighting
Core Earnings	50%
Annual Net Charge-Offs to Average Loans	25%
Legacy Non-performing Assets/Total Assets	25%

Annual Incentive Results for 2019

200%
150%
100%
50%
0%
129%
112%
107%
119.3%
Core Earnings 2019*
Annual Net Charge-Offs to Average Loans
Legacy Non-Performing Assets / Total Assets**
Annual Incentive Award***
Target %
Performance to Target

	Core Earnings 2019*	Annual Net Charge-Offs to Average Loans	Legacy Non-Performing Assets / Total Assets**	Annual Incentive Award ***
Target	$5.25	0.15%	0.60%
Weighting	50%	25%	25%
Performance to Target ****	129%	112%	107%
Total Weighted Performance	65%	28%	27%	119.3%
* Excludes special items as detailed in IBERIABANK Corporation's Annual Report on Form 10-K for the year ended December 31, 2019.
** Legacy loans are defined as loans that were originated directly or otherwise underwritten by the Company. Non-performing assets consist of non-accruing loans, accruing loans 90 days or more past due, and other real estate owned, including repossessed assets.
***Annual Incentive Award capped at 200% of target for each.
**** Represents actual performance compared to a pre-determined range of acceptable outcomes approved by the Compensation Committee.
Based on the core performance of the Company relative to the targets established for 2019, our NEO Total Weighted Performance Factor was 119.3%. The Compensation Committee reviewed the overall performance of the Company and concluded that no qualitative adjustments were required and that the Total Weighted Performance Factor fairly captured core performance for 2019. Accordingly, the Total Weighted Performance Factor used for the annual incentive payout was set at 119.3%. The Compensation Committee believes these incentive payments are aligned with the Company’s philosophy, market-based compensation practices, and the contribution of each NEO.

Annual Incentive Payment Calculation for 2019

Named Executive Officer	2019 Annual Incentive Target	Total Weighted Performance Factor	2019 Annual Incentive Paid
Daryl G. Byrd	$1,322,500	119.3%	$1,577,694
Anthony J. Restel	$527,000	119.3%	$628,692
Fernando Perez-Hickman	$563,550	119.3%	$672,294
Michael J. Brown	$563,550	119.3%	$672,294
Elizabeth A. Ardoin	$450,500	119.3%	$537,430
2019 Long-Term Incentive (LTI) Plan

Type of LTI	Vesting Time Frame	Performance Metrics	Percent of Total LTI Award Value
Performance-based RSUs	3 Years - cliff vesting	Core ROTCE; Relative TSR	60%
Restricted Stock	3 Years - 33% per year	None	30%
Stock Options	3 Years - 33% per year	None	10%
We consider long-term equity-based compensation to be critical to the alignment of executive compensation with shareholder value creation. Therefore, a market competitive, long-term equity-based incentive component is an integral part of our overall executive compensation program.
The total long-term incentive award in a given year is based on a multiple calculated as a percentage of base salary. The multiple is converted into an aggregate long-term incentive award. The following chart reflects the 2019 target award opportunities for each NEO:

	LTI Opportunity
Named Executive Officer	% of salary	$
Daryl G. Byrd	210%	$2,362,500
Anthony J. Restel	120%	$690,000
Fernando Perez-Hickman	120%	$780,000
Michael J. Brown	120%	$780,000
Elizabeth A. Ardoin	90%	$435,600
Target long-term incentive opportunities are established based on competitive market practices. The fair value of 2019 long-term incentive awards is reflected in the Summary Compensation Table. In 2019, our long-term equity incentive program consisted of the following components:

•
Performance-based RSUs, which measure 60% of LTI award: Since 2016, a majority of the annual LTI award has been delivered via performance-based RSUs which measure three year performance against a combination of internally established ROTCE goals and our ROTCE relative to the KBW Regional Bank Index, as measured through the use of a matrix, and relative TSR performance.

◦
The Committee determined that the use of a matrix, measuring a combination of relative and absolute performance goals, addressed many issues associated with long-term performance plans.  By establishing absolute goals, coupled with performance against banks in the KBW Regional Bank Index, a matrix mitigates some of the challenges associated with setting precise long-term goals in an uncertain economic environment and avoids the “best of the worst” outcome that is possible with the exclusive use of relative measurement.  The matrix developed to measure ROTCE performance over the three-year-period spanning from January 1, 2019 through December 31, 2021 is presented below:

◦
The column headings “A%”, “B%”, “C%”, and “D%” correspond to specific, absolute ROTCE targets set by the Committee based on the Company’s confidential business plan for the three-year performance period. Because these targets are based on the Company’s non-public business plan and may be misinterpreted as earnings guidance, the Company will not publicly disclose the actual target levels until the completion of the performance period. No payouts can be made unless the minimum threshold level of absolute ROTCE performance is achieved.

◦	The calculated payout earned based on ROTCE performance outlined above, if any, can be modified by TSR performance relative to the peer group as follows:

TSR Percentile Rank (relative to KBW Regional Index)	Payout Adjustment
Above 75th percentile	+25%
Between 25th and 75th percentile	No adjustment
Below 25th percentile	-25%

◦	Performance-based RSUs are eligible to receive dividends at the end of the performance period on the actual shares earned. Any shares earned will be determined in March 2022.

•
Stock Options, which measure 10% of LTI award: Stock options reward NEOs for increasing the market price above the exercise price. We maintain a policy against repricing stock options without shareholder approval. Stock options awarded to the NEOs during 2019 are detailed in the Grants of Plan-Based Awards table in the Executive Compensation section.

•
Restricted Stock, which measure 30% of LTI award: Restricted shares are awarded subject to transfer and vesting restrictions. Restricted share awards are intended to build stock ownership and foster executive retention. All of these restricted share awards have dividend and voting rights. Restricted shares awarded to the NEOs during 2019 are detailed in the Grants of Plan-Based Awards table in the Executive Compensation section.

2017-2019 Performance-based RSUs

During 2017, the NEOs received performance-based RSUs that are earned in shares based on meeting three-year absolute ROTCE goals, coupled with ROTCE performance against banks in the KBW Regional Bank Index. The final payout percentage for these awards was 119.2% of the target grant, as illustrated in the table below:

TSR Percentile Rank (relative to KBW Regional Index)	Payout Adjustment	Muliplier
At or Above the 75th percentile	+25%	125%
Between the 25th and 75th percentile	No adjustment	100%
At or Below the 25th percentile	-25%	75%

On March 1, 2020, the NEO’s cliff-vested in 119.2% of their performance-based RSU grant, settled in shares, for the 2017-2019 performance period. The calculation required no adjustment resulting from the TSR Modifier.
IBKC Closing Incentive Award Letter with Daryl G. Byrd

On November 3, 2019 in connection with the execution of the First Horizon merger agreement, IBKC and IBERIABANK entered into a letter agreement (the “closing incentive award letter”) with Mr. Byrd, providing for a closing incentive award in the form of a restricted stock award (the “Byrd closing incentive award”). The award was granted effective November 18, 2019 and had a grant-date value of $5,000,000, with the number of shares determined using the volume average weighted price of a share of IBKC common stock over the 10 trading days immediately prior to November 18, 2019.

The Byrd closing incentive award will vest in full on the six month anniversary of the closing of the First Horizon merger unless prior to such date Mr. Byrd voluntarily resigns without “good reason” or Mr. Byrd’s employment is terminated for “cause” (each as defined in the Byrd letter agreement, described above). The Byrd closing incentive award will be forfeited if the First Horizon merger does not close, and it is not transferable during Mr. Byrd’s service as Executive Chairman of the combined company. The Byrd closing incentive award will be subject to repayment and recovery in full upon a (i) termination for “cause,” (ii) resignation other than for “good reason” or (iii) material violation of certain restrictive covenants, in each case, prior to the second anniversary of the closing of the First Horizon merger.

In connection with the closing of the First Horizon merger, the Byrd closing incentive award will automatically be converted into an equity award denominated in shares of First Horizon common stock based on the exchange ratio set forth in the First Horizon merger agreement and will remain outstanding and eligible to vest in accordance with its terms.
IBKC Letter Agreements

In connection with the execution of the First Horizon merger agreement, Anthony J. Restel, Michael J. Brown, and Elizabeth A. Ardoin have entered into letter agreements (the “letter agreements”) in recognition of their new roles at the combined company and any corresponding change in duties and responsibilities. The awards were granted in the form of restricted stock awards (each, an “executive closing incentive award”) effective November 18, 2019 with the following grant date values: $1,350,000 for Mr. Restel; $1,400,000 for Mr. Brown; and $825,000 for Ms. Ardoin, with the number of shares determined using the volume average weighted price of a share of IBKC common stock over the 10 trading days immediately prior to November 18, 2019.

Each executive closing incentive award will vest in full on the first anniversary of the closing of the First Horizon merger or, if earlier, upon any termination of employment other than a termination for “just cause” or resignation without “good reason” (each as defined in the letter agreements). All executive closing incentive awards will be forfeited if the First Horizon merger does not close and will be subject to repayment and recovery in full if the executive materially violates any of the restrictive covenants outlined in the letter agreements. In connection with the closing of the First Horizon merger, each executive closing incentive award will automatically be converted into an equity award denominated in shares of First Horizon common stock based on the exchange ratio set forth in the First Horizon merger agreement and will remain outstanding and eligible to vest in accordance with its terms.

To incentivize the executive officers to remain employed with the combined company following the closing of the First Horizon merger, the letter agreements also provide that Messrs. Restel and Brown and Ms. Ardoin, will receive a future payment equal to the amount of potential severance payments outlined in each executive officer's preexisting Change In Control Severance Agreement with IBKC and IBERIABANK that the executive officer would otherwise have become entitled to in connection with the closing of the First Horizon merger (which amount would be equal to 100% of each executive officer’s 280G Maximum (generally defined as 2.99 times the applicable executive’s average compensation over the previous five years)). These severance payments will be made upon the occurrence of any future “separation from service” (as contemplated by Section 409A of the Code). Prior to the closing of the First Horizon merger, the Compensation Committee of the Board of Directors of IBKC will calculate the amount of severance to be paid as if the executive officer had resigned immediately following the closing of the First Horizon merger and credit such amount, within 10 business days following the closing of the First Horizon merger, as a deferred compensation balance under IBKC’s Executive Nonqualified Excess Plan and such amount will be funded and maintained in a rabbi trust. The letter agreements also affirm that such executive officers will remain entitled to up to 39 months’ continued coverage under the executive officer’s medical and life benefit plans upon a termination other than for “just cause” during the 36 month period following the closing of the First Horizon merger and the reimbursement of excise taxes incurred under Section 4999 of the Code and that each will be entitled to.

Under the letter agreements, Messrs. Restel and Brown and Ms. Ardoin have agreed to be bound by certain restrictive covenants, including non-competition and non-solicitation covenants, for the 12 month period following the closing of the First Horizon merger. They will also be subject to indefinite non-disparagement and confidentiality covenants.
Acceleration of Special Acquisition Incentive

In connection with the execution of the First Horizon merger agreement, the Compensation Committee of the Board of Directors of IBERIABANK accelerated the vesting of the performance-based restricted stock awards previously awarded as a special Acquisition Incentive in connection with the successful acquisition and conversion of Sabadell United Bank, dated as of August 1, 2017, and as amended as of April 30, 2018), held by Mr. Byrd (35,000 shares), Mr. Restel (20,000 shares), Mr. Brown (20,000 shares) and Ms. Ardoin (15,000 shares), such that such restricted stock awards became fully vested upon the execution of the First Horizon merger agreement.

Other Benefits and Limited Perquisites

We provide our NEOs with a few perquisites, including club memberships, an annual physical examination, an automobile allowance, social dues, security alarm services, and corporate aircraft flight benefits. We also provide our NEOs a non-qualified deferred compensation plan and individual long-term disability insurance coverage.

Acknowledging our expanded footprint and desire to achieve greater travel efficiencies, the Company acquired a corporate aircraft in 2014. Personal use of the corporate aircraft is limited. However, any personal use will trigger imputed income to the NEO, calculated according to the IRS guidelines.
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

Daryl G. Byrd - President and CEO
The Company has a three-year employment agreement with our President and CEO, Daryl G. Byrd, that automatically renews for an additional year on each anniversary of the agreement unless not earlier than 90 days before the anniversary, the Company gives notice that it will not be renewed. The purpose of this employment agreement is to help retain Mr. Byrd and to define severance benefits for various types of employment terminations. In addition to change in control payments consistent with those of the other NEOs except Mr. Perez-Hickman, Mr. Byrd’s employment agreement requires payment of compensation and/or benefits under various other termination of employment situations. Under the terms of this agreement, if Mr. Byrd’s employment is terminated other than for Cause (as defined), disability, retirement, or death, or if Mr. Byrd terminates his employment for Good Reason (as defined), then he would be entitled to severance benefits. Under this termination, he would be entitled to cash severance payments equal to the greater of one year’s base salary or his base salary for the remaining term of the agreement.
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
If Mr. Byrd terminates his employment within 30 days of a Change in Control (as defined), or within 90 days of an event constituting Good Reason occurring within three years of a Change in Control, or within 30 days of the first anniversary of a Change in Control, or if the company terminates his employment without Cause within three years of a Change in Control, then he would be entitled to receive either the greater of his salary for the remaining term of the agreement, twice his salary, or Code Section 280G ("280G Maximum") defined generally as 2.99 times his average compensation over the previous five years. If any payments to be made under the agreement are deemed to constitute “excess parachute payments,” and therefore are subject to an excise tax under Section 4999 of the Code, the Company would pay him the amount of the excise tax plus an amount equal to any additional federal, state, or local taxes that may result because of such additional payment. In addition to the cash severance benefits described, Mr. Byrd would be entitled to a continuation of benefits similar to those he was receiving at the time of such termination for the period otherwise remaining under the term of the agreement or until he obtains full-time employment with another employer, whichever occurs first. Additional details concerning these benefits can be found under the “Potential Payments Upon Termination or Change in Control” heading.

Fernando Perez-Hickman - Vice Chairman and Director of Corporate Strategy
Commencing as of the closing date of the Sabadell United acquisition, July 31, 2017, IBERIABANK entered into a 36-month employment agreement with Fernando Perez-Hickman, our Vice Chairman and Director of Corporate Strategy. The agreement may be renewed by Mr. Perez-Hickman for an additional 24 months (the “Renewal Term”). If Mr. Perez-Hickman elects to extend the term of the contract for an additional two years, he will receive a renewal award of 20,000 shares of restricted stock, which shall vest on the fourth and fifth anniversaries of the Sabadell United closing. The purpose of this employment agreement is to help retain Mr. Perez-Hickman and to define severance benefits for various types of employment termination. The employment agreement requires payment of compensation and/or benefits under various terminations of employment situations.
If Mr. Perez-Hickman’s employment is terminated without Just Cause (as defined), he will be bound by certain Restrictive Covenants (as defined, including non-competition, non-solicitation, and non-recruitment), and he will be entitled to the following severance benefits: an Annual Bonus with a target amount no less than 75% of Base Salary, his Base Salary of $663,000 per annum for 24 months from the date of termination and awards of restricted stock and long-term incentive awards would vest. If Mr. Perez-Hickman voluntarily resigns with Good Reason (as defined) within 3 years of the Sabadell closing date, he will be bound by the Restrictive Covenants and entitled to receive the Annual Bonus and his Base Salary for 24 months. In addition, unvested awards will vest. Upon Mr. Perez-Hickman’s death, his estate would be entitled to receive 200% of his Base Salary and unvested stock awards. These amounts may be payable from life insurance proceeds of a policy, the costs of which are to be paid by IBERIABANK. In the event of Mr. Perez-Hickman’s disability (as defined), he would be bound by the Restrictive Covenants, and be entitled to receive the Annual Bonus, and all unvested awards and the Renewal Award, if applicable, would vest.
The Change in Control Severance Agreement for Mr. Perez-Hickman provides for severance pay and benefits in the event if within three months prior or two years after a Change in Control Mr. Perez-Hickman resigns for Good Reason, as defined, or is terminated by the Company or its successor without Just Cause, as defined. The severance payment is equal to a lump sum cash payment in an amount equal to the sum of a pro rata bonus (unless entitled to a guarantee bonus payment) in an amount determined by multiplying (1) his target bonus for the year of termination or, the average of the annual bonuses awarded, if he does not have a target bonus, for the three fiscal years immediately preceding the date of termination; provided, however, that if he is not employed during each of the three most recently completed fiscal years, then the amount shall be the average of the annual bonuses awarded to him for each fiscal year he was eligible to receive a bonus, by (2) the fraction obtained by dividing the number of days in the year through the date of termination by 365, plus an amount equal to 2.5 times the sum of (x) his base salary in effect at termination and (y) a bonus amount determined as follows in the stated order of priority: (A) if applicable, his guarantee bonus, (B) if not entitled to a guarantee bonus, the target bonus for the year, (C) if he does not have a target bonus, the average of the annual bonuses awarded to him for the three most recently completed fiscal years, or (D) that if he is not employed during each of the three most recently completed fiscal years, then the amount shall be the average of the annual bonuses awarded to him for each fiscal year he was eligible to receive a bonus. In addition, he will receive a lump sum cash payment in an amount equal to the sum of the aggregate monthly premium that would be paid by him and the Company to obtain group health plan coverage plus the aggregate monthly premium that would be paid by him and the Company to obtain group term life insurance, multiplied by 36, less applicable withholding taxes.
Mr. Perez-Hickman’s Change in Control severance agreement does not provide for a Section 280(g) gross up payment.  The agreement stipulates that in the event severance benefits are subject to the excise tax under Code Section 4999, the amount payable to him would be reduced to the 280G Maximum if the reduction would result in him receiving a greater after-tax amount.

Change in Control Severance Agreements With Other Named Executive Officers
We have entered into Change in Control Severance Agreements with members of senior management, including each of our NEOs other than Mr. Byrd. The agreements for Mr. Restel, Mr. Brown, and Ms. Ardoin provide for severance pay and benefits to the individuals upon voluntary resignation within 30 days after a Change in Control of IBERIABANK Corporation, or if within three years of a Change in Control the individual resigns for Good Reason, or is terminated by the Company or its successor without Just Cause, (in each case, as defined in the Change in Control Severance Agreements). The severance payment is equal to 100% of each individual’s 280G Maximum. In addition, each will be entitled to continued medical and life insurance benefits at the Company’s expense for 39 months following termination of employment. We will also make the individual whole for any excise tax imposed by the Internal Revenue Service with respect to any payments under the agreement. Each of these agreements was amended in 2008 to comply with the deferred compensation requirements of Code Section 409A.

In connection with the execution of the First Horizon merger agreement, Mr. Restel, Mr. Brown and Ms. Ardoin have entered into letter agreements (the “letter agreements”) which amend the Change in Control Severance Agreements with each such NEO, subject to and conditioned upon the closing of the merger.

To incentivize Mr. Restel, Mr. Brown and Ms. Ardoin to remain employed with the combined company following the closing of the First Horizon merger, the letter agreements provide that each will receive a future payment equal to the amount of potential severance payment described above. These severance payments will be made upon the occurrence of any future “separation from service” (as contemplated by Section 409A of the Code). Prior to the closing of the First Horizon merger, the Compensation Committee of the Board of Directors of IBERIABANK will calculate the amount of severance to be paid as if the executive officer had resigned immediately following the closing and credit such amount, within 10 business days following the closing, as a deferred compensation balance under IBERIABANK’S Executive Nonqualified Excess Plan, and such amount will be funded and maintained in a rabbi trust. The letter agreements also affirm that such executive officers will remain entitled to up to 39 months continued coverage under the executive officer’s medical and life benefit plans upon a termination other than for “just cause” during the 36-month period following the closing of the First Horizon merger and the reimbursement of excise taxes incurred under Section 4999 of the Code that each will be entitled to.

Under the letter agreements, Mr. Restel, Mr. Brown and Ms. Ardoin have agreed to be bound by certain restrictive covenants, including non-competition and non-solicitation covenants, for the 12-month period following the closing of the First Horizon merger. They will also be subject to indefinite non-disparagement and confidentiality covenants.

OTHER COMPENSATION PROGRAM ASPECTS
Executive Stock Ownership Guidelines

We believe it is important for our NEOs and other senior executive officers to be significant shareholders so that their financial interests are aligned with our other shareholders. To foster executive stock ownership, we maintain executive stock ownership guidelines. We believe that these ownership guidelines, as well as our total long-term incentive program, have been effective in building an ownership culture. Thus, the financial interests of our executive leadership team are directly aligned with other shareholders. These ownership guidelines are stated as a multiple of base salary. NEOs have five years from the date the guideline applies to meet the target ownership level. The table below summarizes the share guidelines for NEOs expressed as a multiple of current base salary.

Named Executive Officer	2019 Ownership Guideline Multiple of Salary

Daryl G. Byrd	5x Base Salary
Anthony J. Restel	3x Base Salary
Fernando Perez-Hickman	3x Base Salary
Michael J. Brown	3x Base Salary
Elizabeth A. Ardoin	3x Base Salary

Currently, all NEOs are in compliance with the required stock ownership guidelines.
The Stock Ownership Guidelines are part of the IBERIABANK Corporation Corporate Governance Guidelines. A link to these guidelines is on the “Investor Relations” portion of our website at: http://www.iberiabank.com.
Equity Grant Practices
The Compensation Committee generally grants equity awards in the first quarter of each year. The Compensation Committee does not have any programs, plans, or practices of timing these awards in coordination with the release of material non-public information. We have never backdated, re-priced, or spring-loaded any of our equity awards.
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
Anti-Pledging Policy
In March 2016, the Board of Directors amended the Company's insider trading policy to prohibit directors, executive officers, and other persons subject to such policy, subsequent to the date of adoption, from holding shares in margin accounts or pledging shares as collateral for a loan. These restrictions will not apply to shares of Company common stock held in a margin account or pledged as collateral for a loan prior to the date of adoption of amendments to such policy. Under certain limited circumstances, an exception to the prohibition on pledged common stock may be granted.
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
Section 162(m)
Section 162(m) of the Code limits to $1 million a public company’s annual tax deduction for compensation paid to certain executive officers. Prior to the enactment of the Tax Act in December 2017, Section 162(m) provided an exemption from this deduction limitation for compensation that qualified as “performance-based compensation”. However, among other changes to Section 162(m), the exemption for performance-based compensation was repealed, effective for taxable years beginning after December 31, 2017, subject to transition relief for certain arrangements in place as of November 2, 2017. The Compensation Committee’s policy is to structure compensation awards that will be deductible, where doing so will further the purposes of our executive compensation programs. The Committee also considers it important to retain flexibility, to design compensation programs that recognize a full range of criteria important to our success, even where compensation payable under the programs may not be fully deductible. The elimination of the performance-based exemption from Section 162(m)'s deduction limit has not altered the Committee's commitment to a pay-for-performance executive compensation program. The Committee believes that the Section 162(m) related tax deduction is only one of several relevant considerations in setting compensation. The Committee also believes that the Section 162(m) tax deduction limitation should not be permitted to compromise its ability to design and maintain executive compensation arrangements that, among other things, are intended to attract, retain, and motivate talented, high-performing leaders. Therefore, it is not anticipated that the changes to Section 162(m) will significantly impact the design of our compensation program going forward.

The Committee will give careful consideration to the possible impact of other tax and accounting treatments of particular forms of consideration to NEOs, other executives, and other Company associates.

EXECUTIVE COMPENSATION
Summary Compensation Table
The following table summarizes the compensation earned or awarded for services rendered in all capacities by the Company’s Chief Executive Officer, Chief Financial Officer, and by its three other most highly compensated Named Executive Officers for the years indicated.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary (1)	Bonus(2)	Stock Award(s) (3)	Option Award(s)(3)	Non-Equity Incentive Plan Compensation(4)	All Other Compensation (5)	Total
Daryl G. Byrd	2019	$1,145,192	$—	$6,930,322	$239,567	$1,577,694	$249,522	$10,142,297
President and CEO	2018	$1,125,000	$—	$2,126,267	$238,203	$1,546,990	$251,309	$5,287,769
	2017	$1,119,260	$—	$4,963,054	$207,368	$1,139,197	$248,761	$7,677,640
Anthony J. Restel	2019	$611,346	$—	$1,918,079	$69,971	$628,692	$34,578	$3,262,666
Vice Chairman and CFO	2018	$575,000	$—	$620,939	$69,566	$593,013	$39,563	$1,898,081
	2017	$565,385	$—	$2,187,977	$55,688	$436,692	$27,682	$3,273,424
Fernando Perez-Hickman	2019	$660,500	$250,000	$702,005	$79,091	$672,294	$109,271	$2,473,161
Vice Chairman, Director of Corporate Strategy	2018	$650,000	$250,000	$701,988	$78,636	$670,362	$73,795	$2,424,781
	2017	$247,500	$750,000	$3,943,974	$82,413	$500,000	$3,621,736	$9,145,623
Michael J. Brown	2019	$660,500	$—	$2,047,123	$79,091	$672,294	$55,051	$3,514,059
Vice Chairman and COO	2018	$650,000	$—	$701,988	$78,636	$670,362	$61,204	$2,162,190
	2017	$645,192	$—	$2,296,041	$65,830	$493,652	$44,236	$3,544,951
Elizabeth A. Ardoin	2019	$521,154	$—	$1,184,643	$44,170	$537,430	$28,144	$2,315,541
Sr. Executive Vice President and Director of Communications, CRE and HR	2018	$475,539	$—	$356,419	$39,933	$432,607	$11,924	$1,316,422
	2017	$432,308	$—	$1,539,746	$31,608	$289,609	$27,994	$2,321,265

(1)
Amounts in column (c) include salaries deferred under the Company's Non-Qualified Deferred Compensation plan in 2018 and 2017. For Mr. Restel the salaries deferred includes $85,000 and $75,385 in 2018 and 2017, respectively.

(2)	Amounts in column (d) include retention bonus received in 2019, 2018, and 2017 for Mr. Perez-Hickman.

(3)
The amounts shown in columns (e) and (f) reflect the aggregate grant date value awarded and computed in accordance with FASB ASC Topic 718 for stock-based and option awards for each of the Named Executive Officers for the years ended December 31, 2019, 2018, and 2017. The assumptions used for the calculations can be found at Note 17 to our audited financial statements in this Form 10-K for the years ended December 31, 2019, 2018, and 2017. Pursuant to SEC rules, we disregarded the estimate of forfeitures related to service-based vesting conditions.

The amounts shown in column (e) reflect the grant date values of certain awards that are subject to performance conditions. Pursuant to SEC rules, the grant date values shown above are reported based upon the probable outcome of such conditions as of the date of grant. The table below shows the value of such awards at the grant date assuming that the highest level of performance is achieved.

(4)
Amounts in column (g) include bonuses deferred under the Company’s Non-Qualified Deferred Compensation plan for 2018 and 2017. For Mr. Restel the amounts deferred include $59,301 and $43,669 for 2018 and 2017 bonuses, respectively.

Name	Year	Maximum Stock Awards
Daryl G. Byrd	2019	$9,056,588
	2018	$4,252,576
	2017	$7,089,358
Anthony J. Restel	2019	$2,539,040
	2018	$1,241,878
	2017	$2,754,993
Fernando Perez-Hickman	2019	$1,403,974
	2018	$1,403,935
	2017	$4,645,948
Michael J. Brown	2019	$2,749,092
	2018	$1,403,935
	2017	$2,971,040
Elizabeth A. Ardoin	2019	$1,576,712
	2018	$712,880
	2017	$1,863,699

(5)

ALL OTHER COMPENSATION IN 2019
	Perquisites and Other Personal Benefits (i)	Company Contributions to 401(k) Plan	Company Contribution to Non-Qualified Deferred Compensation Plan	Tax Reimbursement	Total
Name	($)	($)	($)	($)	($)
Daryl G. Byrd	79,559	5,600	150,000	14,363	249,522
Anthony J. Restel	25,588	5,600	—	3,390	34,578
Fernando Perez-Hickman	79,639	5,600	—	24,032	109,271
Michael J. Brown	46,462	5,600	—	2,989	55,051
Elizabeth A. Ardoin	19,944	3,953	—	4,247	28,144

(i)
For a description of perquisites relating to personal use of the corporate aircraft for NEOs, see "Other Benefits and Limited Perquisites" within the CD&A section. Other perquisites and personal benefits whose incremental cost is included in the amounts shown consist of the following: long-term disability premiums, annual physical examinations, automobile allowances, personal use of the corporate aircraft, social dues, and security alarm expenses. Mr. Perez-Hickman's perquisites and other personal benefits includes auto allowance and social dues costs of $35,000 in 2019.

We estimate the aggregate incremental cost of the Company aircraft to be equal to the average operating cost for the year (which includes items such as fuel, maintenance, landing fees, and other direct costs) based on the number of hours flown each year. Direct incremental costs for charter flights is the amount of the charter.

Grants of Plan-Based Awards
The following table provides information concerning grants of awards made to our NEOs during the year ended December 31, 2019.
The 2019 stock option grants, restricted stock, and restricted share unit awards to the NEOs were issued from our 2016 and 2019 Stock Incentive Plans. Under these plans, equity-based awards vest on a “change-in-control” occurrence. Dividends are payable on all unvested restricted stock at the same rate paid on all other outstanding shares of our common stock. Dividend equivalent units are added to all unvested restricted share unit grants. In 2019, we declared dividends payable in the amount of $1.76 per share.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)		Estimated Future Payouts Under Equity Incentive Plan Awards (2)
Name	Grant Date	Target ($) (1)	Maximum ($) (1)	Target (#) (2)	Maximum (#) (2)	All Other Stock Awards: Number of Shares or Units of Stock (#) (3)	All Other Option Awards: Number of Securities Underlying Options (#) (3)	Exercise or Base Price of Option Awards ($)	Grant Date Fair Value of Stock and Option Awards ($) (4)
Daryl G. Byrd	1/11/2019			—	—	10,079	—	—	$708,755
	1/11/2019			20,504	51,260	—	—	—	$1,417,511
	1/11/2019			—	—	—	16,602	$70.32	$239,567
	11/18/2019			—	—	65,308	—	—	$4,804,056
		$1,322,500	$2,645,000
Anthony J. Restel	1/11/2019			—	—	2,944	—	—	$207,022
	1/11/2019			5,987	14,968	—	—	—	$413,974
	1/11/2019			—	—	—	4,849	$70.32	$69,971
	11/18/2019			—	—	17,633	—	—	$1,297,083
		$527,000	$1,054,000
Fernando Perez-Hickman	1/11/2019			—	—	3,328	—	—	$234,025
	1/11/2019			6,770	16,925	—	—	—	$467,980
	1/11/2019			—	—	—	5,481	$70.32	$79,091
		$563,550	$1,127,100
Michael J. Brown	1/11/2019			—	—	3,328	—	—	$234,025
	1/11/2019			6,770	16,925	—	—	—	$467,980
	1/11/2019			—	—	—	5,481	$70.32	$79,091
	11/18/2019			—	—	18,286	—	—	$1,345,118
		$563,550	$1,127,100
Elizabeth A. Ardoin	1/11/2019			—	—	1,858	—	—	$130,655
	1/11/2019			3,781	9,453	—	—	—	$261,379
	1/11/2019			—	—	—	3,061	$70.32	$44,170
	11/18/2019			—	—	10,775	—	—	$792,609
		$450,500	$901,000

(1)
Amounts included in the Estimated Future Payouts Under Non-Equity Incentive Plan Awards column reflect the range of possible annual cash incentive payouts for 2019 performance. The maximum individual award for participants in 2019 was 200% of the target award. At the end of each plan year, the Compensation Committee evaluates the overall performance against targets to determine annual cash awards, which are reflected in the 2019 Summary Compensation Table under the Non-Equity Incentive Plan Compensation column.

(2)
Restricted share units were issued under our 2016 Stock Incentive Plan and 2019 Stock Incentive Plan. Following the end of the three-year performance period, but prior to March 1, 2022, the Compensation Committee will determine the percentage of the target award value that will vest, which will be between 0% and 250% of the target award value. Payout of the vested RSUs will be effective on March 1, 2022. Any remaining unvested RSUs will be immediately forfeited. The value of the shares on the grant date of each of the RSUs awarded on January 11, 2019 was $70.32 per share.

(3)
Restricted stock awards and stock option grants were issued under our 2016 Stock Incentive Plan and 2019 Stock Incentive Plan and vest over three years in equal increments on the anniversaries of the date of grant. The closing incentive restricted stock awards granted on November 18, 2019 at a value of $73.58 per share will vest in full on the first anniversary (or six-month anniversary in the case of Mr. Byrd) of the merger closing date. Awards will be forfeited if the merger does not close.

(4)
For option awards, this represents the grant date fair value based on Black Scholes model valuation of $14.43 per share for grants on January 11, 2019. For restricted stock awards, the fair value is based on the grant date fair value of our common stock.

In 2019, associates, including all current officers who are not executive officers, as a group were granted restricted stock and option awards totaling 188,260 shares under the 2016 and 2019 Stock Incentive Plans. The weighted average option exercise price was $70.35 per share. All executive officers as a group were granted restricted stock and option awards totaling 209,908 shares under the 2016 and 2019 Stock Incentive Plans. The weighted average option exercise price was $70.32 per share. The Company issued a total of 64,409 restricted share units under the 2016 Stock Incentive Plan to certain executive officers, including the named executive officers, in 2019. The Company also issued a total of 1,915 restricted share units under the 2016 Stock Incentive Plan to certain officers who are not executive officers in 2019.
Outstanding Equity Awards at Fiscal Year-End
The following table sets forth the outstanding equity based awards held by NEOs as of December 31, 2019:

Option Awards						Stock Awards

Name	Grant Date	Number of Shares Underlying Unexercised Options (#) Exercisable	Number of Shares Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Grant Date	Number of Shares or Units That Have Not Vested (#)	Market Value of Shares That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Daryl G. Byrd	5/4/10 (2)	29,964	—	$60.10	5/4/20	2/15/17 (4)	2,760	$206,531
	3/10/11 (2)	23,585	—	$55.64	3/10/21	2/15/17 (5)			17,508	$1,310,124
	2/22/12 (2)	33,885	—	$52.33	2/22/22	2/22/18 (4)	5,748	$430,123
	2/19/13 (2)	11,312	—	$52.36	2/19/23	2/22/18 (5)			17,904	$1,339,756
	2/17/14 (3)	14,690	—	$65.37	2/17/24	1/11/19 (4)	10,079	$754,212
	2/20/15 (3)	15,940	—	$62.57	2/20/25	1/11/19 (5)			20,504	$1,534,314
	2/18/16 (3)	26,485	—	$47.35	2/18/26	11/18/19 (6)	65,308	$4,886,998
	2/15/17 (3)	7,405	3,702	$85.60	2/15/27
	2/22/18 (3)	4,325	8,649	$82.20	2/22/28
	1/11/19 (3)	—	16,602	$70.32	1/11/29

Anthony J. Restel	3/10/11 (2)	3,515	—	$55.64	3/10/21	2/15/17 (4)	675	$50,510
	2/22/12 (2)	10,001	—	$52.33	2/22/22	2/15/17 (5)			4,280	$320,272
	2/19/13 (2)	3,409	—	$52.36	2/19/23	3/28/17 (4)	68	$5,088
	2/17/14 (3)	3,796	—	$65.37	2/17/24	3/28/17 (5)			430	$32,177
	2/20/15 (3)	4,119	—	$62.57	2/20/25	2/22/18 (4)	1,679	$125,640
	2/18/16 (3)	6,983	—	$47.35	2/18/26	2/22/18 (5)			5,228	$391,211
	2/15/17 (3)	1,810	905	$85.60	2/15/27	1/11/19 (4)	2,944	$220,300
	3/28/17 (3)	182	91	$77.40	3/28/27	1/11/19 (5)			5,987	$448,007
	2/22/18 (3)	1,263	2,526	$82.20	2/22/28	11/18/19 (6)	17,633	$1,319,477
	1/11/19 (3)	—	4,849	$70.32	01/11/29

Fernando Perez-Hickman	8/1/17 (3)	2,728	1,364	$81.05	8/1/27	8/1/17 (4)	14,295	$1,069,695
	2/22/18 (3)	1,428	2,855	$82.20	2/22/28	8/1/17 (5)			6,052	$452,871
	1/11/19 (3)	—	5,481	$70.32	1/11/29	2/22/18 (4)	1,898	$142,027
						2/22/18 (5)			5,910	$442,245
						1/11/19 (4)	3,328	$249,034
						1/11/19 (5)			6,770	$506,599

Michael J. Brown	5/4/10 (2)	11,493	—	$60.10	5/4/20	2/15/17 (4)	876	$65,551
	3/10/11 (2)	7,988	—	$55.64	3/10/21	2/15/17 (5)			5,559	$415,980
	2/22/12 (2)	13,502	—	$52.33	2/22/22	2/22/18 (4)	1,898	$142,027
	2/19/13 (2)	4,424	—	$52.36	2/19/23	2/22/18 (5)			5,910	$442,245
	2/17/14 (3)	5,113	—	$65.37	2/17/24	1/11/19 (4)	3,328	$249,034
	2/20/15 (3)	5,548	—	$62.57	2/20/25	1/11/19 (5)			6,770	$506,599
	2/18/16 (3)	9,069	—	$47.35	2/18/26	11/18/19 (6)	18,286	$1,368,341
	2/15/17 (3)	2,351	1,175	$85.60	2/15/27
	2/22/18 (3)	1,428	2,855	$82.20	2/22/28
	1/11/19 (3)	—	5,481	$70.32	1/11/29

Elizabeth A. Ardoin	5/4/10 (2)	2,736	—	$60.10	5/4/20	2/15/17 (4)	421	$31,503
	3/10/11 (2)	1,369	—	$55.64	3/10/21	2/15/17 (5)			2,666	$199,497
	2/22/12 (2)	7,001	—	$52.33	2/22/22	2/22/18 (4)	963	$72,061
	2/19/13 (2)	2,273	—	$52.36	2/19/23	2/22/18 (5)			3,000	$224,490
	2/17/14 (3)	2,377	—	$65.37	2/17/24	1/11/19 (4)	1,858	$139,034
	2/20/15 (3)	2,579	—	$62.57	2/20/25	1/11/19 (5)			3,781	$282,932
	2/18/16 (3)	4,353	—	$47.35	2/18/26	11/18/19 (6)	10,775	$806,293
	2/15/17 (3)	1,129	564	$85.60	2/15/27
	2/22/18 (3)	725	1,450	$82.20	2/22/28
	1/11/19 (3)	—	3,061	$70.32	1/11/29

(1)	The fair market value of the Company’s common stock at the end of the fiscal year was $74.83 per share.

(2)	Options will vest equally in one-fifth increments on the first five anniversaries of the date of grant.

(3)	Options will vest equally in one-third increments on the first three anniversaries of the date of grant.

(4)	Restricted stock awards will vest in one-third increments over a three-year period commencing with the first anniversary of the date of grant.

(5)
Following the end of the three-year performance period, but prior to March 1, the Compensation Committee will determine the percentage of the target award value of the restricted share units that will vest, which will be between 0% and 250% of the target award value. Payout of the vested RSUs will be effective on March 1 of the year following the three year performance. Any remaining unvested RSUs will be immediately forfeited.

(6)	Closing incentive restricted stock awards will vest in full on the first anniversary (six-month anniversary in the case of Mr. Byrd) of the merger closing date.

Option Exercises and Stock Vested
The following table sets forth the amount realized by each Named Executive Officer as a result of the exercise of stock options and vesting of stock awards in 2019.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Daryl G. Byrd	13,750	$319,941	$74,514 (1)	$5,767,682 (1)
Anthony J. Restel	—	$—	30,515 (2)	$2,355,908 (2)
Fernando Perez-Hickman	—	$—	15,246	$1,145,608
Michael J. Brown	12,500	$256,898	33,426 (3)	$2,582,682 (3)
Elizabeth A. Ardoin	4,300	$101,190	21,469 (4)	$1,656,504 (4)

(1)	Includes 29,254 performance units at a value of $2,283,275.

(2)	Includes 7,715 performance units at a value of $602,156.

(3)	Includes 10,016 performance units at a value of $781,749.

(4)	Includes 4,807 performance units at a value of $375,186.

Non-Qualified Deferred Compensation
We offer directors and a select group of management and highly compensated key associates the right to participate in a Non-Qualified Deferred Compensation Plan. Participants may elect to defer up to 90% of their annual base salary or incentive compensation, including incentive bonuses, service bonuses, and commissions. The Plan allows for discretionary employer contributions. The investment options available under the Non-Qualified Deferred Compensation Plan are similar to those available under the Company’s 401(k) plan. Earnings are credited to the account based on the performance of the investment options selected. Participants vest immediately in their deferrals. As a general rule, payment terms of deferred amounts and investment options are determined by the participant during enrollment and are subject to a deferral of at least two years, except under certain qualifying events, including the participant’s separation from service, a change in control, an unforeseeable emergency, or death. Payment shall be made in a single lump sum or, in the event of a separation from service after reaching age 65, disability, or scheduled in-service distribution, in equal annual installments over the period specified by the participant, not to exceed five years. The following table shows certain information for Named Executive Officers under the Corporation’s Non-Qualified Deferred Compensation Plan. Messrs. Byrd, Restel, Perez-Hickman, and Mrs. Ardoin are the Named Executive Officers currently participating in the Company’s Non-Qualified Deferred Compensation Plan.

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contribution in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)
Daryl G. Byrd	—	150,000 (2)	235,210	—	3,851,737
Anthony J. Restel	59,301 (1)	—	212,467	—	1,110,659
Fernando Perez-Hickman	—	—	859,774	—	4,387,264
Michael J. Brown	—	—	—	—	—
Elizabeth A. Ardoin	—	—	5,309	—	241,262

(1)	Mr. Restel’s contribution includes $59,301 of his bonus earned in 2018 as set forth in the "Summary Compensation Table."

(2)
Company contribution in 2019 attributable to 2018 service. The Company's contribution to the Non-Qualified Deferred Compensation Plan attributable to 2019 service was made after December 31, 2019 and is not reflected in the aggregate year-end balance for Mr. Byrd. These amounts are included in the “All Other Compensation” column of the Summary Compensation Table.

Potential Payments Upon Termination or Change in Control
The Company provides benefits to the Named Executive Officers upon certain terminations of employment from the Company. These benefits are in addition to the benefits to which the executives would be entitled upon a termination of employment generally (i.e., vested retirement benefits accrued as of the date of termination, stock awards that have vested as of the date of termination, and the right to elect continued health coverage pursuant to COBRA). The incremental benefits payable to the executives are described below.
We have entered into Change in Control Severance Agreements with members of senior management, including each of our Named Executive Officers other than Mr. Byrd. Except for these agreements, and our broad-based severance policy, none of our Named Executive Officers, other than President and CEO Byrd and Vice Chairman and Director of Corporate Strategy Perez-Hickman, have employment agreements.
Mr. Byrd’s employment agreement requires payment of compensation and/or benefits under various termination of employment situations. In addition to change in control payments consistent with those of the other Named Executive Officers, if Mr. Byrd’s employment had been terminated at December 31, 2019, he would have been entitled to (i) a salary of $2,875,000 and benefits of $114,480, in the event of termination other than for Cause, death or disability, (ii) annual compensation of $1,150,000, benefits of $45,540, and any appropriate bonus as determined by the Compensation Committee, in the event of termination due to death, and (iii) $45,540 in benefits in the event of termination due to disability. These agreements are described more fully in the “Compensation Discussion and Analysis” section.

Mr. Perez-Hickman’s employment agreement requires payment of compensation under various termination of employment situations. In addition to change in control payments under a separate agreement, if Mr. Perez-Hickman’s employment had been terminated at December 31, 2019, he would have been entitled to (i) salary of $1,326,000, annual bonus of $563,550, and unvested stock awards totaling $2,887,191, in the event of termination without Just Cause, (ii) salary of $1,326,000 and unvested stock awards totaling $2,887,191, in the event of termination due to death, (iii) annual bonus of $563,550 and unvested stock awards totaling $2,887,191, in the event of termination due to disability, (iv) salary of $1,326,000, annual bonus of $563,550 and unvested stock awards totaling $2,887,191, in the event of resignation with Good Reason within three years of the Sabadell United acquisition closing date. These agreements are described more fully in the “Compensation Discussion and Analysis” section.
In 2017, commencing as of the closing date of the Sabadell United acquisition, we entered into a Change in Control Severance Agreement with Fernando Perez-Hickman. The Change in Control Severance Agreement for Mr. Perez-Hickman provides for severance pay and benefits if within two years of a Change in Control Mr. Perez-Hickman resigns for Good Reason, as defined, or is terminated by the Company or its successor without Just Cause, as defined. The severance payment is equal to a lump sum cash payment in an amount equal to the sum of a pro rata bonus (unless entitled to a guarantee bonus payment) in an amount determined by multiplying (1) his target bonus for the year of termination or, the average of the annual bonuses awarded, if he does not have a target bonus, for the three fiscal years immediately preceding the date of termination; provided, however, that if he is not employed during each of the three most recently completed fiscal years, then the amount shall be the average of the annual bonuses awarded to him for each fiscal year he was eligible to receive a bonus, by (2) the fraction obtained by dividing the number of days in the year through the date of termination by 365, plus an amount equal to 2.5 times the sum of (x) his base salary in effect at termination and (y) a bonus amount determined as follows in the stated order of priority: (A) if applicable, his guarantee bonus, (B) if not entitled to a guarantee bonus, the target bonus for the year, (C) if he does not have a target bonus, the average of the annual bonuses awarded to him for the three most recently completed fiscal years, or (D) that if he is not employed during each of the three most recently completed fiscal years, then the amount shall be the average of the annual bonuses awarded to him for each fiscal year he was eligible to receive a bonus. In addition, he will receive a lump sum cash payment in an amount equal to the sum of the aggregate monthly premium that would be paid by him and the Company to obtain group health plan coverage plus the aggregate monthly premium that would be paid by him and the Company to obtain group term life insurance, multiplied by 36, less applicable withholding taxes.
Mr. Perez-Hickman’s Change in Control Severance Agreement does not provide for a Section 280(g) gross up payment. The agreement stipulates that in the event severance benefits are subject to the excise tax under IRC Section 4999, the amount payable to him would be reduced to the 280G Maximum if the reduction would result in him receiving a greater after tax amount.
In 2000, we entered into a separate Change in Control Severance Agreement with Michael J. Brown providing for severance pay and benefits upon voluntary resignation within 30 days after a change in control of IBERIABANK Corporation, as defined, or if within three years of a change in control Mr. Brown resigns for Good Reason, as defined, or is terminated by the Company or its successor without Just Cause, as defined. In 2006, we amended and restated the 2005 Change in Control Severance Agreement with Anthony J. Restel, and in 2013, we entered into a separate Change in Control Severance Agreement with Elizabeth A. Ardoin. The severance payment is 100% in the case of Mr. Brown, Mr. Restel, and Ms. Ardoin, of each individual’s 280G Maximum, defined generally as 2.99 times their average compensation over the previous five years. In addition, each will be entitled to continued medical and life insurance benefits at the Company’s expense for 39 months following termination of employment. We will also make the individual whole for any excise tax imposed by the Code with respect to any payments under the agreement. Each of these agreements was amended in 2008 to comply with the deferred compensation requirements of Code Section 409A, and in November 2019 as described in the section "IBKC Letter Agreements".
As of December 31, 2019, NEOs held unexercisable options to purchase common stock and unvested shares of restricted common stock, restricted share units and performance units listed in the "Outstanding Equity Awards at Fiscal Year-End" table.

The following table describes the potential payments to the NEOs upon an assumed change in control on December 31, 2019.

Name	Cash Severance	Stock Option Acceleration(1)	Restricted Stock, RSU, and Performance Unit Acceleration(2)(3)	Benefits(4)	Tax Payments(5)	Total
Daryl G. Byrd	$14,979,262	$74,875	$10,462,057	$148,816	$12,751,352	$38,416,362
Anthony J. Restel	$5,766,017	$21,869	$2,912,683	$65,208	$4,624,403	$13,390,180
Fernando Perez-Hickman	$3,796,305	$24,719	$2,862,472	$—	$—	$6,683,496
Michael J. Brown	$7,097,327	$24,719	$3,189,778	$76,534	$5,275,108	$15,663,466
Elizabeth A. Ardoin	$3,976,467	$13,805	$1,755,811	$64,461	$3,124,557	$8,935,101

(1)
Assumes the immediate vesting of all unvested in-the-money stock options and the associated cash proceeds resulting from a same day sale exercise of only those previously unvested stock options using the fair market value of our common stock at December 31, 2019, of $74.83.

(2)
Assumes the immediate vesting of all unvested restricted stock, restricted stock units and performance units upon a change in control using the fair market value of our common stock at December 31, 2019, of $74.83, with performance units vesting at target levels.

(3)
Includes the value of restricted stock awards granted to Mr. Byrd, Mr. Restel, Mr. Brown and Ms. Ardoin on November 18, 2019 (based on the fair market value of IBKC common stock at December 31, 2019, of $74.83) which were awards made in connection with the execution of the First Horizon merger agreement as follows: Mr. Byrd - $4,886,998; Mr. Restel - $1,319,477; Mr. Brown - $1,368,341; and Ms. Ardoin - $806,293. Such restricted stock awards would vest in connection with a qualifying termination subject to the consummation of the transactions contemplated by the First Horizon merger agreement and have been included in the above table since they are outstanding as of the date hereof. However, should the First Horizon merger agreement be terminated prior to the consummation of the transactions contemplated therein or should a recipient incur a termination other than a qualifying termination, the closing incentive awards would be forfeited for no consideration. Such closing incentive awards are excluded from disclosures pursuant to Item 402(t) of Regulation S-K in the Form S-4 Registration Statement filed in connection with the First Horizon merger.

(4)	Represents the cost to continue medical insurance, life insurance, and other benefits for a period of 39 months following termination.

(5)
Represents taxes associated with “excess parachute payments.” These taxes include any excise tax imposed under Section 4999 of the Code as well as any federal, state or local tax resulting from the excise tax payment. Fernando Perez-Hickman does not receive a tax gross up. The closing incentive awards granted on November 18, 2019 are included in full as payments upon a change in control for purposes of the calculation of the excise tax due under Section 280G.

For additional information, see "IBKC Closing Incentive Award Letter with Daryl G. Byrd" and "IBKC Letter Agreements" under "Compensation Discussion and Analysis" above.

CEO Pay Ratio

In August 2015 pursuant to a mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC adopted a rule requiring annual disclosure of the ratio of the median associate’s annual total compensation to the total annual compensation of the principal executive officer (“PEO”).

Mr. Byrd, President and CEO, had 2019 annual total compensation of $10,142,297 as reflected in the Summary Compensation Table included in this Report. Our median associate’s annual total compensation for 2019 was $62,755. The resulting ratio of our CEO’s pay to the pay of our median associate for fiscal year 2019 is approximately 162:1.

Based upon our determination that neither pay distribution nor the profile of our average associate had materially changed, we intended to use the same median associate that was used for purposes of our 2018 disclosure. It was determined that the individual identified as our median associate for purposes of our 2018 disclosure terminated from the company in February 2019. As a result, we believe it is not appropriate to use the same median associate for purposes of this year’s pay ratio calculation. Therefore, we selected a new median associate utilizing the same methodology that we used in selecting the median associate for our 2018 calculation. We identified the new median associate by examining the 2019 total cash compensation for all individuals, excluding the CEO, who were employed by us on December 31, 2019. We included all associates, whether employed on a full-time or part-time basis. We did not make any assumptions, adjustments, or estimates with respect to total cash compensation which, for purposes of this calculation, includes annualized base salary, annual cash bonus, incentives, and commissions. We believe the use of total cash compensation for all associates is a consistently applied compensation measure because we do not widely distribute annual equity awards to associates.

After identifying the median associate based on total cash compensation, we calculated annual total compensation for such associate using the same methodology we use for our Named Executive Officers as set forth in the 2019 Summary Compensation Table included in this Report.

DIRECTOR COMPENSATION
The following table provides information concerning the fees earned and other compensation of the Board of Directors for the year ended December 31, 2019:

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)		All Other Compensation ($)	Total ($)
Elaine D. Abell(3)	32,292		—		—	32,292
Harry V. Barton, Jr.	82,917	(1)	99,996	(2)	—	182,913
Ernest P. Breaux, Jr.	78,958		99,996	(2)	—	178,954
John N. Casbon	80,417		99,996	(2)	—	180,413
Angus R. Cooper, II(3)	29,167		—		—	29,167
William H. Fenstermaker	110,417		99,996	(2)	—	210,413
J. Michael Kemp, Sr.(4)	46,667		99,996	(2)	—	146,663
John E. Koerner, III	75,833	(1)	99,996	(2)	—	175,829
Rick E. Maples	80,417		99,996	(2)	—	180,413
E. Stewart Shea, III	80,417		99,996	(2)	—	180,413
Rosa Sugrañes	70,000		99,996	(2)	—	169,996

(1)	Amounts include monthly board member fees deferred under the Company's Non-qualified Deferred Compensation Plan. Mr. Barton and Mr. Koerner deferred $49,750 and $68,250, respectively, during 2019.

(2)
Directors were granted 1,370 shares of restricted stock on June 3, 2019 with a grant date fair value of $72.99 per share. Awards become vested and non-forfeitable on the first anniversary from the date of the award. At December 31, 2019, directors had 1,370 shares of unvested restricted stock outstanding.

(3)	Directors Ms. Abell and Mr. Cooper retired from the Board as of May 2019.

(4)	Mr. Kemp was elected as a director of the Board in May 2019.
Cash and Stock Payments. A new compensation package was awarded to the directors effective May 8, 2019. Each director who is not employed (referred to as outside directors or non-management directors), except the Chairman, will be paid an annual cash retainer of $70,000. The Chairman will receive an annual cash retainer of $120,000. In addition to the cash retainers received, a director who is Chairman on the Audit Committee will receive an annual committee chair retainer of $15,000. A director who is a chairman on the Compensation, Nominating and Corporate Governance and Risk Committees will receive an annual committee chair retainer of $12,500. A director who is chairman of any other committee will receive an annual committee chair retainer of $10,000.
In 2019, directors Abell, Breaux, Casbon, Maples, and Shea were each paid a fee of $6,458 per month from January to May. Director Barton was paid a fee of $6,667 per month from January to May, and a fee of $7,083 per month from June to December. Director Breaux was paid a fee of $6,667 per month from June to December. Director Cooper was paid a fee of $5,833 per month from January to May. Directors Casbon, Maples and Shea were paid $6,875 per month from June until December. Director Kemp was paid a fee of $5,833 per month from May to December. Director Koerner was paid a fee of $5,833 per month from January to May, and $6,667 per month from June to December. Director Sugrañes was paid $5,833 per month for 2019, and Chairman Fenstermaker was paid a fee of $8,083 per month from January to May and $10,000 per month from June to December. During 2019, Daryl G. Byrd, President and CEO, was the only director employed by the Company.

During 2019, the Compensation Committee authorized each outside director to receive 1,370 shares of restricted stock (which were valued based on the closing price of the common stock of $72.99 as of June 3, 2019, the date of the award). All of these shares of restricted stock will vest over a one-year period, and the total value of these awards will be allocated on the first anniversary from the date of the award. The Company did not issue any stock options or non-equity incentive compensation to any member of its Board of Directors. In addition, the Company does not sponsor a defined benefit pension plan and has not paid other forms of compensation as defined in Item 402(j) of Regulation S-K to its Board of Directors during 2019.
The Compensation Committee annually reviews and makes recommendations regarding director compensation. These recommendations are based upon, among other things, the Committee’s consideration of compensation paid to directors of comparable financial institutions and advice from its independent compensation consultant as to the reasonableness of the compensation package.
Other Benefits. Our Articles of Incorporation and Bylaws require us to indemnify our directors and officers to the fullest extent permitted by law so that they will be free from undue concern about personal liability in connection with their service to the Company. We also provide our directors with customary directors and officers liability insurance coverage.

COMPENSATION COMMITTEE

Our Compensation Committee has four members and is chaired by Mr. Maples; the other members of the Committee are Messrs. Shea, Fenstermaker, and Casbon. Each member of the Compensation Committee has been determined by our Board of Directors to meet NASDAQ, SEC, and Internal Revenue Code independence criteria. The Compensation Committee met eight times during 2019.

Compensation Committee Responsibilities and Authority. Our Compensation Committee, in consultation with our President and Chief Executive Officer, is responsible for establishing and monitoring the overall compensation and benefits philosophy and strategy of IBERIABANK Corporation and its subsidiaries. As set forth in its Charter, the responsibilities of the Compensation Committee include:

•	Evaluating the performance of the CEO and establishing compensation awards for the CEO;

•	Monitoring and reviewing performance measures and any applicable goals for measuring corporate performance, in consultation with the CEO;

•	Reviewing and approving the design of compensation programs for key executives; and

•	Providing oversight of our general compensation programs and policies.

The Compensation Committee determines the compensation for the CEO. With respect to our other senior executive officers, the CEO annually reviews performance and presents his conclusions and compensation recommendations to the Compensation Committee. The Committee reviews and considers the CEO’s recommendations when making its final compensation decisions for all executives other than the CEO. The Compensation Committee also administers our equity incentive programs and oversees risk management with respect to our material incentive compensation arrangements. In addition, the Compensation Committee recommends to the full Board compensation for directors.

The Chair of the Compensation Committee works with the Chief Human Resources Officer to set the meeting agenda for the Compensation Committee.

Compensation Committee Charter. The Charter of the Compensation Committee describes the principles upon which the Committee was founded and operates. The Charter is reviewed and reassessed annually, and any proposed changes are recommended to the Board, to ensure that the Compensation Committee is fulfilling its duties in aligning our executive compensation programs with shareholder value creation, helping us attract and retain talented executives and managers, and being responsive to the legitimate needs of our shareholders. A current copy of the Charter of the Compensation Committee can be found on the “Investor Relations” portion of our website, at http://www.iberiabank.com.

Involvement of Compensation Consultants and Executive Management in Compensation Decisions. Among other matters, the Compensation Committee is authorized to engage outside advisors (including compensation consultants and legal counsel) to assist the Committee in achieving its mission and responsibilities. In 2019, the Committee retained Frederic W. Cook and Co., Inc. ("FW Cook") to serve as the Committee's independent advisor. The decision to retain independent advisors is at the sole discretion of the Compensation Committee, and these consultants work at the direction of the Committee. The Committee assessed the independence of FW Cook, taking into account related factors in accordance with SEC and NASDAQ rules and concluded that the work of FW Cook did not raise any conflict of interest that would prevent them from independently advising the Committee. The Committee has also retained FW Cook to serve as the Committee's independent advisor for 2020.
The Compensation Committee believes that it is important for members of management to provide input on the overall effectiveness of our executive compensation programs. The Committee believes that the advice of outside advisors must be combined with the input of senior management and the Compensation Committee’s own individual experiences and best judgment to seek to achieve a proper alignment of compensation philosophies, programs, and practices. The CEO, the Director of Communication, Corporate Real Estate and Human Resources and the Chief Human Resources Officer are the members of management who interact most closely with the Compensation Committee. These individuals work with the Compensation Committee to provide their perspectives on reward strategies and how to align them with our business and retention goals. They provide feedback and insights into how well our compensation programs and practices appear to be working. In addition, the CEO, the Director of Communication, Corporate Real Estate, and Human Resources, the Chief Human Resources Officer, and the Chief Financial Officer attend all or portions of certain Compensation Committee meetings to participate in the presentation of materials and discussion of management’s point of view regarding compensation issues.
Executive Session. At certain meetings, the Compensation Committee meets in executive session without members of management present for the purpose of discussing matters independently from management.
Compensation Risk. The Compensation Committee reviewed the relationship between our risk management and the incentive compensation provided to associates, including our Named Executive Officers and other executive and non-executive officers, and determined that our incentive compensation programs do not encourage unnecessary and excessive risk taking. These conclusions were made after consultations with senior executive officers, the Chief Human Resources Officer, the chairman of the Board Risk Committee (who is also a member of the Compensation Committee), and representatives of the Compensation Committee’s independent executive compensation advisor. See “Committee Interaction.”

Compensation Committee Interlocks and Insider Participation. The Compensation Committee is composed entirely of independent directors. None of the members of the Compensation Committee was an officer or other associate of our Company or any of our subsidiaries during 2019, or is a former officer or other associate of our Company or any of our subsidiaries. Members of the Compensation Committee may, from time to time, have banking relationships in the ordinary course of business with IBERIABANK, as described under “Certain Transactions.”

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board of Directors of the Company is composed entirely of non-employee directors, each of whom has been determined in the Board’s business judgment to be independent. The Compensation Committee is responsible for oversight and review of the Company’s compensation and benefit plans.
The Compensation Discussion and Analysis is management’s report on the Company’s compensation programs and, among other things, describes material elements of compensation paid to the President and Chief Executive Officer and the other Named Executive Officers. The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis as required by Item 402(b) of Regulation S-K with the management of the Company. Based on such review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
THE COMPENSATION COMMITTEE:
Rick E. Maples, Chairman
John N. Casbon
William H. Fenstermaker
E. Stewart Shea, III

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following tables include certain information as to the common stock beneficially owned by:

•
persons or entities, including any “group” as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, who or which was known to us to be the beneficial owner of more than 5% of our common stock;

•	our directors;

•	our Named Executive Officers identified in the Summary Compensation Table elsewhere herein; and

•	all of our directors and executive officers as a group.

	Common Stock Beneficially Owned as of December 31, 2019
Name and Address of Beneficial Owner	Amount	Percentage
The Vanguard Group, Inc.(1) 100 Vanguard Blvd. Malvern, PA 19355	4,800,032	9.18%
BlackRock, Inc.(2) 55 East 52nd Street New York, NY 10055	4,021,915	7.70%
Dimensional Fund Advisors LP(3) Building One 6300 Bee Cave Road Austin, TX 78746	2,779,424	5.32%
Silvercrest Asset Management Group, LLC(4) 1330 Avenue of the Americas, 38th Floor New York, NY 10019	2,680,154	5.10%

(1)
As reported on Schedule 13G/A, dated as of February 10, 2020, and filed with the SEC on February 12, 2020, The Vanguard Group, Inc., a Pennsylvania corporation, has sole voting power with respect to 50,664 shares, sole dispositive power with respect to 4,745,465 shares, shared voting power with respect to 10,533 shares and shared dispositive power with respect to 54,567 shares. Vanguard Fiduciary Trust Company and Vanguard Investments Australia, LTD, each a wholly owned subsidiary of The Vanguard Group, are the beneficial owners of 44,034 shares and 17,163 shares, respectively, as a result of serving as investment managers of collective trust accounts and Australian investment offerings, respectively.

(2)
As reported on Schedule 13G/A, dated as of February 4, 2020 and filed with the SEC on February 5, 2020, BlackRock, Inc., a Delaware corporation, has sole voting power with respect to 3,874,909 shares and sole dispositive power with respect to 4,021,915 shares.

(3)
As reported on Schedule 13G, dated as of February 12, 2020, and filed with the SEC on February 12, 2020, Dimensional Fund Advisors LP, a Delaware limited partnership, has sole voting power with respect to 2,732,483 shares and sole dispositive power with respect to 2,779,424 shares.

(4)
As reported on Schedule 13G, dated as of February 14, 2020, and filed with the SEC on February 14, 2020, Silvercrest Asset Management Group, LLC, a New York corporation, has shared voting power with respect to 2,680,154 shares and shared dispositive power with respect to 2,680,154 shares.

	Common Stock Beneficially Owned as of December 31, 2019 (1)(2)(3)(4)
	Amount		Percentage
Directors:
Harry V. Barton, Jr.	31,267	(5)	*
Ernest P. Breaux, Jr.	29,017		*
Daryl G. Byrd	492,495	(6)(7)	*
John N. Casbon	17,493		*
William H. Fenstermaker	70,760	(6)(8)	*
J. Michael Kemp, Sr.	1,370		*
John E. Koerner, III	25,670	(9)	*
Rick E. Maples	8,470		*
E. Stewart Shea, III	84,868	(6)(10)	*
Rosa Sugrañes	2,570		*
Named Executive Officers who are not directors:
Anthony J. Restel	112,049	(7)	*
Michael J. Brown	195,730	(7)	*
Fernando Perez-Hickman	44,847		*
Elizabeth A. Ardoin	66,149	(7)	*
All directors and executive officers as a group (22 persons)	1,419,621		2.69%

*	Represents less than 1% of the outstanding common stock.

(1)	Unless otherwise indicated, shares are held with sole voting and dispositive power.

(2)
Includes shares of common stock owned directly by directors and executive officers, as well as shares held by their spouses, minor children, companies and trusts of which they are trustees. Also includes shares held under a power of attorney.

(3)
Includes all shares that may be acquired upon the exercise of stock options, including those vesting within 60 days of the record date: 181,151 shares by Mr. Byrd; 38,953 shares by Mr. Restel; 65,345 shares by Mr. Brown; 7,410 shares by Mr. Perez-Hickman; 26,851 shares by Ms. Ardoin and 382,735 shares by all directors and executive officers as a group.

(4)
Includes unvested restricted shares that may be voted by the following persons: 83,895 shares by Mr. Byrd; 22,999 shares by Mr. Restel; 24,388 shares by Mr. Brown; 19,521 shares by Mr. Perez-Hickman; 14,017 shares by Ms. Ardoin; and 221,866 shares by all directors and executive officers as a group.

(5)	Includes 3,140 shares held by a trust of which Mr. Barton is a trustee.

(6)	Includes the following shares of common stock pledged as security for loans from unaffiliated parties: 155,838 shares by Mr. Byrd; 22,339 shares by Mr. Fenstermaker; and 15,579 shares by Mr. Shea.

(7)
Includes the following shares of common stock allocated to participants in the Retirement Savings Plan as of December 31, 2019: 13,313 shares by Mr. Byrd; 3,720 shares by Mr. Restel; 4,362 shares by Mr. Brown; 56 shares by Ms. Ardoin and 21,608 shares by all executive officers as a group.

(8)	Includes 22,500 shares held by C.H. Fenstermaker and Associates, LLC and 2,448 shares held by the William Fenstermaker Children’s Trust.

(9)	Includes 16,500 shares held by Koerner Capital, LLC.

(10)
Includes 66,669 shares held through the E. Stewart Shea III Delaware Trust and the E. Stewart Shea III Family LLC; as Managing Member of the LLC Mr. Shea exercises voting and dispositive authority of those shares.

In addition to the beneficial ownership of common stock, our executive officers hold restricted share units that were granted in 2017, 2018 and 2019 that are not reported in the stock ownership table but represent additional financial interests that are subject to the same market risks as common stock. The value of these units is the same as the value of the corresponding number of shares of common stock. These units are more completely described in the “Compensation Discussion and Analysis” section. As of December 31, 2019, executive officers named in the stock ownership table hold the following restricted share units: 55,916 units by Mr. Byrd; 15,925 units by Mr. Restel; 18,732 units by Mr. Perez-Hickman; 18,239 units by Mr. Brown; 9,447 units by Ms. Ardoin; and 171,233 units held by all executive officers as a group.
For more information see “Compensation Discussion and Analysis-Executive Stock Ownership Guidelines”. The stock ownership guidelines are part of the IBERIABANK Corporation Corporate Governance Guidelines. A link to the Corporate Governance Guidelines is on the “Investor Relations” portion of our website, at: http://www.iberiabank.com.

Equity Compensation Plan Information
The following table provides information concerning securities authorized for issuance under equity compensation plans, the weighted average price of such securities and the number of securities remaining available for future issuance, as of December 31, 2019.

Equity Compensation Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining and available for future issuance (2)
Plans approved by shareholders	1,386,641 (3)	$64.03	3,205,153
Plans not approved by shareholders	349 (4)	$36.48	—
Total	1,386,990	$64.02	3,205,153

(1)	Restricted stock awards and performance units were not included when calculating the weighted-average exercise price.

(2)
Remaining shares available for issuance include 3,205,153 shares under the 2019 Stock Incentive Plan. Shares remaining to be issued subsequent to December 31, 2019 can be issued either as stock option grants, restricted stock awards or performance units. Shares available for issuance will be reduced by one share for each stock option share granted and by two shares for every one share issued as a restricted stock award or a performance unit.

(3)
Number of securities includes 48, 664, 38,096, 320,142, and 145,671 shares of unvested restricted stock awards granted under the 2005 Incentive Compensation Plan, 2008 Incentive Compensation Plan, 2010 Stock Incentive Plan, 2016 Stock Incentive Plan, and 2019 Stock Incentive Plan, respectively. Number of securities also includes 176,223 shares of unvested performance units granted under the 2016 Stock Incentive Plan.

(4)
Includes 349 shares available for issuance under the Florida Gulf Bancorp, Inc. Officers’ and Employees’ Stock Option Plan, which was assumed by the Company in its acquisition of Florida Gulf Bancorp, Inc. on July 31, 2012.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
CERTAIN TRANSACTIONS
A number of our directors, executive officers, and members of their immediate families, as well as organizations with which they are affiliated, were clients of IBERIABANK during 2019. All loans to our related persons, as defined in Instruction 1 to Item 404(a) of Regulation S-K, were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those provided at the time for comparable loans with persons not related to the lender, and did not involve more than the normal risk of collectability or present other unfavorable features.
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
In order to promote compliance with applicable laws, regulations, and rules pertaining to “insider” lending transactions discussed above, we have appointed an officer to assist in identifying and reviewing pertinent transactions with identified “insiders.” The officer annually receives lists of all directors and executive officers of the Company and IBERIABANK and any other subsidiaries, as well as a list of our principal shareholders, if any. The information collected from directors and executive officers includes the names of these individuals and their family members, as well as the names of their related interests, which are referred to as “covered entities.” The officer will promptly notify the chief risk officer in the event the officer detects an extension of credit to an “insider” that appears to violate the policy.

Board of Directors Independence
Each year, the Board of Directors reviews the relationships that each director has with us and with other parties. Only those directors who do not have any of the categorical relationships that preclude them from being independent within the meaning of applicable NASDAQ listing standards and who the Board of Directors affirmatively determines have no relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director are considered to be “independent directors.” The Board of Directors has reviewed a number of factors to evaluate the independence of each of its members. These factors include its members’ relationships with us and our competitors, suppliers, and clients; their relationships with management and other directors; the relationships their current and former employers have with us; and the relationships between us and other companies of which our Board members are directors or executive officers. After evaluating these factors, the Board of Directors has determined that directors Barton, Breaux, Casbon, Fenstermaker, Kemp, Koerner, Maples, Shea, and Sugrañes are independent directors of IBERIABANK Corporation within the meaning of applicable NASDAQ listing standards. Independent Board members met in private session following a regular meeting of the Board six times during the year ended December 31, 2019.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Audit Fees and Other Matters
Ernst & Young LLP provided audit services to us consisting of the annual audit of our 2019 and 2018 consolidated financial statements contained in our Annual Reports on Form 10-K and reviewed the financial statements contained in our Quarterly Reports on Form 10-Q for 2019 and 2018.
The following table discloses the aggregate fees for professional services performed by Ernst & Young LLP in fiscal years 2019 and 2018.

Fee Category	Fiscal Year 2019	% of Total	Fiscal Year 2018	% of Total
Audit Fees(1)	$2,544,426	81.8%	$2,416,313	85.8%
Audit-related Fees(1)	75,000	2.4%	75,000	2.7%
Tax Fees	491,189	15.8%	324,075	11.5%
All Other Fees	—	—%	—	—%
Total Fees	$3,110,615	100%	$2,815,388	100%

(1)	Fees include reimbursement of expenses incurred.

Audit Fees-These are fees related to professional services rendered in connection with the audit of our annual financial statements, reviews of the financial statements included in each of our Quarterly Reports on Form 10-Q, comfort letters, and consents, and accounting consultations that related to the audited financial statements and were necessary to comply with generally accepted auditing standards.
Audit-related Fees-These fees consist primarily of other audits and attest services, financial accounting, reporting, and compliance matters.
Tax Fees-These are fees billed for professional services related to tax compliance, tax advice and tax planning, including services provided in connection with assistance in the preparation and filing of tax returns.
All Other Fees-There were no other fees paid in 2019 and 2018.
Pre-approval Policy
The Audit Committee has considered whether the provision of non-audit services is compatible with maintaining the independence of Ernst & Young LLP. The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services, and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval and the fees for the services performed to date. The Audit Committee or the Chairman of the Audit Committee may also pre-approve particular services on a case-by-case basis.

PART IV.

Item 15. EXHIBITS

Exhibit No. 2.1
Agreement and Plan of Merger, dated as of November 3, 2019, by and between First Horizon National Corporation and the Registrant - incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated November 3, 2019, filed on November 7, 2019. *

Exhibit No. 3.1	Articles of Incorporation, as amended – incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 8, 2019. *

Exhibit No. 3.2	Bylaws, as amended – incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 9, 2019, filed on May 15, 2019. *

Exhibit No. 4.1	Stock Certificate – incorporated herein by reference to Registration Statement on Form S-8 (File No. 33-93210), filed on June 7, 1995. *

Exhibit No. 4.2
Deposit Agreement, among IBERIABANK Corporation, Computershare Inc., and Computershare Trust Company, N.A. and the holders from time to time of Depositary Receipts described therein, dated as of August 5, 2015 - incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed on August 5, 2015. *

Exhibit No. 4.3	Form of Depositary Receipts representing Depositary Shares (included on Exhibit A to Exhibit 4.2 hereto). *

Exhibit No. 4.4
Deposit Agreement, among IBERIABANK Corporation, Computershare Inc., and Computershare Trust Company, N.A., and the holders from time to time of Depositary Receipts described therein, dated as of May 9, 2016 – incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed on May 9, 2016. *

Exhibit No. 4.5	Form of Depositary Receipts representing Depositary Shares (included as Exhibit A to Exhibit 4.4 hereto). *

Exhibit No. 4.6
Depository Agreement, dated as of April 4, 2019, by and among the Company, Computershare, Inc. and Computershare Trust Company, N.A. and the holders from time to time of the Depository Receipts described herein - incorporated herein by reference to reference Exhibit 4.1 to the Registrant's Registration Statement on Form 8-A filed on April 4, 2019. *

Exhibit No. 4.7	Form of Depositary Receipts representing Depositary Shares (included as Exhibit A to Exhibit 4.6 hereto). *

Exhibit No. 4.8	Description of the Registrant's Securities Under Section 12 of the Securities Exchange Act of 1934. *

Exhibit No. 10.1	Retirement Savings Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 15, 2006. *

Exhibit No. 10.2
Employment Agreement with Daryl G. Byrd, as amended and restated – incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed on April 1, 2002. *

Exhibit No. 10.3
Form of Indemnification Agreements with Daryl G. Byrd and Michael J. Brown – incorporated herein by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed on March 30, 2000. *

Exhibit No. 10.4
Severance Agreement with Michael J. Brown – incorporated herein by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed on March 30, 2001. *

Exhibit No. 10.5
Severance Agreement with Anthony J. Restel – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005, filed on May 9, 2005. *

Exhibit No. 10.6
2005 Stock Incentive Plan, as amended – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009, filed on May 11, 2009. *

Exhibit No. 10.7
Form of Restricted Stock Agreement under the IBERIABANK Corporation 2005 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 17, 2006, filed on May 19, 2006. *

Exhibit No. 10.8
Form of Stock Option Agreement under the IBERIABANK Corporation 2005 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated May 17, 2006, filed on May 19, 2006. *

Exhibit No. 10.9
IBERIABANK Corporation Deferred Compensation Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 17, 2007, filed on December 21, 2007. *

Exhibit No. 10.10	Form of Phantom Stock Award Agreement – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 17, 2008, filed on November 21, 2008. *

Exhibit No. 10.11
Form of Restricted Stock Agreement under the IBERIABANK Corporation 2008 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008, filed on August 11, 2008. *

Exhibit No 10.12
Form of Stock Option Agreement under the IBERIABANK Corporation 2008 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008, filed on August 11, 2008. *

Exhibit No. 10.13	IBERIABANK Corporation 2009 Phantom Stock Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 29, 2009, filed on October 5, 2009. *

Exhibit No. 10.14
Form of IBERIABANK Corporation Phantom Stock Unit Agreement – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated September 29, 2009, filed on October 5, 2009. *

Exhibit No. 10.15
Change in Control Severance Agreement with Jefferson G. Parker dated September 17, 2009 – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated September 17, 2009, filed on September 18, 2009. *

Exhibit No. 10.16	2010 Stock Incentive Plan, as amended – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 18, 2010, filed on January 19, 2010. *

Exhibit No. 10.17
Form of Restricted Stock Agreement under the IBERIABANK Corporation 2010 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 4, 2010, filed on May 7, 2010. *

Exhibit No. 10.18
Form of Stock Option Agreement under the IBERIABANK Corporation 2010 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated May 4, 2010, filed on May 7, 2010. *

Exhibit No. 10.19
IBERIABANK Corporation Amended and Restated 2010 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 6, 2011, filed on May 12, 2019. *

Exhibit No. 10.20
Form of IBERIABANK Corporation Restricted Stock Agreement under the IBERIABANK Corporation 2010 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 6, 2013, filed on May 9, 2013. *

Exhibit No. 10.21
Change in Control Severance Agreement with Michael S. Price dated June 18, 2012 – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 18, 2012, filed on June 20, 2012. *

Exhibit No. 10.22	IBERIABANK Corporation 2014 Phantom Stock Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 17, 2014, filed on February 21, 2014. *

Exhibit No. 10.23
Form of IBERIABANK Corporation Phantom Stock Unit Agreement – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 17, 2014, filed on February 21, 2014. *

Exhibit No. 10.24
Form of IBERIABANK Corporation Performance Unit Agreement – incorporated herein by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on February 28, 2014. *

Exhibit No. 10.25
Form of IBERIABANK Corporation Restricted Share Unit Agreement (Performance Contingent Award) – incorporated herein by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on February 28, 2014. *

Exhibit No. 10.26
Form of IBERIABANK Corporation Restricted Stock Agreement – incorporated herein by reference to Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on February 28, 2014. *

Exhibit No. 10.27
Form of IBERIABANK Corporation Stock Option Agreement – incorporated herein by reference to Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on February 28, 2014. *

Exhibit No. 10.28
Form of Change in Control Severance Agreement – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010, filed on August 9, 2010. *

Exhibit No. 10.29	IBERIABANK Corporation 2016 Stock Incentive Plan - incorporated herein by reference to Exhibit 10.0 to the Registrant’s Current Report on Form 8-K, dated May 4, 2016, filed on May 10, 2016. *

Exhibit No. 10.30
Employment Agreement with Fernando Perez-Hickman - incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2017, filed on November 8, 2017. *

Exhibit No. 10.31
Agreement and Plan of Merger by and among the Registrant, IBERIABANK and Gibraltar Private Bank & Trust Company, dated as of October 19, 2017 - incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated October 19, 2017, filed on October 20, 2017. *

Exhibit No. 10.32
Form of Change in Control Severance Agreement - incorporated herein by reference to Exhibit No. 10.33 to the Registrant's Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 2017, filed on March 30, 2018. *

Exhibit No. 10.33
Form of Amendment No. 1 to Restricted Stock Agreement - incorporated herein by reference to Exhibit No. 10.1 to the Registrant's Current Report on Form 8-K dated April 30, 2018, filed on May 1, 2018. *

Exhibit No. 10.34	IBERIABANK Corporation 2019 Stock Incentive Plan - incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated May 8, 2019, filed on May 8, 2019. *

Exhibit No. 10.35
Closing Incentive Award Letter, dated as of November 3, 2019, by and between the Registrant, IBERIABANK and Daryl G. Byrd - incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated November 3, 2019, filed on November 7, 2019. *

Exhibit No. 10.36	Form of Retention Agreement - incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated November 3, 2019, filed on November 7, 2019. *

Exhibit No. 21	Subsidiaries of the Registrant. *

Exhibit No. 23.1	Consent of Ernst & Young LLP. *

Exhibit No. 31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a). *

Exhibit No. 31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a). *

Exhibit No. 31.3	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a). **

Exhibit No. 31.4	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a). **

Exhibit No. 32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

Exhibit No. 32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

Exhibit No. 99.1
Letter Agreement, dated as of November 3, 2019, by and between First Horizon National Corporation and Daryl G. Byrd - incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated November 3, 2019, filed on November 3, 2019. *

Exhibit No. 101.INS	XBRL Instance Document. *

Exhibit No. 101.SCH	XBRL Taxonomy Extension Schema. *

Exhibit No. 101.CAL	XBRL Taxonomy Extension Calculation Linkbase. *

Exhibit No. 101.DEF	XBRL Taxonomy Extension Definition Linkbase. *

Exhibit No. 101.LAB	XBRL Taxonomy Extension Label Linkbase. *

Exhibit No. 101.PRE	XBRL Taxonomy Extension Presentation Linkbase. *

Exhibit No. 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) **

* Previously filed.
** Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IBERIABANK CORPORATION

Date: March 17, 2020	By:	/s/ Daryl G. Byrd
Daryl G. Byrd
President, Chief Executive Officer and Director