Form 10-Q
period 2020-03-31
IBERIABANK CORP
filed 2020-05-08
CIK 933141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock (par value $1.00 per share)	IBKC	The NASDAQ Stock Market, LLC
Depositary Shares, Each Representing a 1/400th Interest in	IBKCP	The NASDAQ Stock Market, LLC
a Share of 6.625% Perpetual Preferred Stock, Series B
Depositary Shares, Each Representing a 1/400th Interest in	IBKCO	The NASDAQ Stock Market, LLC
a Share of 6.60% Perpetual Preferred Stock, Series C
Depositary Shares, Each Representing a 1/400th Interest in	IBKCN	The NASDAQ Stock Market, LLC
a Share of 6.100% Perpetual Preferred Stock, Series D
At April 30, 2020, the Registrant had 52,663,861 shares of common stock, $1.00 par value, which were issued and outstanding.

IBERIABANK CORPORATION AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

IBERIABANK CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	(unaudited)
(in thousands, except share data)	March 31, 2020	December 31, 2019
Assets
Cash and due from banks	$279,388	$289,794
Interest-bearing deposits in other banks	665,674	604,929
Total cash and cash equivalents	945,062	894,723
Securities available for sale, at fair value	3,914,960	3,933,360
Securities held to maturity (fair values of $186,396 and $189,899, respectively)	177,960	182,961
Mortgage loans held for sale, at fair value	207,845	213,357
Loans and leases, net of unearned income	24,541,632	24,021,499
Allowance for loan and lease losses	(286,685)	(146,588)
Loans and leases, net	24,254,947	23,874,911
Premises and equipment, net	297,551	296,688
Goodwill	1,235,533	1,235,533
Other intangible assets	72,140	77,168
Other assets	1,133,985	1,004,749
Total Assets	$32,239,983	$31,713,450
Liabilities
Deposits:
Non-interest-bearing	$6,628,901	$6,319,806
Interest-bearing	18,897,336	18,899,543
Total deposits	25,526,237	25,219,349
Short-term borrowings	390,747	204,208
Long-term debt	1,288,172	1,343,687
Other liabilities	687,720	609,472
Total Liabilities	27,892,876	27,376,716
Shareholders’ Equity
Preferred stock, $1 par value - 5,000,000 shares authorized
Non-cumulative perpetual, liquidation preference $10,000 per share; 23,750 shares issued and outstanding, including related surplus	228,485	228,485
Common stock, $1 par value - 100,000,000 shares authorized; 52,618,287 and 52,419,519 shares issued and outstanding, respectively	52,618	52,420
Additional paid-in capital	2,691,522	2,688,263
Retained earnings	1,263,298	1,322,805
Accumulated other comprehensive income (loss)	111,184	44,761
Total Shareholders’ Equity	4,347,107	4,336,734
Total Liabilities and Shareholders’ Equity	$32,239,983	$31,713,450
The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2020	2019
Interest and dividend income
Loans and leases, including fees	$271,746	$284,879
Mortgage loans held for sale, including fees	1,678	1,054
Taxable securities	23,481	33,916
Tax-exempt securities	1,921	2,209
Other	4,103	4,026
Total interest and dividend income	302,929	326,084
Interest expense
Deposits	63,676	60,235
Short-term borrowings	266	5,716
Long-term debt	8,645	9,649
Total interest expense	72,587	75,600
Net interest income	230,342	250,484
Provision for expected credit losses	68,971	13,763
Net interest income after provision for expected credit losses	161,371	236,721
Non-interest income
Mortgage income	23,245	11,849
Service charges on deposit accounts	12,525	12,810
Title revenue	5,936	5,225
Commission income	4,191	4,664
Broker commissions	2,127	1,953
ATM and debit card fee income	2,838	2,582
Credit card and merchant-related income	3,295	3,411
Trust department income	4,226	4,167
Income from bank owned life insurance	1,822	1,797
Other non-interest income	4,451	4,051
Total non-interest income	64,656	52,509
Non-interest expense
Salaries and employee benefits	102,545	98,296
Net occupancy and equipment	19,984	18,564
Communication and delivery	3,677	3,700
Marketing and business development	3,710	4,118
Computer services expense	10,167	9,157
Professional services	5,322	4,450
Credit and other loan-related expense	3,643	2,859
Insurance	4,559	4,186
Travel and entertainment	2,740	2,430
Amortization of acquisition intangibles	4,187	5,009
Impairment of long-lived assets and other losses	3,317	1,064
Other non-interest expense	13,576	4,920
Total non-interest expense	177,427	158,753
Income before income tax expense	48,600	130,477

Income tax expense	12,175	30,346
Net income	36,425	100,131
Less: Preferred stock dividends	3,598	3,598
Net income available to common shareholders	$32,827	$96,533

Income available to common shareholders - basic	$32,827	$96,533
Less: Earnings allocated to unvested restricted stock	367	933
Earnings allocated to common shareholders	$32,460	$95,600
Earnings per common share - basic	$0.62	$1.76
Earnings per common share - diluted	0.62	1.75
Cash dividends declared per common share	0.47	0.43
Comprehensive income
Net income	$36,425	$100,131
Other comprehensive income (loss), net of tax:
Unrealized gains on securities:
Unrealized holding gains arising during the period (net of tax effects of $17,342 and $10,675, respectively)	56,424	41,408
Unrealized gains on securities, net of tax	56,424	41,408
Fair value of derivative instruments designated as cash flow hedges:
Change in fair value of derivative instruments designated as cash flow hedges during the period (net of tax effects of $3,209 and $471, respectively)	10,441	(2,185)
Less: Reclassification adjustment for gains (losses) included in net income (net of tax effects of $136 and $75, respectively)	442	(227)
Fair value of derivative instruments designated as cash flow hedges, net of tax	9,999	(1,958)
Other comprehensive income (loss), net of tax	66,423	39,450
Comprehensive income	$102,848	$139,581
The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
(unaudited)

	For the Three Months Ended
					Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Preferred Stock		Common Stock
(in thousands, except share and per share data)	Shares	Amount	Shares	Amount
Balance, December 31, 2018	13,750	$132,097	54,796,231	$54,796	$2,869,416	$1,042,718	$(42,750)	$4,056,277
Cumulative-effect adjustment due to the adoption of ASU 2016-02 (1)	—	—	—	—	—	1,847	—	1,847
Net income	—	—	—	—	—	100,131	—	100,131
Other comprehensive income (loss)	—	—	—	—	—	—	39,450	39,450
Cash dividends declared, $0.43 per share	—	—	—	—	—	(23,457)	—	(23,457)
Preferred stock dividends	—	—	—	—	—	(3,598)	—	(3,598)
Common stock issued under incentive plans, net of shares surrendered in payment	—	—	142,954	143	(4,588)	—	—	(4,445)
Common stock repurchases	—	—	(387,921)	(388)	(29,558)	—	—	(29,946)
Share-based compensation expense	—	—	—	—	5,572	—	—	5,572
Balance, March 31, 2019	13,750	$132,097	54,551,264	$54,551	$2,840,842	$1,117,641	$(3,300)	$4,141,831

Balance, December 31, 2019	23,750	$228,485	52,419,519	$52,420	$2,688,263	$1,322,805	$44,761	$4,336,734
Cumulative-effect adjustment due to the adoption of ASU 2016-13 (2)	—	—	—	—	—	(67,605)	—	(67,605)
Net income	—	—	—	—	—	36,425	—	36,425
Other comprehensive income (loss)	—	—	—	—	—	—	66,423	66,423
Cash dividends declared, $0.47 per share	—	—	—	—	—	(24,729)	—	(24,729)
Preferred stock dividends	—	—	—	—	—	(3,598)	—	(3,598)
Common stock issued under incentive plans, net of shares surrendered in payment	—	—	198,768	198	(3,773)	—	—	(3,575)
Share-based compensation expense	—	—	—	—	7,032	—	—	7,032
Balance, March 31, 2020	23,750	$228,485	52,618,287	$52,618	$2,691,522	$1,263,298	$111,184	$4,347,107

(1)
Cumulative-effect adjustment to beginning retained earnings related to the recognition of pre-existing lease liabilities and previously deferred gains on sale-leaseback transactions in accordance with ASU 2016-02, adopted as of January 1, 2019.

(2)
Cumulative-effect adjustment to beginning retained earnings related to the adoption of the current expected credit loss (CECL) methodology for estimating credit losses in accordance with ASU 2016-13, adopted as of January 1, 2020.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended March 31,
(in thousands)	2020	2019
Cash Flows from Operating Activities
Net income	$36,425	$100,131
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion, including amortization of purchase accounting adjustments and market value adjustments	8,427	4,018
Provision for expected credit losses	68,971	13,763
Share-based compensation expense - equity awards	7,032	5,572
(Gain) loss on sale of OREO and long-lived assets, net of impairment	(956)	278
Deferred income tax expense	8,529	17,861
Originations of mortgage loans held for sale	(533,032)	(326,244)
Proceeds from sales of mortgage loans held for sale	563,199	320,853
Realized and unrealized gain on mortgage loans held for sale, net	(24,656)	(11,593)
Other operating activities, net	(43,782)	152,430
Net Cash Provided by Operating Activities	90,157	277,069
Cash Flows from Investing Activities
Proceeds from maturities, prepayments and calls of securities available for sale	242,074	136,627
Purchases of securities available for sale	(156,706)	(179,565)
Proceeds from maturities, prepayments and calls of securities held to maturity	4,316	7,787
Purchases of equity securities	—	(14,753)
Proceeds from sales of equity securities	—	3,637
Increase in loans	(517,085)	(446,284)
Proceeds from sales of premises and equipment	402	91
Purchases of premises and equipment	(7,065)	(3,182)
Proceeds from dispositions of OREO	12,237	1,980
Cash paid for additional investment in tax credit entities	(673)	(2,828)
Other investing activities, net	(100)	—
Net Cash Used in Investing Activities	(422,600)	(496,490)
Cash Flows from Financing Activities
Increase in deposits	306,888	328,631
Net change in short-term borrowings	186,539	(376,751)
Proceeds from long-term debt	—	400,000
Repayments of long-term debt	(55,430)	(90,560)
Cash dividends paid on common stock	(48,042)	(22,466)
Cash dividends paid on preferred stock	(3,598)	(3,598)
Net share-based compensation stock transactions	(3,575)	(4,445)
Payments to repurchase common stock	—	(29,946)
Net Cash Provided by Financing Activities	382,782	200,865
Net Increase (Decrease) In Cash and Cash Equivalents	50,339	(18,556)
Cash and Cash Equivalents at Beginning of Period	894,723	690,453
Cash and Cash Equivalents at End of Period	$945,062	$671,897

Supplemental Schedule of Non-cash Activities
Acquisition of real estate in settlement of loans	$524	$2,727
Supplemental Disclosures
Cash paid for:
Interest on deposits and borrowings	$76,890	$71,010
The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 1 - DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, AND CHANGES IN SIGNIFICANT ACCOUNTING POLICIES
IBERIABANK Corporation is a financial holding company based in Lafayette, Louisiana. The accompanying unaudited consolidated financial statements include the accounts of IBERIABANK Corporation and its consolidated subsidiaries (the Company). Through its subsidiaries, the Company provides a full range of commercial and consumer banking services, including private banking, small business, wealth and trust management, retail brokerage, mortgage, commercial leasing and equipment financing, and title insurance services through locations in Louisiana, Arkansas, Tennessee, Alabama, Texas, Florida, Georgia, South Carolina, North Carolina, Mississippi, Missouri, and New York.
The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes necessary for complete financial statements in accordance with GAAP. In the opinion of management, the accompanying unaudited consolidated financial statements contain all the significant adjustments, consisting of normal and recurring items, considered necessary for fair presentation. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes in the Annual Report on Form 10-K for the year ended December 31, 2019. Operating results for the interim period are not necessarily indicative of the results that may be expected for the full year.
All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts reported in prior periods have been reclassified to conform to the current period presentation. See the Glossary of Defined Terms included in this Report for terms used herein.
Pending Merger
As previously disclosed, on November 3, 2019, the Company entered into a merger agreement to combine with First Horizon National Corporation (First Horizon) in an all-stock merger of equals. On April 24, 2020, the Company received shareholder approval for the merger. The merger is expected to be completed in the second quarter of 2020, pending receipt of the remaining regulatory approvals and other customary closing conditions.
Changes in Significant Accounting Policies
On January 1, 2020, the Company adopted ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326),” (ASC 326) which significantly changed the measurement of credit losses for certain financial investments, such as loans (including unfunded loan commitments) and investment securities. See Note, 2, Recent Accounting Pronouncements, in the accompanying consolidated financial statements for a complete discussion. The adoption of ASC 326 impacts the accounting policies for the following: Investment Securities; Loans and Leases; and Allowance for Expected Credit Losses. Other than the accounting policy updates below, there have been no changes to the accounting policies as described in the Company’s 2019 Form 10-K.
Investment Securities
Management determines the appropriate accounting classification of debt and equity securities at the time of acquisition and re-evaluates such designations at least quarterly. Debt securities that management has the ability and intent to hold to maturity are classified as HTM and carried at cost, adjusted for amortization of premiums and accretion of discounts using methods approximating the interest method. Securities acquired with the intent of recognizing short-term profits or which are actively bought and sold are classified as trading securities and reported at fair value. Securities not classified as HTM or trading are classified as AFS and reported at fair value. The Company evaluates its investment securities portfolio for impairment on a quarterly basis as follows:
HTM Securities: The Company maintains an allowance for expected credit losses appropriate to absorb estimated lifetime credit losses for HTM securities where there is a risk of credit loss. HTM securities where there is a risk of credit loss are segmented by credit rating and duration and an allowance for expected credit losses is calculated based on external historical loss data, taking into consideration management’s forecast of future economic conditions. The allowance of expected credit losses, if required, is recognized on the consolidated balance sheet with a corresponding adjustment to earnings.

AFS Securities: Declines in the fair value of individual AFS securities below their amortized cost basis are reviewed to determine if the decline is due to credit-related factors. Impairment that is not credit-related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an allowance for expected credit losses on the consolidated balance sheet with a corresponding adjustment to earnings. However, if the Company intends to sell the impaired AFS security or it is more likely than not that the Company will be required to sell such a security before recovering the amortized cost basis of the security, the AFS security’s amortized cost basis is reduced by the decline in fair value with the entire credit loss recognized in the consolidated statement of income.
Prior to January 1, 2020, investment securities were evaluated for indicators of other than temporary impairment (OTTI) on a quarterly basis. Declines in the fair value of individual HTM and AFS securities below their amortized cost basis were reviewed to determine whether the declines were other than temporary. In estimating OTTI losses, management considered 1) the length of time and the extent to which the fair value had been less than the amortized cost basis, 2) the financial condition and near-term prospects of the issuer, 3) its intent to sell and whether it was more likely than not that the Company would be required to sell those securities before the anticipated recovery of the amortized cost basis, and 4) for debt securities, the recovery of contractual principal and interest. For securities that the Company did not expect to sell, or it was not more likely than not it would be required to sell prior to recovery of its amortized cost basis, the credit component of an OTTI was recognized in earnings and the non-credit component was recognized in OCI. For securities that the Company did expect to sell, or it was more likely than not that it would be required to sell prior to recovery of its amortized cost basis, both the credit and non-credit component of an OTTI were recognized in earnings. Subsequent to recognition of OTTI, an increase in expected cash flows was recognized as a yield adjustment over the remaining expected life of the security based on an evaluation of the nature of the increase.
Other equity securities primarily consist of stock acquired for regulatory purposes, such as Federal Home Loan Bank stock and Federal Reserve Bank stock and are included in “other assets."
Gains or losses on securities sold are recorded on the trade date, using the specific identification method.
Loans and Leases
Loans
The Company offers commercial and consumer loans for its customers. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost, which represents the principal amount outstanding less charge-offs, net of any unearned income, unamortized net loan origination fees and direct costs on originated loans, and net premiums or discounts on acquired loans. Interest income is accrued as earned over the term of the loans based on the principal balance outstanding. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield. Accrued interest is reported within other assets in the consolidated balance sheet.
Acquired loans are recorded at fair value on the acquisition date. The determination of fair value includes credit risk assumptions and any resulting credit discounts as well as estimates related to discount rates, expected prepayments, and the amount and timing of undiscounted expected principal, interest, and other cash flows. Additionally, at the time of acquisition, acquired loans are classified as either purchased credit deteriorated (PCD) or non-purchased credit deteriorated (non-PCD). Acquired loans which have experienced more-than-insignificant deterioration in credit since origination are classified as PCD Loans. All acquired loans not considered to be purchased credit deteriorated loans are classified as acquired non-PCD Loans. An initial allowance for expected credit losses (AECL) is established at the acquisition date for acquired loans and the classification of PCD or non-PCD determines how the initial AECL is recorded. For PCD Loans, the AECL is recorded with a corresponding increase to the amortized cost basis of the loan by reducing the purchase premium or discount recognized on the acquired loan. For acquired non-PCD loans, the AECL is recorded with a corresponding charge to earnings. Subsequent to acquisition, the AECL for both PCD Loans and acquired non-PCD loans is determined using the same methodology as originated loans. The non-credit related purchase premium or discount on acquired loans is amortized or accreted to income over the estimated life of the loans as an adjustment to yield using the effective interest rate calculated at the acquisition date.

Prior to January 1, 2020, acquired loans that reflected credit deterioration since origination to the extent that it was probable that the Company would be unable to collect all contractually required payments were classified as purchased impaired loans (“acquired impaired loans”). All other acquired loans were classified as purchased non-impaired loans (“acquired non-impaired loans”). At the time of acquisition, acquired impaired loans were accounted for individually or aggregated into loan pools with similar characteristics. From these pools, the Company used certain loan information to estimate the expected cash flows for each loan pool. For acquired impaired loans, the expected cash flows at the acquisition date in excess of the fair value of loans were recorded as interest income over the life of the loans using a level yield method if the timing and amount of future cash flows was reasonably estimable. For acquired non-impaired loans, the difference between the fair value and unpaid principal balance of the loan at acquisition, referred to as a purchase premium or discount, was amortized or accreted to income over the estimated life of the loans as an adjustment to yield. Subsequent to acquisition, the Company performed cash flow re-estimations at least quarterly for each acquired impaired loan or loan pool. Increases in estimated cash flows above those expected at the time of acquisition were recognized on a prospective basis as interest income over the remaining life of the loan and/or pool. Decreases in expected cash flows subsequent to acquisition generally resulted in recognition of a provision for credit loss. The measurement of cash flows involved several assumptions and judgments, including prepayments, default rates and loss severity among other factors. All of these factors were inherently subjective and significant changes in the cash flow estimations could result over the life of the loan.
Leases
The Company leases equipment to commercial customers primarily through direct financing and sales-type leases. Equipment financing leases are reported at the net lease investment, which represents the sum of minimum lease payments over the lease term and the estimated residual value, less unearned interest income. Interest income is accrued as earned over the term of the lease based on the net investment in leases. Fees incurred to originate the lease are deferred and recognized as an adjustment of the yield on the lease.
Portfolio Segmentation
The Company’s loan portfolio is disaggregated into two portfolio segments: commercial loans and leases and consumer loans. The Company further disaggregates the commercial loans and leases and the consumer loans portfolio segment into receivable classes for purposes of monitoring and assessing credit quality. Receivable classes within the commercial loan and lease portfolio segment include commercial real estate-construction, commercial real estate-owner occupied, commercial real estate-non-owner occupied, and commercial and industrial, which includes equipment financing leases. Receivable classes within the consumer loan portfolio segment include residential mortgage, home equity, and other consumer.
Prior to January 1, 2020, the Company’s loan portfolio was disaggregated into three portfolio segments: commercial, residential mortgage, and consumer and other loans. Receivable classes within the commercial loan portfolio segment included commercial real estate-construction, commercial real estate-owner-occupied, commercial real estate-non-owner occupied, and commercial and industrial. Receivable classes within the consumer and other loans portfolio segment included home equity, indirect automobile, credit card and other.
Troubled Debt Restructurings
The Company periodically grants concessions to its customers in an attempt to protect as much of its investment as possible and minimize risk of loss. These concessions may include restructuring the terms of a loan to alleviate the burden of the customer’s near-term cash requirements. In order to be classified as a TDR, the Company must conclude that the restructuring constitutes a concession and the customer is experiencing financial difficulties. The Company defines a concession to the customer as a modification of existing terms for economic or legal reasons that it would otherwise not consider. The concession is either granted through an agreement with the customer or is imposed by a court of law. Concessions include modifying original loan terms to reduce or defer cash payments required as part of the loan agreement, including but not limited to:

•	a reduction of the stated interest rate for the remaining original life of the loan,

•	extension of the maturity date or dates at a stated interest rate lower than the current market rate for new loans with similar risk characteristics,

•	reduction of the face amount or maturity amount of the loan as stated in the agreement, or

•	reduction of accrued interest receivable on the loan.

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
If the Company concludes that both a concession has been granted and the customer is experiencing financial difficulties, the Company identifies the loan as a TDR. Prior to January 2020, all TDRs were considered impaired loans and acquired impaired loans accounted for within pools were not reviewed for TDR classification if modified.
Non-accrual and Past Due Loans and Leases (Including Loan Charge-offs)
Loans and leases are generally considered past due when contractual payments of principal and interest have not been received within 30 days after the contractual due date. Residential mortgage loans are considered past due when contractual payments have not been received for two consecutive payment dates.
Loans and leases are placed on non-accrual status when any of the following occur: 1) the loan or lease is maintained on a cash basis because of deterioration in the financial condition of the borrower; 2) collection of the full contractual amount of principal and interest is not expected even if the loan or lease is currently paying as agreed; or 3) when principal or interest has been in default for a period of 90 days or more, unless the loan or lease is both well-secured and in the process of collection. Factors considered in determining the collection of the full contractual amount of principal and interest include assessment of the borrower’s cash flow, valuation of underlying collateral, and the ability and willingness of guarantors to provide credit support.  Certain commercial loans and leases are also placed on non-accrual status when payment is not past due and full payment of principal and interest is expected, but the Company has doubt about the borrower’s ability to comply with existing repayment terms. Consideration will be given to placing a loan or lease on non-accrual due to the deterioration of the debtor’s repayment ability, the repayment of the loan or lease becoming dependent on the liquidation of collateral, an existing collateral deficiency, the loan or lease being classified as "doubtful" or "loss," the client filing for bankruptcy, and/or foreclosure being initiated. For all commercial loans and leases, the determination of a borrower’s ability to make the required principal and interest payments is based on an examination of the borrower’s current financial statements, industry, management capabilities, and other qualitative factors. Loans and leases are evaluated for potential charge-off in accordance with the parameters discussed in the following paragraph or when the loan or lease is placed on non-accrual status, whichever is earlier. Prior to January 1, 2020, acquired impaired loans were placed on non-accrual status when the Company could not reasonably estimate cash flows on the loan or loan pool.
Loans and leases within the commercial portfolio are generally evaluated for charge-off at 90 days past due, unless both well-secured and in the process of collection. Closed and open-end consumer loans and leases are evaluated for charge-off no later than 120 days past due. Any outstanding loan balance in excess of the fair value of the collateral less costs to sell is charged-off no later than 120 days past due for loans secured by real estate. For non-real estate secured loans and leases, in lieu of charging off the entire balance, loans or leases may be written down to the fair value of the collateral less costs to sell if repossession of collateral is assured and in process. Prior to January 1, 2020, acquired impaired loans were not generally evaluated for charge-off.
The accrual of interest, as well as the amortization/accretion of any remaining unamortized net deferred fees or costs and discount or premium, is discontinued at the time the loan or lease is placed on non-accrual status. Accrued but uncollected interest for all loans and leases that are placed on non-accrual status is generally reversed through interest income at 90 days past due. As accrued but uncollected interest is reversed on a timely basis, the Company does not estimate an AECL for accrued interest. Cash receipts received on non-accrual loans or leases are generally applied against principal until the loan or lease has been collected in full, after which time any additional cash receipts are recognized as interest income (i.e., cost recovery method). However, interest may be accounted for under the cash-basis method as long as the remaining recorded investment in the loan is deemed fully collectible.

Loans and leases are returned to accrual status when the borrower has demonstrated a capacity to continue payment of the debt (generally a minimum of six months of sustained repayment performance) and collection of contractually required principal and interest associated with the debt is reasonably assured. Additionally, for a non-accrual TDR to be returned to accrual status, a current, well-documented credit analysis is required and the borrower must have complied with all terms of the modification. At such time, the accrual of interest and amortization/accretion of any remaining unamortized net deferred fees or costs and discount or premium shall resume. Any interest income which was applied to the principal balance shall not be reversed and subsequently will be recognized as an adjustment to yield over the remaining life of the loan.
Individually Assessed Loans and Leases/Impaired Loans
When a loan or lease no longer shares risk characteristics with other loans or leases, it is individually assessed for impairment. While management considers a variety of factors in determining when a loan no longer shares risk characteristics with other loans, generally all TDR and non-accrual loans above certain thresholds are considered to meet this requirement and are individually assessed for impairment. Impairment losses are measured on a loan-by-loan basis for these commercial and consumer loans and leases, based on either the present value of expected future cash flows discounted at the loan or lease’s effective interest rate or the fair value of the collateral if the loan or lease is collateral-dependent. This measurement requires significant judgment and use of estimates, and the actual loss ultimately recognized by the Company may differ significantly from the estimates.
Prior to January 1, 2020, a loan was considered to be impaired when, based on current information and events, it was probable that the Company would be unable to collect the scheduled payments of principal and/or interest in accordance with the contractual terms of the loan agreement. Generally all TDRs regardless of the outstanding balance amount or portfolio classification, and all acquired impaired loans were considered to be impaired. Loans that experienced insignificant payment delays and payment shortfalls generally were not classified as impaired. Impairment losses were measured on a loan-by-loan basis for commercial and certain residential mortgage or consumer loans, based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral if the loan was collateral-dependent.
Allowance for Expected Credit Losses
The Company maintains the AECL at a level that management believes appropriate to absorb estimated lifetime credit losses, including losses associated with unfunded commitments. The AECL includes the allowance for loan and lease losses (ALLL) (contra asset) and the reserve for unfunded commitments (liability).
Determination of the appropriate AECL involves a high degree of complexity and requires significant judgment regarding the credit quality of the loan portfolio and management’s view of future economic conditions. Several factors are taken into consideration in the determination of the overall AECL which include, but are not limited to, the overall risk profiles of the loan and lease portfolios, net charge-off experience, the level of loans and leases that require an individual assessment for impairment, the level of non-performing loans and leases, the level of 90 days past due loans and leases, the value of collateral, among other factors. The Company also considers forecasts of future national and regional economic conditions, overall asset quality trends, changes in lending practices and procedures, trends in the nature and volume of the loan portfolio (including the existence and effect of any portfolio concentrations), changes in experience and depth of lending staff, the Company’s legal, regulatory and competitive environment, and data availability and applicability that might impact the portfolio or the manner in which it estimates losses, risk rating accuracy, and risk identification.

The Company has developed multiple current expected credit loss models (ECL Models) which segment the Company’s loan and lease portfolio by borrower type (i.e. commercial and consumer) and loan or lease type to estimate lifetime expected credit losses for loans and leases that share similar risk characteristics. These ECL Models primarily use a probability-of-default methodology to estimate expected credit losses for all loan and lease commitments. Within each ECL Model, PDs and LGDs are established at the individual loan or lease commitment level based on various loan or lease specific characteristics. For commercial loans and leases, these characteristics include customer size, industry sector, geographic region, risk rating and collateral/property type, among others. For consumer loans, these characteristics include geographic region, loan size, customer size, fixed or variable rate, lien position, and FICO score, among others. The ECL Models use both internal and external historical loss data, as appropriate, for all available historical periods and a blend of multiple economic forecasts as approved by ALCO to estimate expected credit losses over a reasonable and supportable forecast period. The ECL Models then revert to longer term historical loss experience on a straight-line basis to arrive at lifetime expected credit losses. The selection of the economic forecasts, the forecast period and reversion period and methodology are reviewed and approved quarterly. The ECL Models also take into consideration the effects of prepayments and draw-down assumptions for any unfunded commitments, as applicable. Qualitative adjustments are incorporated into the ECL Model-based estimate of expected credit losses to accommodate for the imprecision of certain assumptions and uncertainties inherent in the calculation.
Loans or leases that no longer share similar risk characteristics with other loans or leases in the portfolio must be individually evaluated for impairment. For these loans and leases, the AECL is determined on an individual loan and lease commitment basis, taking into consideration facts and circumstances specific to each borrower. As discussed above, the AECL for individually assessed loans or leases is based on the difference between the recorded investment in the loan or lease and either the estimated net present value of projected cash flows or the estimated value of the collateral associated with a collateral-dependent loan, less cost to sell.
The overall AECL is allocated between the ALLL and the reserve for unfunded commitments based on the loan’s percentage funded and the future funding expectations of the loan.
Prior to January 1, 2020, the allowance for credit losses was maintained at a level appropriate to absorb estimated probable credit losses incurred in the loan portfolio, including unfunded commitments as of the consolidated balance sheet date. The manner in which the allowance for credit losses was determined was based on 1) the accounting method applied to the underlying loans and 2) whether the loan was required to be measured for impairment. The Company delineated between loans accounted for under the contractual yield method, legacy loans (originated loans), acquired non-impaired loans, and acquired impaired loans. Further, for legacy and acquired non-impaired loans, the Company attributed portions of the allowance for credit losses to loans and loan commitments that it measured individually, and groups of homogeneous loans and loan commitments that it measured collectively for impairment.
Prior to January 1, 2020, the allowance for loan losses for all impaired loans (excluding acquired impaired loans) was determined on an individual loan basis, considering the facts and circumstances specific to each borrower. The allowance was based on the difference between the recorded investment in the loan and generally either the estimated net present value of projected cash flows or the estimated value of the collateral associated with a collateral-dependent loan. The determination of the allowance for loan losses for acquired impaired loans prior to January 1, 2020 is further discussed in the “Loans” section of this footnote.

Prior to January 1, 2020, the allowance for loan losses for all non-impaired loans (excluding acquired impaired loans) was calculated based on pools of loans with similar characteristics. The pool-level allowance was calculated through the application of PD and LGD factors for each individual loan. PDs and LGDs were determined based on historical default and loss information for similar loans. For purposes of establishing estimated loss percentages for pools of loans that shared common risk characteristics, the Company’s loan portfolio was segmented by various loan characteristics including loan type, risk rating for commercial, Vantage or FICO score for residential mortgage and consumer, past due status for residential mortgage and consumer and call report code. The default and loss information was measured over an appropriate period for each loan pool and adjusted as deemed appropriate. Qualitative adjustments were incorporated into the pool-level analysis to accommodate for the imprecision of certain assumptions and uncertainties inherent in the calculation.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS
Pronouncements adopted during the quarter ended March 31, 2020:
ASU No. 2016-13, ASU No. 2019-04 (portion related to ASC 326), ASU No. 2019-05, ASU No. 2019-11, and ASU No. 2020-03
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments. The guidance, along with subsequent related updates issued during 2019, introduces an impairment model that is based on expected credit losses (ECL) rather than incurred losses, to estimate credit losses on certain types of financial instruments, such as loans and held-to-maturity (HTM) securities, including certain off-balance sheet financial instruments, such as loan commitments. The measurement of ECL should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments, over the contractual term. Financial instruments with similar risk characteristics must be grouped together when estimating ECL. In addition, ASC 326 expands credit quality disclosures.
ASC 326 also provides for a simplified accounting model for purchased financial assets with a more-than-insignificant amount of credit deterioration since their origination (purchased credit deteriorated). The initial estimate of expected credit losses for purchase credit deteriorated financial assets is recognized as an AECL with an offset (i.e., increase) to the cost basis of the related financial asset at acquisition.
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
The Company adopted these ASUs as of January 1, 2020 through a cumulative-effect adjustment to opening retaining earnings.
Estimation Methodology
The Company has developed multiple current expected credit loss models (ECL Models) which segment the Company’s loan and lease portfolio by borrower type (i.e. commercial and consumer) and loan type to estimate lifetime expected credit losses for loans and leases. The ECL Models primarily use a probability-of-default methodology to estimate expected credit losses. Within each ECL Model, loans and leases are further segregated based on additional risk characteristics specific to that loan or leases type, such as risk rating, industry sector, company and/or loan size, collateral type, geographic location and FICO score. The Company uses both internal and external historical loss data in the ECL Models, as appropriate.
The estimate of expected credit losses is inherently subjective, as it requires management to exercise judgment in determining appropriate factors to be used to determine the allowance. Following are some of the most significant factors used to estimate expected credit losses under ASC 326:
Economic Forecasts: Management selected economic variables it believes to be the most relevant for estimating losses based on the composition of the loan and leases portfolio and customer base, including property values, employment and unemployment levels, oil prices and other key economic measures. The Company considers a variety of economic forecasts and selects multiple economic forecasts it believes represent future changes in macroeconomic conditions. The Company uses a blend of the selected economic forecasts to estimate credit losses.
Forecast Period: Management believes that it can reasonably forecast credit losses over an eighteen month period, taking into consideration historical information, current information, and reasonable and supportable economic forecasts. Management will re-evaluate the forecast period on a quarterly basis and may adjust the forecast period in response to changes in the economic environment and other factors.
Reversion Methodology: For contractual periods beyond the eighteen month forecast period, the Company reverts over a twelve-month period to longer term historical loss experience on a straight-line basis to arrive at lifetime expected credit losses. Management will re-evaluate the reversion methodology on a quarterly basis.
Credit losses for loans and leases which no longer share risk characteristics with other loans or leases, primarily non-accrual and TDR loans are individually assessed for impairment. A specific allowance is determined for these loans and leases determined using either the present value of expected cash flows or the fair value of the underlying collateral.

The AECL calculated by the ECL Models for the Company’s loan and lease portfolio is allocated between the ALLL and the reserve for unfunded commitments based on the loan’s percentage funded and future funding expectations of the loan.
The Company elected not to measure an allowance for expected credit losses for accrued interest as its reverses uncollectible accrued interest through interest income in a timely manner. Accrued interest will continue to be reported within other assets in the consolidated balance sheet. The Company did not elect the one-time fair value option transition expedient for financial instruments recorded at amortized cost. Additionally, the Company elected to discontinue the use of pools to account for purchased credit deteriorated financial assets.
ASC 326 also requires an estimate of expected credit losses on the HTM and AFS debt securities portfolios. Most of these portfolios consist of agency-backed securities that inherently have an immaterial risk of loss. For non-agency-backed HTM securities, the Company estimates expected credit losses by segmenting the portfolio by credit rating and duration and applying external historical loss data, taking into consideration management's forecast of future economic conditions, as discussed above. For non-agency-backed AFS securities where amortized cost exceeds fair value, the Company reviews each security to determine if any portion of the unrealized loss is credit-related.
Impact of Adoption
The impact of the adoption of ASC 326 on the Company's loan and lease portfolio was as follows:

(in thousands)	December 31, 2019	CECL Adoption	January 1, 2020
Allowance for Expected Credit Losses
Real estate - construction	$9,993	$3,332	$13,325
Real estate - owner-occupied	16,115	(7,536)	8,579
Real estate - non-owner occupied	38,170	28,859	67,029
Commercial & industrial	62,112	(14,656)	47,456
Residential mortgage	10,209	71,264	81,473
Home equity	14,231	2,808	17,039
Other consumer loans	12,395	(1,752)	10,643
Total	$163,225	$82,319	$245,544

Retained Earnings
Increase in allowance for expected credit losses	$82,319
Balance sheet reclassification	5,987
Total pre-tax effect	88,306
Tax effect	20,701
Decrease to retained earnings	$67,605

The increase in the AECL primarily relates to required increases for loans previously classified as acquired non-impaired. The AECL for residential mortgage loans increased due to the requirement to estimate lifetime expected credit losses and the remaining length of time to maturity for these loans versus a loss emergence period. The AECL for non-owner-occupied commercial real estate loans also increased reflecting higher LGDs under the CECL model. The balance sheet reclassification represents the adjustment to the amortized cost basis of purchased credit deteriorated loans to reflect the addition of the allowance for expected credit losses at the date of adoption. At the time of adoption, the Company recognized the economy was vulnerable to major shocks, fiscal policy missteps, other geopolitical events and the outcome of the pending U.S. elections. The transition adjustment reflected the Company's view of a relatively stable macroeconomic environment over the next eighteen months. While ASC 326 results in a higher AECL, it does not change the overall credit risk in the Company’s loan and lease portfolios or the ultimate losses therein. The Company expects future changes in the AECL to be more volatile under ASC 326 as the AECL in future periods will be based on a variety of factors, including changes in loan and lease volumes, the credit quality of the loan and lease portfolio, and forecasts of future economic conditions, which are outside of the Company’s control.
The adoption of ASC 326 for the Company’s HTM and AFS debt securities was not material.

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
The Company adopted ASU No. 2018-13 as of January 1, 2020. While adoption of this ASU will result in changes to existing disclosures, it did not have an impact on the Company’s financial position or results of operations.
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
The Company adopted ASU No. 2018-17 as of January 1, 2020. The adoption of the ASU did not have a material impact to the Company’s consolidated financial statements. Based on the Company’s invested interests at adoption, no transition adjustment was needed.
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
With respect to hedge accounting, the ASU addresses partial-term fair value hedges, fair value hedge basis adjustments, and certain transition requirements, among other things. For recognizing and measuring financial instruments, the ASU addresses the scope of the guidance, the requirement for re-measurement under ASC 820 when using the measurement alternative, certain disclosure requirements and which equity securities have to be re- measured at historical exchange rates.
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
The Company adopted ASU No. 2017-08 as of January 1, 2020. The adoption of the ASU did not have a material impact to the Company’s consolidated financial statements.
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

ASU No. 2020-01
In January 2020, the FASB released ASU No. 2020-01, Investments-Equity Securities (ASC 321), Investments- Equity Method and Joint Ventures (ASC 323), and Derivatives and Hedging (ASC 815): Clarifying the Interactions between ASC 321, ASC 323, and ASC 815, a consensus of the FASB’s Emerging Issues Task Force (EITF). The ASU clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under ASC 323 for the purposes of applying the measurement alternative in accordance with ASC 321 immediately before applying or upon discontinuing the equity method. The ASU also clarifies that, when determining the accounting for certain forward contracts and purchased options, a company should not consider, whether upon settlement or exercise, if the underlying securities would be accounted for under the equity method or fair value option.
ASU No. 2020-01 will be effective for fiscal years beginning after December 15, 2020, including interim periods, with early adoption permitted. The Company is currently evaluating the impact of the ASU on the Company’s consolidated financial statements.
ASU No. 2020-04
In March 2020, the FASB released ASU No. 2020-04, “Reference Rate Reform (Topic 848),” which provides relief for entities preparing for discontinuation of interest rates such as LIBOR. The ASU provides optional expedients and exceptions to ease the accounting impacts associated with contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. For contracts, this ASU allows entities to account for certain contract modifications as a continuation of the existing contract without additional analysis. For hedging relationships, this ASU allows hedge accounting to continue when certain critical terms of a hedging relationship charge and assess effectiveness in ways that disregard certain potential sources of ineffectiveness. Additionally, the ASU allows entities to make a one-time sale and/or transfer of certain debt securities from held-to-maturity to available-for-sale or trading.
ASU No. 2020-04 is effective from the beginning of the interim period that includes March 12, 2020. An entity may elect to apply the ASU prospectively through December 31, 2022. The expedients and exceptions provided by the ASU do not apply to contract modifications made or hedging relationships entered into or evaluated after December 31, 2022, with certain exceptions for hedging relationships existing as of December 31, 2022. The Company is currently evaluating the impact of the ASU on its consolidated financial statements.

NOTE 3 – INVESTMENT SECURITIES
The following table summarizes the amortized cost and estimated fair value of securities available for sale and securities held to maturity as of March 31, 2020 and December 31, 2019, excluding accrued interest of $13.3 million and $15.1 million, respectively, which is included in other assets in the unaudited consolidated balance sheets, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses:

	March 31, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$39,944	$425	$—	$40,369
Obligations of state and political subdivisions	158,578	6,984	—	165,562
Mortgage-backed securities:
Residential agency	2,797,087	82,191	(70)	2,879,208
Commercial agency	681,145	32,078	(13)	713,210
Other securities	113,621	3,230	(240)	116,611
Total securities available for sale	$3,790,375	$124,908	$(323)	$3,914,960

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
Securities held to maturity:
Obligations of state and political subdivisions	$162,330	$8,233	$—	$170,563
Mortgage-backed securities:
Residential agency	15,630	210	(7)	15,833
Total securities held to maturity	$177,960	$8,443	$(7)	$186,396

	December 31, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$39,916	$281	$—	$40,197
Obligations of state and political subdivisions	160,873	7,607	—	168,480
Mortgage-backed securities:
Residential agency	2,876,069	27,423	(3,836)	2,899,656
Commercial agency	704,661	17,202	(404)	721,459
Other securities	101,022	2,779	(233)	103,568
Total securities available for sale	$3,882,541	$55,292	$(4,473)	$3,933,360

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
Securities held to maturity:
Obligations of state and political subdivisions	$166,386	$7,147	$—	$173,533
Mortgage-backed securities:
Residential agency	16,575	30	(239)	16,366
Total securities held to maturity	$182,961	$7,177	$(239)	$189,899

Securities with carrying values of $2.4 billion and $2.2 billion were pledged to support repurchase transactions, public funds deposits, and certain long-term borrowings at March 31, 2020 and December 31, 2019, respectively.
Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, was as follows:

	March 31, 2020
	Less Than Twelve Months		Twelve Months or More		Total
(in thousands)	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
Mortgage-backed securities:
Residential agency	$(70)	$8,684	$—	$—	$(70)	$8,684
Commercial agency	(13)	5,039	—	—	(13)	5,039
Other securities	(152)	19,848	(88)	4,168	(240)	24,016
Total securities available for sale	$(235)	$33,571	$(88)	$4,168	$(323)	$37,739

	Less Than Twelve Months		Twelve Months or More		Total
	Gross Unrecognized Losses	Estimated Fair Value	Gross Unrecognized Losses	Estimated Fair Value	Gross Unrecognized Losses	Estimated Fair Value
Securities held to maturity:
Mortgage-backed securities:
Residential agency	$—	$46	$(7)	$1,973	$(7)	$2,019
Total securities held to maturity	$—	$46	$(7)	$1,973	$(7)	$2,019

	December 31, 2019
	Less Than Twelve Months		Twelve Months or More		Total
(in thousands)	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
Obligations of state and political subdivisions	$—	$590	$—	$—	$—	$590
Mortgage-backed securities:
Residential agency	(1,893)	441,332	(1,943)	268,383	(3,836)	709,715
Commercial agency	(252)	56,728	(152)	10,301	(404)	67,029
Other securities	(133)	13,241	(100)	4,492	(233)	17,733
Total securities available for sale	$(2,278)	$511,891	$(2,195)	$283,176	$(4,473)	$795,067

	Less Than Twelve Months		Twelve Months or More		Total
	Gross Unrecognized Losses	Estimated Fair Value	Gross Unrecognized Losses	Estimated Fair Value	Gross Unrecognized Losses	Estimated Fair Value
Securities held to maturity:
Mortgage-backed securities:
Residential agency	$(52)	$6,308	$(187)	$9,074	$(239)	$15,382
Total securities held to maturity	$(52)	$6,308	$(187)	$9,074	$(239)	$15,382

The Company held certain investment securities where amortized cost exceeded fair value, resulting in unrealized loss positions, as shown in the tables above. The Company evaluates its investment securities portfolio for impairment on a quarterly basis.
For HTM securities, the Company maintains an allowance for expected credit losses appropriate to absorb estimated lifetime credit losses. HTM securities where there is a risk of credit loss are segmented by credit rating and duration and an allowance for expected credit losses is calculated based on external historical loss data, taking into consideration management's forecast of future economic conditions. The Company has assessed the risk of credit loss and has determined the allowance for expected credit losses for HTM securities to be immaterial as of March 31, 2020.
For AFS securities, declines in the fair value of individual securities below their amortized cost basis are reviewed to determine if the decline is due to credit-related factors. As of March 31, 2020, unrealized losses on AFS securities have not been recognized into income because the issuers are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. Therefore, no allowance for expected credit losses has been recorded for AFS securities as of March 31, 2020 and the unrealized losses are recognized in other comprehensive income.
Prior to January 1, 2020, management evaluated HTM and AFS securities for other-than-temporary impairment. Impairment was considered to be other-than-temporary if the Company (1) intended to sell the security, (2) more likely than not would be required to sell the security before recovering its cost, or (3) did not expect to recover the security's entire amortized cost basis. As of December 31, 2019, the Company did not intend to sell any of these securities, did not expect to be required to sell these securities, and expected to recover the entire amortized cost of all these securities. As a result of the Company's analysis, no declines in the estimated fair value of the Company's investment securities were deemed to be other-than-temporary at December 31, 2019.
At March 31, 2020, 13 debt securities had unrealized losses of 0.82% of the securities’ amortized cost basis. At December 31, 2019, 123 debt securities had unrealized losses of 0.58% of the securities’ amortized cost basis. Additional information on securities that were in a continuous loss position for over twelve months at March 31, 2020 and December 31, 2019 is presented in the following table.

(in thousands)	March 31, 2020	December 31, 2019
Number of securities
Mortgage-backed securities:
Residential agency	2	59
Commercial agency	—	6
Other securities	4	4
	6	69
Amortized Cost Basis
Mortgage-backed securities:
Residential agency	$1,980	$279,587
Commercial agency	—	10,453
Other securities	4,256	4,591
	$6,236	$294,631
Unrealized Loss
Mortgage-backed securities:
Residential agency	$7	$2,130
Commercial agency	—	152
Other securities	88	100
	$95	$2,382

Credit Quality Indicators
A substantial portion of the Company's HTM securities portfolio consists of obligations of state and political subdivisions. The Company monitors the credit quality of these securities through the use of credit ratings on a quarterly basis. The following table summarizes the amortized cost of HTM obligations of state and political subdivisions at March 31, 2020, aggregated by credit quality indicator:

March 31, 2020
Securities Held to Maturity
Credit Rating	Obligations of State and Political Subdivisions (in thousands)
Aaa / AAA	$80,815
Aa1 / AA+	33,066
Aa2/ AA	38,317
Aa3 / AA-	8,292
A2 / A	1,840
Total	$162,330

At March 31, 2020, the Company also held HTM residential agency mortgage-backed securities with an amortized cost of $15.6 million. This portfolio includes Frannie Mae and Freddie Mac securities which are considered to be government sponsored enterprises (GSEs). While securities issued by GSEs do carry credit risk, the company considered the risks and determined that the risk of credit loss for these securities was zero.
There were no HTM securities on non-accrual or past due status as of March 31, 2020.
The amortized cost and estimated fair value of investment securities by maturity at March 31, 2020 are presented in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities. Weighted average yields are calculated on the basis of the yield to maturity based on the amortized cost of each security.

	Securities Available for Sale			Securities Held to Maturity
(in thousands)	Weighted Average Yield	Amortized Cost	Estimated Fair Value	Weighted Average Yield	Amortized Cost	Estimated Fair Value
Within one year or less	2.62%	$41,572	$41,999	3.00%	$245	$245
One through five years	2.60	180,356	187,480	2.59	5,329	5,380
After five through ten years	2.68	641,404	671,014	2.37	56,038	58,524
Over ten years	2.59	2,927,043	3,014,467	2.56	116,348	122,247
	2.61%	$3,790,375	$3,914,960	2.50%	$177,960	$186,396

Gains or losses on securities sold are recorded on the trade date, using the specific identification method. For the three months ended March 31, 2020 and 2019, the Company did not have any realized gains or losses from the sale of securities classified as available for sale. The Company did not realize any gains on calls of securities held to maturity for the three months ended March 31, 2020 and 2019.

Other Equity Securities
The Company accounts for the following securities at cost less impairment plus or minus any observable price changes, which approximates fair value, with the exception of CRA and Community Development Investment Funds, which are recorded at fair value. Other equity securities, which are presented in other assets on the consolidated balance sheets, were as follows:

(in thousands)	March 31, 2020	December 31, 2019
Federal Home Loan Bank stock	$70,914	$70,386
Federal Reserve Bank stock	85,630	85,630
CRA and Community Development Investment Funds	1,988	1,948
Other investments	22,098	21,118
	$180,630	$179,082

NOTE 4 – LOANS AND LEASES
The following is the amortized cost of loans and leases as of March 31, 2020 and December 31, 2019, excluding accrued interest of $65.9 million and $65.7 million, which is included in other assets in the unaudited consolidated balance sheets:

(in thousands)	March 31, 2020	December 31, 2019
Commercial loans and leases:
Real estate - construction	$1,322,627	$1,321,663
Real estate - owner-occupied	2,424,139	2,475,326
Real estate - non-owner-occupied	6,484,257	6,267,106
Commercial and industrial (C&I) (1)	6,909,841	6,547,538
	17,140,864	16,611,633
Consumer and other loans:
Residential mortgage	4,849,119	4,739,075
Home equity	1,926,753	1,987,336
Other	624,896	683,455
	7,400,768	7,409,866
Total loans and leases	$24,541,632	$24,021,499

(1)	Includes equipment financing leases
Net deferred loan and lease origination fees were $36.4 million and $36.8 million at March 31, 2020 and December 31, 2019, respectively. Total net discount on the Company's loans and leases was $88.3 million and $89.3 million at March 31, 2020 and December 31, 2019, respectively, of which $53.7 million and $56.4 million was related to non-impaired loans and leases.
In addition to loans issued in the normal course of business, the Company considers overdrafts on customer deposit accounts to be loans and reclassifies these overdrafts as loans in its consolidated balance sheets. At March 31, 2020 and December 31, 2019, overdrafts of $5.5 million and $7.7 million, respectively, had been reclassified to loans.
Loans and leases with carrying values of $8.7 billion and $8.6 billion were pledged as collateral for borrowings at March 31, 2020 and December 31, 2019, respectively.
Certain acquired loans are to customers with addresses outside of the United States. Foreign loans, denominated in U.S. dollars, totaled $181.0 million and $182.4 million at March 31, 2020 and December 31, 2019, respectively.

Past Due Status
Loans and leases are generally considered past due when contractual payments of principal and interest have not been received within 30 days after the contractual due date. Residential mortgage loans are considered past due when contractual payments have not been received for two consecutive payment dates. The following tables provide an analysis of the aging of loans and leases as of March 31, 2020 and December 31, 2019.

	March 31, 2020
	Age Analysis of Past Due Loans and Leases
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total	Accruing Loans Greater Than 90 Days Past Due
Real estate- construction	$5,466	$—	$69	$5,535	$1,317,092	$1,322,627	$—
Real estate- owner-occupied	5,714	6,302	12,810	24,826	2,399,313	2,424,139	1,328
Real estate- non-owner-occupied	4,525	8,318	14,451	27,294	6,456,963	6,484,257	1,679
Commercial and industrial	16,505	10,357	7,811	34,673	6,875,168	6,909,841	169
Residential mortgage	23,664	1,131	34,748	59,543	4,789,576	4,849,119	7,787
Home equity	20,719	3,014	18,254	41,987	1,884,766	1,926,753	—
Other	5,195	2,751	2,572	10,518	614,378	624,896	—
Total	$81,788	$31,873	$90,715	$204,376	$24,337,256	$24,541,632	$10,963

	December 31, 2019
	Age Analysis of Past Due Loans and Leases
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total	Accruing Loans Greater Than 90 Days Past Due
Real estate- construction	$244	$—	$1,377	$1,621	$1,320,042	$1,321,663	$—
Real estate- owner-occupied	18,387	2,770	9,175	30,332	2,444,994	2,475,326	1,035
Real estate- non-owner-occupied	5,418	2,459	10,450	18,327	6,248,779	6,267,106	58
Commercial and industrial	6,805	1,523	15,601	23,929	6,523,609	6,547,538	887
Residential mortgage	4,008	17,297	23,055	44,360	4,694,715	4,739,075	1,277
Home equity	14,001	3,113	14,332	31,446	1,955,890	1,987,336	—
Other	3,935	1,267	2,500	7,702	675,753	683,455	—
Total	$52,798	$28,429	$76,490	$157,717	$23,863,782	$24,021,499	$3,257

Additional information on non-accrual loans and leases as of March 31, 2020 and December 31, 2019 is presented in the following table.

	Amortized Cost of Non-accrual Loans and Leases			Non-accrual Loans and Leases With No Related Allowance for Expected Credit Losses		Interest Income Recognized on Non-accrual Loans and Leases
(in thousands)	March 31, 2020	December 31, 2019	December 31, 2018	March 31, 2020	December 31, 2019	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Real estate- construction	$133	$1,394	$1,094	$4	$929	$—	$—
Real estate- owner-occupied	23,428	17,817	10,260	19,968	11,469	135	70
Real estate- non-owner-occupied	20,383	15,440	15,898	18,120	8,610	159	54
Commercial and industrial	40,768	41,636	57,860	34,432	9,590	122	352
Residential mortgage	48,067	34,833	30,396	26,013	19,500	49	60
Home equity	30,319	24,404	18,830	5,915	3,200	64	67
Other	3,465	3,381	2,846	1,190	—	13	2
Total	$166,563	$138,905	$137,184	$105,642	$53,298	$542	$605

When a loan or lease is placed on non-accrual status, accrued but uncollected interest is reversed through interest income. During the three months ended March 31, 2020, the Company reversed an immaterial amount of uncollectible accrued interest on both commercial loans and leases and consumer loans.

Collateral-Dependent Loans

Collateral-dependent loans are defined as loans for which repayment is expected to be derived substantially through the operation or sale of the collateral and where the borrower is experiencing financial difficulty. Collateral-dependent commercial loans are primarily secured by commercial real estate and to a lesser extent other business assets and residential real estate. The loan-to-value ratio, taking into consideration cost to sell the collateral for commercial collateral-dependent loans is approximately 75% at March 31, 2020. Collateral-dependent consumer loans are secured by residential real estate with a loan-to-value ratio of 70%, taking into consideration the cost to sell the collateral at March 31, 2020. As of March 31, 2020, the Company did not have any collateral-dependent leases.

Acquired Loans
The Company did not acquire any loans during the three months ended March 31, 2020. Prior to January 1, 2020, the Company accounted for acquired impaired loans in accordance with ASC 310-30. The following is a summary of changes in the accretable difference for all loans accounted for under ASC 310-30 during the three months ended March 31, 2019:

(in thousands)	2019
Balance at beginning of period	$133,342
Transfers from non-accretable difference to accretable yield	(3,640)
Accretion	(10,086)
Changes in expected cash flows not affecting non-accretable differences (1)	(272)
Balance at end of period	$119,344

(1)
Includes changes in cash flows expected to be collected due to the impact of changes in actual or expected timing of liquidation events, modifications, changes in interest rates and changes in prepayment assumptions.

Troubled Debt Restructurings
After the adoption of ASC 326, all loans, including acquired loans, meeting the criteria for classification as a TDR since January 1, 2020 are included in the disclosures below. Prior to January 1, 2020, modifications of loans that were accounted for within a pool under ASC Topic 310-30 were not classified or reported as TDRs. As a result, all such acquired loans that would otherwise meet the criteria for classification as a TDR prior to January 1, 2020 were excluded from the disclosures below, which impacts comparability between periods. As of March 31, 2020 and December 31, 2019, there were no leases which met the criteria to be classified as a TDR.
TDRs totaling $9.8 million and $31.4 million occurred during the three months ended March 31, 2020 and 2019, respectively, through modification of the original loan terms.
The following table provides information on how the TDRs were modified during the periods indicated:

	Three Months Ended March 31,
(in thousands)	2020	2019
Extended maturities	$2,450	$9,014
Maturity and interest rate adjustment	706	468
Movement to or extension of interest-rate only payments	46	12
Interest rate adjustment	3,878	—
Forbearance	1,111	6,510
Other concession(s) (1)	1,604	15,425
Total	$9,795	$31,429

(1)	Other concessions may include covenant waivers, forgiveness of principal or interest associated with a customer bankruptcy, or a combination of any of the above concessions.

Of the $9.8 million of TDRs occurring during the three months ended March 31, 2020, $6.8 million were on accrual status and $3.0 million were on non-accrual status. Of the $31.4 million of TDRs occurring during the three months ended March 31 2019, $16.5 million were on accrual status and $14.9 million were on non-accrual status. The following table presents the end of period balance for loans modified in a TDR during the periods indicated:

	Three Months Ended March 31,
	2020			2019
(in thousands, except number of loans)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate- construction	1	$154	$86	1	$39	$39
Real estate- owner-occupied	4	2,520	2,558	4	6,904	4,661
Real estate- non-owner-occupied	5	3,944	3,820	7	2,990	2,968
Commercial and industrial	14	1,844	1,367	23	17,382	17,040
Residential mortgage	6	750	413	10	1,741	1,738
Home equity	16	1,507	1,482	33	4,277	4,233
Other	5	71	69	38	787	750
Total	51	$10,790	$9,795	116	$34,120	$31,429
Information detailing TDRs that defaulted during the three-month periods ended March 31, 2020 and 2019, and were modified in the previous twelve months (i.e., the twelve months prior to the default) is presented in the following tables. The Company has defined a default as any loan with a payment that is currently past due greater than 30 days, or was past due greater than 30 days at any point during the respective periods, or since the date of modification, whichever is shorter.

	Three Months Ended March 31,
	2020		2019
(in thousands, except number of loans)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Real estate- construction	1	$9,212	1	$939
Real estate- owner-occupied	5	1,898	3	640
Real estate- non-owner-occupied	11	5,287	7	825
Commercial and industrial	33	7,862	10	3,933
Residential mortgage	15	1,190	13	1,108
Home equity	23	2,189	16	2,891
Other	20	208	20	261
Total	108	$27,846	70	$10,597

NOTE 5 – ALLOWANCE FOR EXPECTED CREDIT LOSSES AND CREDIT QUALITY
Allowance for Expected Credit Losses Activity

On January 1, 2020, the Company adopted ASU No. 2016-13, Financial Instruments - Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments. ASC 326 replaced the incurred loss model for determining the allowance for credit losses with a current expected credit loss model for financial assets carried at amortized cost, including loans, leases, and loan commitments. ASC 326 requires recognition of lifetime expected credit losses that takes into consideration all available relevant information including details of past events, current conditions and reasonable and supportable forecasts of future economic conditions. The transition adjustment on January 1, 2020 resulted in an increase of the AECL of $82.3 million. The increase in the AECL at transition primarily relates to required increases for residential mortgage loans to establish an estimate of lifetime expected credit losses for these longer dated loans as well as an increase on non-owner-occupied commercial real estate loans reflecting higher LGDs under the CECL model. See Note 2, Recent Accounting Pronouncements, for additional discussion on the adoption of ASC 326. As a result of the adoption of ASC 326, the AECL as of March 31, 2020 and the provision for expected credit losses for the three months ended March 31, 2020 are not comparable to historical periods.
A summary of changes in the allowance for expected credit losses for the three months ended March 31 was as follows:

(in thousands)	2020	2019
Allowance for loan and lease losses at beginning of period	$146,588	$140,571
Transition adjustment for ASC 326	83,194	—
Allowance for loan and lease losses, as adjusted	229,782	140,571
Provision for loan and lease losses	66,431	12,612
Transfer of balance to OREO and other	—	(2,885)
Charge-offs	(12,119)	(8,918)
Recoveries	2,591	1,586
Allowance for loan and lease losses at end of period	$286,685	$142,966

Reserve for unfunded commitments at beginning of period	$16,637	$14,830
Transition adjustment for ASC 326	(875)	—
Reserve for unfunded lending commitments, as adjusted	15,762	14,830
Provision for unfunded lending commitments	2,540	1,151
Reserve for unfunded commitments at end of period	$18,302	$15,981
Allowance for expected credit losses at end of period	$304,987	$158,947

The AECL at March 31, 2020 reflects a blend of economic forecasts to estimate expected credit losses over an eighteen month reasonable and supportable forecast period and then reverts to historical loss experience to arrive at lifetime expected credit losses. At January 1, 2020, the Company’s economic forecast assumed a relatively stable macroeconomic environment over the reasonable and supportable forecast period while recognizing that the economy was vulnerable to major shocks, fiscal policy missteps, other geopolitical events and the outcome of the pending U.S. elections. During the latter part of the first quarter of 2020, the global and U.S. economies experienced substantial disruptions as a result of the COVID-19 pandemic as well as continued pressure on oil prices. In light of the deteriorating economic conditions, the U.S. government has taken numerous actions through multiple stimulus packages to support both individuals and businesses during the unprecedented freeze on commerce in the U.S. Uncertainty remains as to the length of the COVID-19 pandemic as well as the success of the various stimulus packages to both support the economy during the pandemic as well as restore economic conditions when the pandemic subsides. As a result, the Company has updated its economic forecast to reflect the expected impact of COVID-19 and the possibility of recessionary conditions over the reasonable and supportable forecast period which has resulted in an increase in the AECL at March 31, 2020.

A summary of changes in the allowance for expected credit losses, by loan portfolio type, for the three months ended March 31 was as follows:

	Three Months Ended March 31, 2020
	Commercial
	Real Estate				Consumer
(in thousands)	Construction	Owner-occupied	Non-owner-occupied	Commercial and Industrial	Residential Mortgage	Home Equity	Other	Total
Allowance for loan and lease losses at beginning of period	$5,983	$15,770	$36,541	$55,634	$9,647	$12,153	$10,860	$146,588
Transition adjustment for ASC 326	2,307	(8,163)	29,850	(14,659)	70,521	3,620	(282)	83,194
Allowance for loan and lease losses, as adjusted	8,290	7,607	66,391	40,975	80,168	15,773	10,578	229,782
Provision for loan and lease losses	940	2,603	30,500	11,833	10,535	7,313	2,707	66,431
Charge-offs	(14)	—	(240)	(7,895)	(450)	(1,435)	(2,085)	(12,119)
Recoveries	219	25	132	1,037	329	386	463	2,591
Allowance for loan and lease losses at end of period	$9,435	$10,235	$96,783	$45,950	$90,582	$22,037	$11,663	$286,685

Reserve for unfunded lending commitments at beginning of period	$4,010	$345	$1,629	$6,478	$562	$2,078	$1,535	$16,637
Transition adjustment for ASC 326	1,025	627	(991)	3	743	(812)	(1,470)	(875)
Reserve for unfunded lending commitments, as adjusted	5,035	972	638	6,481	1,305	1,266	65	15,762
Provision for (reversal of) unfunded commitments	492	418	91	925	215	433	(34)	2,540
Reserve for unfunded lending commitments at end of period	5,527	1,390	729	7,406	1,520	1,699	31	18,302
Allowance for expected credit losses at end of period	$14,962	$11,625	$97,512	$53,356	$92,102	$23,736	$11,694	$304,987

	Three Months Ended March 31, 2019
	Commercial
	Real Estate				Consumer
(in thousands)	Construction	Owner-occupied	Non-owner-occupied	Commercial and Industrial	Residential Mortgage	Home Equity	Other	Total
Allowance for loan and lease losses at beginning of period	$4,743	$12,549	$34,514	$54,096	$12,998	$10,181	$11,490	$140,571
Provision for loan and lease losses	936	1,303	4,648	2,876	1,749	1,056	44	12,612
Transfer of balance to OREO and other	—	—	—	—	(2,881)	(4)	—	(2,885)
Charge-offs	—	(72)	—	(4,931)	(28)	(1,401)	(2,486)	(8,918)
Recoveries	3	35	65	446	32	314	691	1,586
Allowance for loan and lease losses at end of period	$5,682	$13,815	$39,227	$52,487	$11,870	$10,146	$9,739	$142,966

Reserve for unfunded commitments at beginning of period	$3,249	$316	$1,304	$6,198	$866	$1,783	$1,114	$14,830
Provision for unfunded commitments	333	60	401	128	22	28	179	1,151
Reserve for unfunded commitments at end of period	3,582	376	1,705	6,326	888	1,811	1,293	15,981
Allowance for credit losses at end of period	$9,264	$14,191	$40,932	$58,813	$12,758	$11,957	$11,032	$158,947

Portfolio Segment Risk Factors
Commercial loans and leases include commercial real estate loans, commercial and industrial loans, and equipment financing leases. Commercial real estate loans include loans to commercial customers for medium-term financing of land and buildings or for land development or construction of a building. These loans are repaid from revenues through operations of the businesses, rents of properties, sales of properties and refinances. Commercial and industrial loans and leases represent loans to commercial customers to finance general working capital needs, equipment purchases and leases and other projects where repayment is derived from cash flows resulting from business operations. The Company originates commercial and industrial loans on a secured and, to a lesser extent, unsecured basis.
Consumer loans are offered by the Company in order to provide a full range of retail financial services to its customers and include residential mortgages, home equity, credit card and other direct consumer installment loans. Residential mortgage loans consist of loans to consumers to finance a primary or secondary residence. The vast majority of the residential mortgage loan portfolio is comprised of non-conforming 1-4 family mortgage loans secured by properties located in the Company's market areas and originated under terms and documentation that permit their sale in a secondary market. The Company originates substantially all of its consumer loans in its primary market areas. Loans in the consumer segment are sensitive to property values, unemployment levels, and other key consumer economic measures. Prior to January 1, 2020, residential mortgage loans were in a separate portfolio segment.
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

Special mention loans and leases have potential weaknesses that, if left uncorrected, may result in deterioration of the Company's credit position at some future date. Substandard commercial loans and leases have well-defined weaknesses and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Doubtful commercial loans and leases have the same weaknesses as substandard loans and leases with the added characteristics that the probability of loss is high and collection of the full amount is improbable. Substandard and doubtful loans are collectively referred to as "classified" loans and leases. Regulatory classification ratings for commercial loans and leases are updated annually.

For consumer loans, the Company utilizes FICO scores to monitor credit quality as these are widely accepted measures of a borrower's risk of non-repayment over the life of a loan. FICO scores are updated quarterly. Prior to January 1, 2020, the Company’s primary credit quality indicator for residential mortgage and consumer loans was the loan’s payment and delinquency status.

The Company’s investment in loans by credit quality indicator and year of origination is presented in the following tables. Asset risk classifications for commercial loans and leases reflect the classification as of March 31, 2020. FICO scores for consumer loans are updated on a quarterly basis. Credit quality information in the tables reflects the amortized cost basis of all loans, excluding $65.9 million of accrued interest, which is included as a component of other assets in the unaudited consolidated balance sheet.

	Term Loans
(in thousands)	2020	2019	2018	2017	2016	Prior	Revolving loans	Revolving loans Converted to Term	Total
Commercial loans and leases
Real Estate- Construction
Pass	$45,117	$336,900	$599,002	$172,612	$65,200	$51,622	$40,147	$—	$1,310,600
Special Mention	—	—	—	—	10	105	2,156	—	2,271
Substandard	—	—	9,213	—	—	475	65	—	9,753
Doubtful	—	—	—	—	—	3	—	—	3
Total Real Estate- Construction	45,117	336,900	608,215	172,612	65,210	52,205	42,368	—	1,322,627

Real Estate- Owner- occupied
Pass	69,996	379,882	319,249	357,057	274,226	895,032	66,866	—	2,362,308
Special Mention	—	—	7,306	681	399	13,419	400	—	22,205
Substandard	—	234	1,011	8,204	3,518	23,856	387	—	37,210
Doubtful	—	—	—	—	—	2,416	—	—	2,416
Total Real Estate- Owner-occupied	69,996	380,116	327,566	365,942	278,143	934,723	67,653	—	2,424,139

Real Estate- Non-owner-occupied
Pass	261,614	1,323,506	961,036	987,814	867,303	1,867,101	130,929	—	6,399,303
Special Mention	—	—	806	1,497	10,248	14,561	1,900	—	29,012
Substandard	—	591	2,059	10,066	6,038	31,481	635	—	50,870
Doubtful	—	—	104	—	—	4,968	—	—	5,072
Total Real Estate- Non-owner-occupied	261,614	1,324,097	964,005	999,377	883,589	1,918,111	133,464	—	6,484,257

Commercial and Industrial (1)
Pass	649,228	1,957,486	1,307,679	455,600	218,485	551,933	1,635,017	—	6,775,428
Special Mention	259	1,463	23,811	500	8,093	1,436	7,896	—	43,458
Substandard	4,102	16,838	3,023	20,486	1,151	19,194	5,846	—	70,640
Doubtful	—	5,323	9,517	2,353	648	2,474	—	—	20,315
Total Commercial and Industrial	653,589	1,981,110	1,344,030	478,939	228,377	575,037	1,648,759	—	6,909,841
Total Commercial Loans and Leases	$1,030,316	$4,022,223	$3,243,816	$2,016,870	$1,455,319	$3,480,076	$1,892,244	$—	$17,140,864
(1) Includes equipment financing leases

	Term Loans
(in thousands)	2020	2019	2018	2017	2016	Prior	Revolving loans	Revolving loans Converted to Term	Total
Consumer Loans:
Residential Mortgage
781 and above	$45,204	$332,402	$263,099	$185,336	$153,118	$387,923	$—	$—	$1,367,082
723-780	72,666	452,401	360,319	233,243	199,457	410,212	—	—	1,728,298
700-722	14,430	94,286	93,264	49,705	47,736	116,470	—	—	415,891
660-699	8,549	103,361	83,700	37,108	54,661	144,238	—	—	431,617
620-659	3,273	39,018	26,883	15,701	15,481	94,296	—	—	194,652
580-619	—	13,756	11,717	8,358	11,281	51,387	—	—	96,499
579 and below	101,641	52,459	53,362	58,542	84,198	264,878	—	—	615,080
Total Residential Mortgage	245,763	1,087,683	892,344	587,993	565,932	1,469,404	—	—	4,849,119

Home Equity
781 and above	2,052	8,710	28,297	16,579	15,903	56,995	374,502	21,481	524,519
723-780	1,160	13,680	25,948	19,278	25,677	81,172	498,082	27,061	692,058
700-722	103	2,226	7,915	7,696	5,276	18,320	130,949	13,029	185,514
660-699	747	3,823	10,975	6,434	6,112	32,755	163,267	17,238	241,351
620-659	351	1,418	1,894	4,355	3,630	19,419	73,928	13,822	118,817
580-619	2,735	875	5,331	2,006	2,581	13,452	27,526	6,484	60,990
579 and below	5,988	2,742	10,009	5,850	2,592	18,201	45,334	12,788	103,504
Total Home Equity	13,136	33,474	90,369	62,198	61,771	240,314	1,313,588	111,903	1,926,753

Other Consumer Loans
781 and above	3,357	11,136	8,566	14,957	5,938	22,047	69,402	—	135,403
723-780	5,717	11,388	22,356	12,895	5,490	32,481	76,717	—	167,044
700-722	1,089	22,224	4,560	3,345	4,133	11,551	16,713	—	63,615
660-699	1,803	4,688	5,120	4,057	1,113	18,128	20,797	—	55,706
620-659	751	4,245	2,432	1,702	3,745	8,142	13,553	—	34,570
580-619	337	1,754	2,689	674	1,611	4,922	8,499	—	20,486
579 and below	22,670	2,038	3,282	3,137	2,585	106,144	8,216	—	148,072
Total Other Consumer	35,724	57,473	49,005	40,767	24,615	203,415	213,897	—	624,896
Total Consumer Loans	294,623	1,178,630	1,031,718	690,958	652,318	1,913,133	1,527,485	111,903	7,400,768
Total Loans and Leases	$1,324,939	$5,200,853	$4,275,534	$2,707,828	$2,107,637	$5,393,209	$3,419,729	$111,903	$24,541,632

During the three months ended March 31, 2020, the Company converted $6.6 million of revolving home equity loans to term loans.

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Goodwill allocated to each reporting unit at March 31, 2020 and December 31, 2019 is provided in the following table:

(in thousands)	March 31, 2020	December 31, 2019
IBERIABANK	$1,203,810	$1,203,810
Mortgage	23,178	23,178
LTC	8,545	8,545
Total	$1,235,533	$1,235,533

The Company performed the required annual goodwill impairment test as of October 1, 2019. The Company’s annual impairment test did not indicate impairment in any of the Company’s reporting units as of the testing date.
During the first quarter of 2020 and through the date of the filing of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, management evaluated the events and changes in certain circumstances that could indicate that goodwill might be impaired. In light of the COVID-19 pandemic and its impact on macroeconomic conditions, the unprecedented economic uncertainty, and the significant declines in the Company's stock price and overall prices in the equity markets, management concluded that an interim quantitative test was necessary for all reporting units. The Company factored in multiple economic scenarios, in an effort to take into account the unprecedented economic uncertainty, and determined that the estimated fair value of each reporting unit exceeded its carrying value. Therefore, the goodwill of each reporting unit was considered not to be impaired as of the testing date. The goodwill impairment evaluation requires management to utilize significant judgments and assumptions which are based on the best information available at the time. Results of future tests, if required, could vary in subsequent reporting periods if conditions differ substantially from the assumptions utilized in completing the evaluations. The conclusion that no impairment exists may change if the pandemic continues for an extended period of time or a recovery in economic activity is delayed.
Mortgage Servicing Rights
Mortgage servicing rights are recorded at the lower of cost or market value in other intangible assets on the Company's consolidated balance sheets and amortized over the remaining servicing life of the loans, with consideration given to prepayment assumptions. Mortgage servicing rights had the following carrying values as of the periods indicated:

	March 31, 2020				December 31, 2019
	Gross Carrying Amount	Valuation Allowance	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Valuation Allowance	Accumulated Amortization	Net Carrying Amount
(in thousands)
Mortgage servicing rights	$24,870	$(2,657)	$(7,451)	$14,762	$22,476	$(250)	$(6,621)	$15,605

Intangible assets subject to amortization
Definite-lived intangible assets included in other intangible assets on the Company’s consolidated balance sheets had the following carrying values as of the periods indicated:

	March 31, 2020			December 31, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible assets	$121,277	$(70,758)	$50,519	$136,183	$(81,493)	$54,690
Customer relationship intangible asset	1,348	(1,341)	7	1,385	(1,371)	14
Non-compete agreement	206	(118)	88	206	(110)	96
Total	$122,831	$(72,217)	$50,614	$137,774	$(82,974)	$54,800

NOTE 7 – DERIVATIVE INSTRUMENTS AND OTHER HEDGING ACTIVITIES
The Company enters into derivative financial instruments to manage interest rate risk, exposures related to liquidity and credit risk, and to facilitate customer transactions. The primary types of derivatives utilized by the Company for its risk management strategies include interest rate swap agreements, interest rate collars, interest rate floors, interest rate lock commitments, forward sales commitments, written and purchased options, and credit derivatives. All derivative instruments are recognized on the consolidated balance sheets as other assets or other liabilities at fair value, regardless of whether a right of offset exists.
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
Information pertaining to outstanding derivative instruments was as follows:

	Derivative Assets - Fair Value		Derivative Liabilities - Fair Value
(in thousands)	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Derivatives designated as hedging instruments:
Interest rate contracts	$41,200	$18,967	$11	$—
Total derivatives designated as hedging instruments	$41,200	$18,967	$11	$—
Derivatives not designated as hedging instruments:
Interest rate contracts:
Customer swaps - upstream	$18	$9	$10,510	$5,055
Customer swaps - downstream	222,769	77,934	18	1,680
Forward sales contracts	1,987	420	10,656	986
Written and purchased options	17,364	6,755	1,849	3,899
Other contracts	187	66	754	179
Total derivatives not designated as hedging instruments	$242,325	$85,184	$23,787	$11,799
Total	$283,525	$104,151	$23,798	$11,799

	Derivative Assets - Notional Amount		Derivative Liabilities - Notional Amount
(in thousands)	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Derivatives designated as hedging instruments:
Interest rate contracts	$800,000	$800,000	$108,500	$108,500
Total derivatives designated as hedging instruments	$800,000	$800,000	$108,500	$108,500

Derivatives not designated as hedging instruments:
Interest rate contracts:
Customer swaps - upstream	$48,215	$430,808	$2,855,442	$2,237,542
Customer swaps - downstream	2,855,442	2,237,542	48,215	430,808
Forward sales contracts	196,388	44,011	463,108	230,998
Written and purchased options	699,162	268,590	136,043	121,981
Other contracts	114,755	108,008	251,173	183,243
Total derivatives not designated as hedging instruments	$3,913,962	$3,088,959	$3,753,981	$3,204,572
Total	$4,713,962	$3,888,959	$3,862,481	$3,313,072

The Company has entered into risk participation agreements with counterparties to transfer or assume credit exposures related to interest rate derivatives. The notional amounts of risk participation agreements sold were $251.2 million and $183.2 million at March 31, 2020 and December 31, 2019, respectively. Assuming all underlying third party customers referenced in the swap contracts defaulted at March 31, 2020 and December 31, 2019, the exposure from these agreements would not be material based on the fair value of the underlying swaps.
The Company is party to collateral agreements with certain derivative counterparties. Such agreements require that the Company maintain collateral based on the fair values of individual derivative transactions. In the event of default by the Company, the counterparty would be entitled to the collateral.
At March 31, 2020 and December 31, 2019, the Company was required to post $226.8 million and $79.6 million, respectively, in variation margin payments for its derivative transactions, which is required to be netted against the fair value of the derivatives in other assets or other liabilities on the consolidated balance sheets. The Company does not anticipate additional assets will be required to be posted as collateral, nor does it believe additional assets would be required to settle its derivative instruments immediately if contingent features were triggered at March 31, 2020. The Company’s master netting agreements represent written, legally enforceable bilateral agreements that (1) create a single legal obligation for all individual transactions covered by the master agreement and (2) in the event of default, provide the non-defaulting counterparty the right to accelerate, terminate, and close-out on a net basis all transactions under the agreement and to promptly liquidate or set-off collateral posted by the defaulting counterparty. The Company does not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against recognized fair value amounts of derivatives executed with the same counterparty under a master netting agreement.

The following table reconciles the gross amounts presented in the consolidated balance sheets to the net amounts that would result in the event of offset.

	March 31, 2020
	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet		Net
(in thousands)		Derivatives	Collateral
Derivatives subject to master netting arrangements
Derivative assets
Interest rate contracts designated as hedging instruments	$41,200	$—	$—	$41,200
Interest rate contracts not designated as hedging instruments	222,787	(9,490)	—	213,297
Written and purchased options	1,602	—	—	1,602
Total derivative assets subject to master netting arrangements	$265,589	$(9,490)	$—	$256,099

Derivative liabilities
Interest rate contracts designated as hedging instruments	$11	$—	$—	$11
Interest rate contracts not designated as hedging instruments	10,528	(9,490)	—	1,038
Written and purchased options	1,602	—	—	1,602
Total derivative liabilities subject to master netting arrangements	$12,141	$(9,490)	$—	$2,651

	December 31, 2019
	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet		Net
(in thousands)		Derivatives	Collateral
Derivatives subject to master netting arrangements
Derivative assets
Interest rate contracts designated as hedging instruments	$18,967	$—	$—	$18,967
Interest rate contracts not designated as hedging instruments	77,943	(5,111)	—	72,832
Written and purchased options	3,871	—	—	3,871
Total derivative assets subject to master netting arrangements	$100,781	$(5,111)	$—	$95,670

Derivative liabilities
Interest rate contracts not designated as hedging instruments	$6,735	$(5,111)	$—	$1,624
Written and purchased options	3,871	—	—	3,871
Total derivative liabilities subject to master netting arrangements	$10,606	$(5,111)	$—	$5,495
During the three months ended March 31, 2020 and 2019, the Company did not reclassify into earnings any gain or loss as a result of the discontinuance of cash flow hedges because it was probable the original forecasted transaction would not occur by the end of the originally specified term.
At March 31, 2020, the Company did not expect to reclassify a material amount from accumulated other comprehensive income into interest income over the next twelve months for derivatives that will be settled.

At March 31, 2020 and 2019, and for the three months then ended, information pertaining to the effect of the hedging instruments on the consolidated financial statements was as follows:

	Amount of Gain (Loss) Recognized in OCI, net of taxes			Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income, net of taxes			Location of Gain (Loss) Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing)

	Total	Including Component	Excluding Component		Total	Including Component	Excluding Component		Total	Including Component	Excluding Component
(in thousands)	For the Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2020				2020				2020
Interest rate contracts	$10,441	$10,628	$(187)	Interest expense	$442	$707	$(265)	Interest expense	$—	$—	$—

	2019				2019				2019
Interest rate contracts	$(2,185)	$(3,098)	$913	Interest expense	$(227)	$(69)	$(158)	Interest expense	$—	$—	$—
Information pertaining to the effect of derivatives not designated as hedging instruments on the consolidated financial statements as of March 31, was as follows:

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		For the Three Months Ended March 31,
(in thousands)		2020	2019
Interest rate contracts (1)	Commission income	$3,759	$4,181
Foreign exchange contracts	Other income	—	5
Forward sales contracts	Mortgage income	(10,910)	(3,209)
Written and purchased options	Mortgage income	12,659	1,863
Other contracts	Other income	(454)	(9)
Total		$5,054	$2,831
(1) Includes fees associated with customer interest rate contracts

NOTE 8 – SHAREHOLDERS' EQUITY, CAPITAL RATIOS AND OTHER REGULATORY MATTERS

Preferred Stock
The following table presents a summary of the Company's non-cumulative perpetual preferred stock:

					March 31, 2020	December 31, 2019
(in thousands)	Issuance Date	Earliest Redemption Date	Annual Dividend Rate	Liquidation Amount	Carrying Amount	Carrying Amount
Series B Preferred Stock	8/5/2015	8/1/2025	6.625%	$80,000	$76,812	$76,812
Series C Preferred Stock	5/9/2016	5/1/2026	6.600%	57,500	55,285	55,285
Series D Preferred Stock	4/4/2019	5/1/2024	6.100%	100,000	96,388	96,388
				$237,500	$228,485	$228,485

Common Stock
In 2019, the Company announced a Board-approved share repurchase program for up to 1,600,000 shares, or approximately 3% of total common shares outstanding at the time of the announcement. The Company did not repurchase any common shares during the three months ended March 31, 2020. At March 31, 2020, there were 1,165,000 remaining shares that could be repurchased under the current plan. No further common stock repurchases are expected due to the pending merger with First Horizon. During the three months ended March 31, 2019, the Company repurchased 387,921 common shares for approximately $29.9 million at a weighted average cost of $77.19 per share.
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
As of March 31, 2020, the Company and IBERIABANK met all capital adequacy requirements to which they are subject. As of March 31, 2020, the most recent notification from the FRB categorized IBERIABANK as well-capitalized under the regulatory framework for prompt corrective action (the prompt corrective action requirements are not applicable to the Company). To be categorized as well-capitalized, an institution must maintain minimum Total risk-based, Tier 1 risk-based, Common Equity Tier 1, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed that categorization.
In response to the COVID-19 pandemic, during the first quarter of 2020, the joint federal bank regulatory agencies issued an interim final rule that allows financial institutions to mitigate the effects of the adoption of CECL on regulatory capital. Because the Company adopted CECL as of January 1, 2020, it has elected to mitigate the estimated cumulative effects of adoption on regulatory capital for two years, after which the effects of adoption will be phased-in over a three-year period from January 1, 2022 through December 31, 2024. Under the interim final rule, the adjustments to regulatory capital that are deferred until the phase-in period include both the initial impact of the adoption of CECL at January 1, 2020 on retained earnings, as well as 25% of the subsequent change in the Company's total allowance for expected credit losses during each three-month period of the two-year period ending December 31, 2021. Capital amounts and ratios at March 31, 2020 in the table below reflect the adoption of the CECL regulatory capital adjustment.

The Company’s and IBERIABANK’s actual capital amounts and ratios as of March 31, 2020 and December 31, 2019 are presented in the following tables:

(in thousands)	March 31, 2020
	Minimum		Well-Capitalized		Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage
Consolidated	$1,228,618	4.00%	N/A	N/A	$3,051,243	9.93%
IBERIABANK	1,225,516	4.00	1,531,895	5.00	3,008,038	9.82
Common Equity Tier 1 (CET1)
Consolidated	$1,216,954	4.50%	N/A	N/A	$2,822,758	10.44%
IBERIABANK	1,212,501	4.50	1,751,390	6.50	3,008,038	11.16
Tier 1 Risk-Based Capital
Consolidated	$1,622,605	6.00%	N/A	N/A	$3,051,243	11.28%
IBERIABANK	1,616,668	6.00	2,155,557	8.00	3,008,038	11.16
Total Risk-Based Capital
Consolidated	$2,163,474	8.00%	N/A	N/A	$3,375,550	12.48%
IBERIABANK	2,155,557	8.00	2,694,446	10.00	3,215,845	11.94

(in thousands)	December 31, 2019
	Minimum		Well-Capitalized		Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage
Consolidated	$1,220,289	4.00%	N/A	N/A	$3,021,004	9.90%
IBERIABANK	1,217,638	4.00	1,522,048	5.00	2,949,533	9.69
Common Equity Tier 1 (CET1)
Consolidated	$1,194,765	4.50%	N/A	N/A	$2,792,520	10.52%
IBERIABANK	1,191,062	4.50	1,720,423	6.50	2,949,533	11.14
Tier 1 Risk-Based Capital
Consolidated	$1,593,020	6.00%	N/A	N/A	$3,021,004	11.38%
IBERIABANK	1,588,083	6.00	2,117,444	8.00	2,949,533	11.14
Total Risk-Based Capital
Consolidated	$2,124,026	8.00%	N/A	N/A	$3,300,730	12.43%
IBERIABANK	2,117,444	8.00	2,648,805	10.00	3,112,758	11.76

Minimum capital ratios are subject to a capital conservation buffer. In order to avoid limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers, an institution must hold a capital conservation buffer above its minimum risk-based capital requirements. This capital conservation buffer is calculated as the lowest of the differences between the actual CET1 ratio, Tier 1 Risk-Based Capital Ratio, and Total Risk-Based Capital ratio and the corresponding minimum ratios. At March 31, 2020, the required minimum capital conservation buffer was 2.50%. At March 31, 2020, the capital conservation buffers of the Company and IBERIABANK were 4.48% and 3.94%, respectively.

NOTE 9 – EARNINGS PER SHARE
The computations of basic and diluted earnings per share were as follows:

	Three Months Ended March 31,
(in thousands, except per share data)	2020	2019
Earnings Per Common Share - Basic:
Net income	$36,425	$100,131
Preferred stock dividends	(3,598)	(3,598)
Dividends and undistributed earnings allocated to unvested restricted shares	(367)	(933)
Earnings allocated to common shareholders - basic	$32,460	$95,600
Weighted average common shares outstanding	51,979	54,177
Earnings per common share - basic	$0.62	$1.76
Earnings Per Common Share - Diluted:
Earnings allocated to common shareholders - basic	$32,460	$95,600
Adjustment for undistributed earnings allocated to unvested restricted shares	(3)	(42)
Earnings allocated to common shareholders - diluted	$32,457	$95,558
Weighted average common shares outstanding	51,979	54,177
Dilutive potential common shares	217	362
Weighted average common shares outstanding - diluted	52,196	54,539
Earnings per common share - diluted	$0.62	$1.75

For the three months ended March 31, 2020 and 2019, the calculations for basic shares outstanding excluded weighted average shares owned by the RRP of 608,128 and 564,188, respectively.
The effects from the assumed exercises of 517,900 and 155,757 stock options were not included in the computation of diluted earnings per share for the three months ended March 31, 2020 and 2019, respectively, because they were anti-dilutive.

NOTE 10 – FAIR VALUE MEASUREMENTS
Recurring fair value measurements
The following table presents information about the Company's assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 and their classification within the fair value hierarchy. See Note 1, Summary of Significant Accounting Policies, in the 2019 10-K, for a description of how fair value measurements are determined.

	March 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale	$—	$3,914,960	$—	$3,914,960
Mortgage loans held for sale	—	207,845	—	207,845
Mortgage loans held for investment, at fair value option	—	—	2,779	2,779
Derivative instruments	—	283,525	—	283,525
Total	$—	$4,406,330	$2,779	$4,409,109
Liabilities
Derivative instruments	$—	$23,798	$—	$23,798
Total	$—	$23,798	$—	$23,798

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale	$—	$3,933,360	$—	$3,933,360
Mortgage loans held for sale	—	213,357	—	213,357
Mortgage loans held for investment, at fair value option	—	—	2,792	2,792
Derivative instruments	—	104,151	—	104,151
Total	$—	$4,250,868	$2,792	$4,253,660
Liabilities
Derivative instruments	$—	$11,799	$—	$11,799
Total	$—	$11,799	$—	$11,799

Non-recurring fair value measurements
The Company holds certain assets that are measured at fair value only in certain circumstances, such as impairment. The following table presents information about the Company's assets that are measured at fair value and still held as of March 31, 2020 and December 31, 2019 for which a non-recurring fair value adjustment was recorded during the periods then ended. See Note 1, Summary of Significant Accounting Policies, in the 2019 10-K, for a description of how fair value measurements are determined.

	March 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$—	$—	$87,227	$87,227
OREO, net	—	—	6,869	6,869
Total	$—	$—	$94,096	$94,096

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$—	$—	$74,763	$74,763
OREO, net	—	—	4,907	4,907
Total	$—	$—	$79,670	$79,670

The Company did not record any liabilities at fair value for which measurement of the fair value was made on a non-recurring basis as of March 31, 2020 and December 31, 2019.
Fair value option
The Company has elected the fair value option for originated residential mortgage loans held for sale, which allows for a more effective offset of the changes in fair values of the loans and the derivative instruments used to hedge them without the burden of complying with the requirements for hedge accounting. The Company also has a portion of mortgage loans held for investment for which the fair value option was elected upon origination and which continue to be accounted for at fair value at March 31, 2020 and December 31, 2019, respectively.
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for mortgage loans held for sale and mortgage loans held for investment measured at fair value:

	March 31, 2020			December 31, 2019
(in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Unpaid Principal
Mortgage loans held for sale, at fair value	$207,845	$201,259	$6,586	$213,357	$207,481	$5,876
Mortgage loans held for investment, at fair value	2,779	2,804	(25)	2,792	2,922	(130)

Interest income on mortgage loans held for sale and mortgage loans held for investment at fair value option is recognized based on contractual rates and is reflected in interest income on loans held for sale in the consolidated statements of comprehensive income. The following table details net gains (losses) resulting from the change in fair value of loans that were recorded in mortgage income in the consolidated statements of comprehensive income for the three months ended March 31, 2020 and 2019. The changes in fair value are mostly offset by economic hedging activities, with an insignificant portion of these changes attributable to changes in instrument-specific credit risk.

	Net Gains (Losses) Resulting From Changes in Fair Value
	For the Three Months Ended March 31,
(in thousands)	2020	2019
Fair value option
Mortgage loans held for sale, at fair value	$711	$652
Mortgage loans held for investment, at fair value	—	191

NOTE 11 – FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amount and estimated fair values of the Company’s financial instruments, as well as the level within the fair value hierarchy, are included in the tables below. See Note 1, Summary of Significant Accounting Policies, in the 2019 10-K, for a description of how fair value measurements are determined.

		March 31, 2020
(in thousands)		Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Measurement Category
Fair Value
	Financial Assets
	Securities available for sale	$3,914,960	$3,914,960	$—	$3,914,960	$—
	Mortgage loans held for sale	207,845	207,845	—	207,845	—
	Mortgage loans held for investment, at fair value option	2,779	2,779	—	—	2,779
	Derivative instruments	283,525	283,525	—	283,525	—

	Financial Liabilities
	Derivative instruments	23,798	23,798	—	23,798	—

Amortized Cost
	Financial Assets
	Cash and cash equivalents	$945,062	$945,062	$945,062	$—	$—
	Securities held to maturity	177,960	186,396	—	186,396	—
	Loans and leases, carried at amortized cost, net of unearned income and allowance for loan and lease losses	24,254,947	24,209,165	—	—	24,209,165

	Financial Liabilities
	Deposits	25,526,237	25,547,705	—	25,547,705	—
	Short-term borrowings	390,747	390,747	172,747	218,000	—
	Long-term debt	1,288,172	1,261,688	—	—	1,261,688

		December 31, 2019
(in thousands)		Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Measurement Category
Fair Value
	Financial Assets
	Securities available for sale	$3,933,360	$3,933,360	$—	$3,933,360	$—
	Mortgage loans held for sale	213,357	213,357	—	213,357	—
	Mortgage loans held for investment, at fair value option	2,792	2,792	—	—	2,792
	Derivative instruments	104,151	104,151	—	104,151	—

	Financial Liabilities
	Derivative instruments	11,799	11,799	—	11,799	—

Amortized Cost
	Financial Assets
	Cash and cash equivalents	$894,723	$894,723	$894,723	$—	$—
	Securities held to maturity	182,961	189,899	—	189,899	—
	Loans and leases, carried at amortized cost, net of unearned income and allowance for loan and lease losses	23,874,911	23,732,650	—	—	23,732,650

	Financial Liabilities
	Deposits	25,219,349	25,229,566	—	25,229,566	—
	Short-term borrowings	204,208	204,208	204,208	—	—
	Long-term debt	1,343,687	1,296,696	—	—	1,296,696

The fair value estimates presented herein are based upon pertinent information available to management as of March 31, 2020 and December 31, 2019. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since these dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 12 – BUSINESS SEGMENTS
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

•	Elimination of investment in subsidiary balances on certain operating segments included in total and average segment assets; and

•	Elimination of intercompany due to and due from balances on certain operating segments that are included in total and average segment assets.

	Three Months Ended March 31, 2020
(in thousands)	IBERIABANK	Mortgage	LTC	Consolidated
Interest and dividend income	$300,930	$1,999	$—	$302,929
Interest expense	72,587	—	—	72,587
Net interest income	228,343	1,999	—	230,342
Provision for (reversal of) expected credit losses	68,960	11	—	68,971
Mortgage income	—	23,245	—	23,245
Title revenue	—	—	5,936	5,936
Other non-interest income (expense)	35,465	10	—	35,475
Allocated expenses (income)	(1,729)	1,305	424	—
Non-interest expense	155,333	16,910	5,184	177,427
Income before income tax expense	41,244	7,028	328	48,600
Income tax expense	10,384	1,603	188	12,175
Net income	$30,860	$5,425	$140	$36,425
Total loans, leases, and loans held for sale, net of unearned income	$24,522,757	$226,720	$—	$24,749,477
Total assets	31,914,337	298,030	27,616	32,239,983
Total deposits	25,497,777	28,460		25,526,237
Average assets	31,694,266	264,341	27,532	31,986,139

	Three Months Ended March 31, 2019
(in thousands)	IBERIABANK	Mortgage	LTC	Consolidated
Interest and dividend income	$324,644	$1,439	$1	$326,084
Interest expense	75,600	—	—	75,600
Net interest income	249,044	1,439	1	250,484
Provision for (reversal of) credit losses	13,823	(60)	—	13,763
Mortgage income	—	11,849	—	11,849
Title revenue	—	—	5,225	5,225
Other non-interest income (expense)	35,463	(12)	(16)	35,435
Allocated expenses (income)	(2,033)	1,500	533	—
Non-interest expense	143,755	10,541	4,457	158,753
Income before income tax expense	128,962	1,295	220	130,477
Income tax expense	29,975	307	64	30,346
Net income	$98,987	$988	$156	$100,131
Total loans, leases, and loans held for sale, net of unearned income	$22,944,800	$151,946	$—	$23,096,746
Total assets	31,044,209	191,254	24,726	31,260,189
Total deposits	24,078,698	13,364	—	24,092,062
Average assets	30,660,806	148,174	24,520	30,833,500

NOTE 13 – COMMITMENTS AND CONTINGENCIES
Off-balance sheet commitments
In the normal course of business, to meet the financing needs of its customers, the Company is a party to credit-related financial instruments, with risk not reflected in the consolidated financial statements. These financial instruments include commitments to extend credit, standby letters of credit, and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The credit policies used for these commitments are consistent with those used for on-balance sheet instruments. The Company’s exposure to credit loss in the event of non-performance by its customers under such commitments or letters of credit represents the contractual amount of the financial instruments as indicated in the table below. At March 31, 2020 and December 31, 2019, the fair value of guarantees under commercial and standby letters of credit was $2.8 million and $3.3 million, respectively. This fair value will decrease as the existing commercial and standby letters of credit approach their expiration dates.
At March 31, 2020 and December 31, 2019, respectively, the Company had the following financial instruments outstanding and related reserves, whose contract amounts represent credit risk:

(in thousands)	March 31, 2020	December 31, 2019
Commitments to extend credit	$677,297	$806,164
Unfunded commitments under lines of credit	7,006,974	7,240,808
Commercial and standby letters of credit	277,415	327,336
Reserve for unfunded lending commitments	18,302	16,637

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the borrower. Since many of the commitments are expected to be drawn upon, the total commitment amounts generally represents future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral, if any, is based on management’s credit evaluation of the customer.
Unfunded commitments under commercial lines of credit, revolving credit lines, and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. Many of these types of commitments do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed. See Note 5, Allowance for Expected Credit Losses and Credit Quality, for additional information related to the Company’s reserve for unfunded lending commitments.
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

In July of 2016, the Company received a subpoena from the Office of Inspector General of the U.S. Department of Housing and Urban Development (“HUD”) requesting information on certain previously originated loans insured by the Federal Housing Administration ("FHA") as well as other documents regarding the Company's FHA-related policies and practices. After the Company complied with the subpoena, attorneys from the Department of Justice (“DOJ”) informed the Company in late March of 2017 that a civil qui tam suit had been filed against the Company in federal court involving the subject matter of the HUD subpoena. The HUD lawsuit was settled on December 11, 2017 in the amount of $11.7 million. On February 2, 2018, IBERIABANK filed a lawsuit in the United States District Court for the Eastern District of Louisiana (New Orleans) against Illinois Union Insurance Company and Travelers Casualty and Surety Company of America in an effort to recover the $11.7 million it paid to settle the HUD matter. IBERIABANK filed that lawsuit to recover the insurance proceeds to which it claims to be entitled under certain Bankers’ Professional Liability insurance policies issued by defendants Illinois Union and Travelers. More specifically, IBERIABANK alleges that the insurers have failed to honor their obligations under the policies to pay IBERIABANK’s losses in connection with the $11.7 million settlement of disputed allegations relating to IBERIABANK’s professional services in connection with certain mortgage loans insured by the FHA. The judge in the federal lawsuit granted motion for summary judgment thereby dismissing the case. The Company appealed that decision to the United States Court of Appeals for the Fifth Circuit. The appeal sought reversal of the summary judgment such that the case could be remanded to the district court in an effort to recover the $11.7 million. The United States Court of Appeals for the Fifth Circuit affirmed the decision in favor of Illinois Union Insurance Company and Travelers Casualty and Surety Company of America.

Four purported holders of IBKC common stock have filed four putative stockholder class action complaints against IBKC and the members of IBKC’s board of directors. The complaints are captioned as follows: Wang v. IBKC, et al., No. 20-0105-LAP (S.D.N.Y filed January 6, 2020); Parshall v. IBKC, et al., No.20-00027-LPS (D. Del. filed January 8, 2020, includes First Horizon as a Defendant); Hertz v. IBKC, et al., No. 20-00267-MKB-LB (E.D.N.Y filed January 16, 2020); and Cooksey v. IBKC, et al., No. 20-00431-FB-RER (E.D.N.Y. filed January 26, 2020). The complaints assert claims under Section 14(a) of the Exchange Act and Rule 14a-9 thereunder against IBKC and the members of IBKC’s Board of Directors and under Section 20(a) of the Exchange Act against the members of IBKC’s Board of Directors for allegedly disseminating a false and misleading registration statement on Form S-4, filed by First Horizon with the SEC on December 31, 2019.  Among other remedies, the plaintiffs sought to enjoin the merger and any shareholder vote on the merger and rescind the merger or recover damages in the event the merger is completed. All four of these complaints against IBKC and the members of IBKC’s board of directors have recently been dismissed.
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
As of the date of this filing, the Company believes the amount of losses associated with legal proceedings that is reasonably possible to incur above amounts already accrued and reported as of March 31, 2020 is not material.

NOTE 14 – RELATED PARTY TRANSACTIONS
In the ordinary course of business, the Company may execute transactions with various related parties. Examples of such transactions may include lending or deposit arrangements, transfers of financial assets, services for administrative support, and other miscellaneous items.
The Company has granted loans to executive officers and directors and their affiliates. These loans, including the related principal additions, principal payments, and unfunded commitments are not material to the consolidated financial statements at March 31, 2020 and December 31, 2019. There were no outstanding loans to such related parties classified as non-accrual, past due, or troubled debt restructurings at March 31, 2020 and December 31, 2019.
Deposits from related parties held by the Company were not material at March 31, 2020 and December 31, 2019.
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is intended to assist readers in understanding the consolidated financial condition and results of operations of IBERIABANK Corporation and its wholly-owned subsidiaries (collectively, the Company) as of and for the period ended March 31, 2020, and updates the Annual Report on Form 10-K for the year ended December 31, 2019. This discussion should be read in conjunction with the unaudited consolidated financial statements, accompanying footnotes and supplemental financial data included herein. The emphasis of this discussion will be amounts as of March 31, 2020 compared to December 31, 2019 for the balance sheets and the three months ended March 31, 2020 compared to March 31, 2019 for the statements of comprehensive income. Certain amounts in prior year presentations have been reclassified to conform to the current year presentation.
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
Forward-looking statements represent management’s beliefs, based upon information available at the time the statements are made, with regard to the matters addressed; they are not guarantees of future performance. Forward-looking statements are subject to numerous assumptions, risks and uncertainties that change over time and could cause actual results or financial condition to differ materially from those expressed in or implied by such statements. Factors that could cause or contribute to such differences include, but are not limited to:

•
economic or business conditions in our markets or nationally, including the future impacts of the novel coronavirus disease (COVID-19) outbreak and measures taken in response for which future developments are highly uncertain and difficult to predict;

•	the level of market volatility;

•	our ability to execute our growth strategy, including the availability of future bank acquisition opportunities;

•	our ability to execute on our revenue and efficiency improvement initiatives;

•	unanticipated delays, losses, business disruptions and diversion of management time related to the completion and integration of mergers and acquisitions;

•	actual results deviating from the Company’s current estimates and assumptions of timing and amounts of cash flows;

•	credit risk of our customers;

•	effects of decreases in oil and other energy prices;

•	effects of residential real estate prices and levels of home sales;

•	our ability to satisfy capital and liquidity standards;

•
sufficiency of our allowance for expected credit losses and the accuracy of the assumptions or estimates used in preparing our financial statements, including those related to the new CECL accounting guidance;

•	changes in interest rates;

•	access to funding sources;

•	reliance on the services of executive management;

•	competition for loans, deposits and investment dollars;

•	competition from competitors with greater financial resources;

•	reputational risks and social factors;

•	changes in Financial Accounting Standards Board accounting standards and their interpretations;

•	changes in government regulations and legislation, including tax regulations;

•	increases in FDIC insurance assessments;

•	geographic concentration of our markets;

•	rapid changes in the financial services industry;

•	significant litigation;

•	cyber-security risks including dependence on our operational, technological, and organizational systems and infrastructure and those of third party providers of those services;

•	hurricanes and other adverse weather events;

•	valuation of intangible assets; and

•	merger-related risks, including:

◦	possible negative impact on our stock price and future business and financial results,

◦	uncertainties while the merger is pending which could have a negative effect,

◦	termination of the merger agreement,

◦	uncertainty regarding the market price of First Horizon National Corporation common stock at closing,

◦	receipt of required regulatory approvals with adverse conditions, and

◦	current or future adverse legislation or regulation.

Factors that may cause actual results to differ materially from these forward-looking statements are discussed in the Company’s Annual Report on Form 10-K and other filings with the Securities and Exchange Commission (the “SEC”), available at the SEC’s website, www.sec.gov, and the Company’s website, www.iberiabank.com, under the heading “Investor Relations” and then “Financial Information.” Except as otherwise disclosed herein, information is as of the date of this report. Except to the extent required by applicable law or regulation, the Company undertakes no obligation to revise or update publicly any forward-looking statement for any reason.

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
This following discussion and analysis is intended to assist readers in understanding the consolidated financial condition and results of operations of the Company. It should be read in conjunction with the Consolidated Financial Statements and accompanying Notes to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q, as well as with the other information contained in this report.
EXECUTIVE OVERVIEW
Significant Events

COVID-19 Pandemic and Economic Impact

The COVID-19 pandemic began to meaningfully affect the United States in March 2020. The spread of COVID-19 has created a public health crisis that has resulted in widespread volatility and disruptions in household, business, economic, and market conditions. The majority of states in the U.S., including some where the Company operates, have declared public health emergencies and have also enacted temporary closures of businesses, issued quarantine orders and taken other restrictive measures in response to the COVID-19 pandemic. COVID-19 has not yet been officially contained and could affect significantly more households and businesses. The duration and severity of the pandemic continue to be impossible to predict, as is the potential for a seasonal or other resurgence after its initial containment. The extent to which the pandemic will impact the Company's business and results of operations will depend on future developments which are beyond the Company's control and are highly uncertain. New information may emerge concerning the severity of the pandemic and further action taken to prevent, treat, or mitigate the spread of COVID-19 including economic impacts, such as governmental, regulatory, banking supervisory and other federal, state and local actions.

The Company's business has been designated an essential business, which allows it to continue to serve its customers. The Company has taken steps to operate through this crisis by executing its business continuity plan to protect the health and welfare of associates and mitigate disruption in the operation of its business as it is currently operating under a drive-through and appointment-only strategy at almost all branch locations. The Company currently has approximately 60% of its workforce working remotely. While we have not yet experienced material adverse disruptions to internal operations due to the pandemic, we continue to monitor and review the existing and evolving risks and developments.

In light of volatility in the capital markets and economic disruptions, the Company continues to carefully monitor its capital and liquidity positions.The Company continues to work with customers affected by COVID-19, and in certain instances has deferred scheduled loan payments and/or loan maturities. As of April 30, 2020, almost 4,800 customers have requested these deferrals for $3.5 billion in loans. All of these deferrals are for loans due in 2020, and none of the deferrals exceed a period of six months.

In March 2020, in response to the COVID-19 pandemic, the FOMC lowered the target range for the federal funds rate 150 basis points to 0.00% to 0.25%. The FOMC expects to maintain this target range until it is confident that the economy has weathered recent events and is on track to achieve its maximum employment and price stability goals. Maintaining the current level of the federal funds rate could cause overall interest rates to fall, which may negatively impact the Company's net interest margin.

The COVID-19 pandemic and its impact on certain portions of the world's economy has contributed to a significant reduction in oil consumption. Combined with a failure of OPEC and Russia to reach a production cut agreement in March of 2020, excess oil supply and weakening global demand have weighed heavily on oil prices, which reached an 18-year intra-day low at $20 per barrel in March of 2020 and continued to decline throughout April. As a result, the expectation of continuing inventory builds, concern over future global economic growth and associated global oil demand, the responsiveness of oil producers, and general economic and geopolitical uncertainty could contribute to future disruptions in oil prices. The Company remains cautious regarding the effects of this disruption in oil prices on its customers in the oil and gas industry. The Company has made a concerted effort through stringent underwriting standards and conservative concentration limits to balance risk and return as it relates to energy exposures. Energy-related loans were $1.3 billion, or 5% of the Company's total loan portfolio at March 31, 2020. Given events during the first quarter of 2020, the Company experienced some downward migration in the ratings of energy credits as might be expected, and there were two energy-related charge-offs during the period. Future losses, however, will depend on the duration and severity of the depression in oil prices. The Company will continue to manage risk by reducing and exiting energy relationships that no longer fit its credit profile and recording additional provision, as necessary.

The U.S. government has taken numerous actions through multiple stimulus packages, the most significant of which is the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act. The CARES Act was signed into law on March 27, 2020, and provides over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic. The CARES Act includes a range of other provisions designed to support the U.S. economy and mitigate the impact of COVID-19 on financial institutions and their customers, including through the authorization of various programs and measures that the U.S. Department of the Treasury, the Small Business Administration, the Federal Reserve Board, and other federal banking agencies may or are required to implement. Further, in response to the COVID-19 outbreak, the Federal Reserve Board has implemented or announced a number of facilities to provide emergency liquidity to various segments of the U.S. economy and financial markets. The Company has not participated as a borrower in any of the lending facilities created by the CARES Act for financial institutions as it believes it has adequate liquidity to fund ongoing operations.

Additionally, the CARES Act authorized the Small Business Administration (SBA) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (PPP). As a qualified SBA lender, the Company was automatically authorized to originate PPP loans. An eligible business can apply for a PPP loan up to the greater of: 2.5 times its average monthly “payroll costs;” or $10 million. PPP loans will have: an interest rate of 1.0%, a two-year loan term to maturity, and principal and interest payments deferred for six months from the date of disbursement. The SBA will guarantee 100% of the PPP loans made eligible to borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employees and compensation levels of the business are maintained and 75% of the loan proceeds are used for payroll expenses, with the remaining 25% of the loan proceeds used for other qualifying expenses. As of April 30, 2020, the Company had funded approximately $1.6 billion in PPP loans to over 6,700 customers. These loans have been funded by short-term advances from the FHLB and deposits, with the majority of funding coming from non-interest-bearing deposits. As of that date, the Company had received approximately 7,400 additional applications for up to $560 million of loans under the PPP.
Adoption of New Accounting Standard
On January 1, 2020, the Company adopted ASU No. 2016-13, Financial Instruments - Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments. ASC 326 replaced the incurred loss model for determining the allowance for credit losses with a current expected credit loss model for financial assets carried at amortized cost, including loans, leases, and loan commitments. ASC 326 requires recognition of lifetime expected credit losses that takes into consideration all available relevant information including details of past events, current conditions and reasonable and supportable forecasts of future economic conditions. The transition adjustment on January 1, 2020 resulted in an increase to the AECL of $82.3 million. The increase in the AECL at transition primarily related to required increases for residential mortgage loans to establish an estimate of lifetime expected credit losses for these longer dated loans, as well as an increase for non-owner-occupied real estate loans reflecting higher LGDs under the CECL model.

In March 2020, the U.S. banking agencies issued an interim final rule that became effective on March 31, 2020, and that provides banking organizations with an alternative option to delay for two years their estimates of the impact of CECL, relative to the incurred loss methodology, on regulatory capital, followed by a three-year transition period. As further described in Note 8 to the accompanying consolidated financial statements, the Company has elected to use this alternative option. The Company continues to anticipate that capital levels will be sufficient to meet all applicable regulatory capital requirements.
See Note 2, Recent Accounting Pronouncements, in the accompanying consolidated financial statements for additional discussion of the adoption of ASC 326.
Quarterly Financial Performance Summary
Highlights of the Company's financial performance for the first quarter of 2020 are discussed below compared to the results for the first quarter of 2019. Refer to the subsequent sections of MD&A for further detail.

•
Net income available to common shareholders for the quarter ended March 31, 2020 totaled $32.8 million, or $0.62 diluted EPS, compared to $96.5 million, or $1.75 diluted EPS, for the same period of 2019. Non-GAAP core EPS, which excludes merger-related costs and other items, was $0.67 for the first quarter of 2020 compared to $1.72 for the same period of 2019. Refer to Table 16 - Non-GAAP Measures in this MD&A for further information on non-GAAP items.

•
Net interest income was $230.3 million for the first quarter of 2020, a $20.1 million, or 8%, decrease compared to the same quarter of 2019. Net interest margin on a tax-equivalent basis decreased 42 basis points to 3.17% from 3.59%, primarily attributable to lower yields on loans and investment securities as well as lower average investment securities balances. Asset yields were unfavorably impacted by cuts to the target federal funds rate and the corresponding impact to LIBOR over the past 12 months.

•	Non-interest income increased $12.1 million, or 23%, to $64.7 million for the quarter ended March 31, 2020, primarily driven by higher mortgage income.

•
Non-interest expense for the first quarter of 2020 increased $18.7 million, or 12%, to $177.4 million compared to the same period of 2019, primarily from $5.5 million in credit valuation adjustments on customer derivatives and higher non-core expenses, primarily related to salaries and employee benefits. Non-interest expenses in the first quarter of 2019 were favorably impacted by interest received on refunds from the Company’s federal income tax filings.

•	Income tax expense decreased $18.2 million, or 60%, to $12.2 million for the quarter ended March 31, 2020, primarily as a result of lower income before income taxes.

•	Total assets at March 31, 2020 were $32.2 billion, up $526.5 million, or 2%, from December 31, 2019, primarily driven by organic loan growth.

•
Total loans and leases increased $520.1 million, or 2%, to $24.5 billion from December 31, 2019, driven by strong loan growth in the Corporate Asset Finance (equipment financing and leasing business) and Energy (reserve-based and midstream lending) groups, as well as in the Houston, New Orleans, and New York markets.

•
Effective January 1, 2020, the Company adopted the current expected credit loss (CECL) methodology for estimating its credit losses, which resulted in an $82.3 million increase in the allowance for expected credit losses, increasing the allowance coverage of total loans and leases from 0.68% to 1.02% upon adoption.

•
The Company recorded a provision for expected credit losses of $69.0 million for the quarter ended March 31, 2020, a $55.2 million increase from the provision recorded for the same period of 2019, primarily driven by the expected impact of the COVID-19 pandemic on future losses and to a much lesser extent the increase attributable to reserving for expected lifetime losses under CECL.

•
Credit quality remained strong. Non-performing assets to total assets were 0.60% at March 31, 2020 compared to 0.54% at December 31, 2019. Net charge-offs to average loans and leases on an annualized basis increased three basis points to 0.16% for the three months ended March 31, 2020 compared to 0.13% for the comparable 2019 period.

•
Total deposits increased $306.9 million, or 1%, to $25.5 billion at March 31, 2020, attributable to growth in demand deposits, including $309.1 million in non-interest-bearing deposit growth, offset by maturing time deposits. Deposit growth was strongest in the Palm Beach/Broward, Southwest Louisiana, Birmingham, and New Orleans markets, as well as the Energy group.

Pending Merger
As previously disclosed, on November 3, 2019, the Company entered into a merger agreement to combine with First Horizon in an all-stock merger of equals. On April 24, 2020, the Company received shareholder approval for the merger. The merger is expected to be completed in the second quarter of 2020, pending receipt of the remaining regulatory approvals and other customary closing conditions.
FINANCIAL OVERVIEW
The following table sets forth selected financial ratios and other relevant data used by management to analyze the Company's performance.
TABLE 1—SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

	As of and For the Three Months Ended March 31,
	2020	2019
Key Ratios (1)
Return on average assets	0.46%	1.32%
Core return on average assets (Non-GAAP) (2)	0.49	1.29
Return on average common equity	3.21	9.85
Core return on average tangible common equity (Non-GAAP) (2) (3)	5.53	15.03
Equity to assets at end of period	13.48	13.25
Earning assets to interest-bearing liabilities at end of period	143.60	142.25
Interest rate spread (4)	2.74	3.15
Net interest margin (TE) (4) (5)	3.17	3.59
Non-interest expense to average assets (annualized)	2.23	2.09
Efficiency ratio (6)	60.1	52.4
Core tangible efficiency ratio (TE) (Non-GAAP) (2) (3) (5) (6)	57.4	51.3
Common stock dividend payout ratio	75.3	24.3
Asset Quality Data
Non-performing assets to total assets at end of period (7)	0.60%	0.58%
Allowance for expected credit losses to non-performing loans and leases at end of period (7)	171.80	104.46
Allowance for expected credit losses to total loans and leases at end of period	1.24	0.69
Consolidated Capital Ratios
Tier 1 leverage ratio	9.93%	9.67%
Common equity tier 1 (CET1)	10.44	10.73
Tier 1 risk-based capital ratio	11.28	11.25
Total risk-based capital ratio	12.48	12.33

(1)	With the exception of end-of-period ratios, all ratios are based on average daily balances during the respective periods.

(2)	See Table 16 for GAAP to Non-GAAP reconciliations.

(3)	Tangible calculations eliminate the effect of goodwill and acquisition-related intangible assets and the corresponding amortization expense on a tax-effected basis where applicable.

(4)
Interest rate spread represents the difference between the weighted average yield on earning assets and the weighted average cost of interest-bearing liabilities. Net interest margin represents net interest income as a percentage of average earning assets.

(5)	Fully taxable equivalent (TE) calculations include the tax benefit associated with related income sources that are tax-exempt using a rate of 21%.

(6)	The efficiency ratio represents non-interest expense as a percentage of total revenues. Total revenues are the sum of net interest income and non-interest income.

(7)
Non-performing loans consist of non-accruing loans and accruing loans 90 days or more past due. Non-performing assets consist of non-performing loans and other real estate owned, including repossessed assets.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In preparing the consolidated financial statements and accompanying notes, management is required to apply significant judgment to various accounting, reporting and disclosure matters. Other than the items discussed below, there have been no changes to other critical accounting policies subsequent to December 31, 2019 as described in the Company’s 2019 Form 10-K.

Allowance for Expected Credit Losses

Effective January 1, 2020, the Company adopted ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326),” (ASC 326) which significantly changed the measurement of credit losses for certain financial instruments, such as loans and investment securities. See Note, 2, Recent Accounting Pronouncements, in the accompanying consolidated financial statements for a complete discussion of the adoption of ASC 326.  However, the allowance for expected credit losses (AECL) continues to be considered a critical accounting estimate based on the associated degree of judgment and complexity involved in establishing the estimate for credit losses and is described below.

The Company maintains the AECL at a level that management believes appropriate to absorb estimated lifetime credit losses, including losses associated with unfunded commitments.  The AECL includes three components: 1) a model-based component  using a probability of default (PD) and loss given default (LGD) methodology; 2) a qualitative component that accommodates for the imprecision of certain assumptions and inherent uncertainties in the model-based component; and 3) a specific reserve component for loans that must be individually assessed for impairment.  The following discusses the factors used to determine the AECL which have a significant impact on the determination of the AECL and require significant judgment and estimation by management:

•
Risk ratings assigned to individual commercial loans and unfunded credit commitments. All commercial loans are assigned a risk rating in accordance with the borrower’s financial strength which is used to assign a PD and LGD rating to the loan. The scorecards are prepared by various experienced individuals, such as underwriters, relationship managers or portfolio managers and are subject to periodic review by an internal team of credit specialists.

•
Forecasts of future economic conditions used in the model-based component of the AECL. Forecasts of future economic conditions are extremely complex and require a significant amount of judgment. The interdependencies of economic variables within a forecast increase the uncertainty inherently present in all forecasts. The Company uses multiple externally developed macroeconomic scenarios to establish a reasonable and supportable forecast that takes into consideration available information and assumptions regarding the evolution of the economy over time.  Forecasts of a stable economic environment produce lower estimates of expected credit losses than forecasts of slower near-term growth or with recessionary concerns.

•
Application of qualitative adjustments to the quantitative model-based component of the AECL. This reflects management’s judgment of risk for imprecision of certain assumptions and uncertainties inherent in the model-based component and considers model assumptions and performance, process risk, and other considerations.

Changes in the factors noted above or other factors may not occur at the same rate and may not be consistent across all geographies or product types. Additionally, changes in factors may be directionally inconsistent, such that improvements in one factor may offset deterioration in other factors. As a result, it is difficult to estimate how the overall AECL would be impacted by isolated changes in one factor.  It is also difficult to predict how changes in forecasts of future economic conditions or assumptions might affect borrower behavior or other factors management considers in estimating the AECL. Because significant judgment is used in the development of the AECL, it is possible that others performing similar analyses could reach different conclusions.

As a result of the deterioration in economic conditions caused by the COVID-19 pandemic during the first quarter of 2020 and the related increase in economic uncertainty, the Company updated the various forward-looking economic scenarios to be considered in the development of the AECL, taking into consideration possible economic outcomes of the COVID-19 pandemic, including the possibility of recessionary conditions.  These economic scenarios and the related impact on the AECL varied significantly as they considered this unprecedented freeze on commerce in the U.S. and the uncertainty surrounding the length of the COVID-19 pandemic. As an illustration of the effect of changes in estimates relating to the AECL, if the economic scenario previously referred to as "moderate recession" (as it existed as of March 31, 2020) were to be fully realized, it would result in an increase in the model-based component of the AECL of approximately $180 million.  However, the modeling of this scenario includes forecasts of certain macroeconomic variables at levels never before seen in modern history. Thus, modeled relationships between losses and economic variables, which are based on history, may be less reliable when applied to such scenarios. This illustration only represents the impact of changes on the model-based component of the AECL as of March 31, 2020 and does not consider qualitative changes in the AECL related to management judgment that might occur.

For further discussion of the AECL, see Note 1, Summary of Significant Accounting Policies, and Note 5, Allowance for Expected Credit Losses, to the consolidated financial statements.

Valuation of Goodwill

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
In light of the COVID-19 pandemic and its impact on macroeconomic conditions, the unprecedented economic uncertainty, and the significant declines in the Company's stock price and overall prices in the equity markets, management concluded that an interim quantitative test was necessary for all reporting units for the first quarter of 2020. The Company revised its fair value methodologies to include a higher weighting of the discounted cash flow method compared to market-based methods and updated key assumptions including discount rate. The Company factored in multiple economic scenarios, in an effort to take into account the current economic uncertainty, and determined that the estimated fair value of each reporting unit exceeded its carrying value. Therefore, the goodwill of each reporting unit was considered not to be impaired as of the testing date.
The goodwill impairment evaluation requires management to utilize significant judgments and assumptions which are based on the best information available at the time. Performing a sensitivity analysis is difficult given the current unprecedented and uncertain economic environment and the results of future impairment tests could vary in subsequent reporting periods if conditions differ substantially from the assumptions utilized in completing the evaluations. The excess of fair value over the carrying amount is narrow.  Any further deterioration in economic conditions or prolonged levels of depressed economic activity resulting from the COVID-19 pandemic could likely result in some level of goodwill impairment.

For additional information on goodwill, see Note 1, Summary of Significant Accounting Policies, in the Company's 2019 10-K and Note 6, Goodwill and Other Acquired Intangible Assets, to the accompanying consolidated financial statements.

RESULTS OF OPERATIONS
The Company reported net income available to common shareholders of $32.8 million and $96.5 million for the three months ended March 31, 2020 and 2019, respectively. EPS on a diluted basis was $0.62 for the first quarter of 2020 and $1.75 for the same period of 2019.
The following discussion provides additional information on the Company’s operating results for the three months ended March 31, 2020 and 2019, segregated by major income statement captions.
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
TABLE 2—QUARTERLY AVERAGE BALANCES, NET INTEREST INCOME AND INTEREST YIELDS / RATES

	Three Months Ended March 31,
	2020			2019
(in thousands)	Average Balance	Interest Income/Expense (1)	Yield/ Rate (TE)(2)	Average Balance	Interest Income/Expense (1)	Yield/ Rate (TE)(2)
Earning Assets:
Loans and leases:
Commercial loans and leases	$16,791,766	$188,063	4.52%	$15,253,655	$194,510	5.19%
Residential mortgage loans	4,800,131	50,457	4.20%	4,385,634	47,829	4.36%
Consumer and other loans	2,561,285	33,226	5.22%	2,960,397	42,540	5.83%
Total loans and leases	24,153,182	271,746	4.53%	22,599,686	284,879	5.11%
Mortgage loans held for sale	189,597	1,678	3.54%	95,588	1,054	4.41%
Investment securities(3)	4,035,469	25,402	2.56%	5,052,922	36,125	2.90%
Other earning assets	960,762	4,103	1.72%	533,745	4,026	3.06%
Total earning assets	29,339,010	302,929	4.17%	28,281,941	326,084	4.68%
Allowance for loan and lease losses	(231,914)			(140,915)
Non-earning assets	2,879,043			2,692,474
Total assets	$31,986,139			$30,833,500
Interest-bearing liabilities:
Deposits:
Interest-bearing demand deposits	$4,834,171	$9,962	0.83%	$4,458,634	$11,396	1.04%
Savings and money market accounts	9,930,353	31,244	1.27%	9,089,099	28,762	1.28%
Time deposits	4,149,574	22,470	2.18%	3,859,354	20,077	2.11%
Total interest-bearing deposits (4)	18,914,098	63,676	1.35%	17,407,087	60,235	1.40%
Short-term borrowings	226,665	266	0.47%	1,151,219	5,716	2.01%
Long-term debt	1,341,943	8,645	2.59%	1,463,862	9,649	2.67%
Total interest-bearing liabilities	20,482,706	72,587	1.43%	20,022,168	75,600	1.53%
Non-interest-bearing deposits	6,540,532			6,271,313
Non-interest-bearing liabilities	623,868			434,516
Total liabilities	27,647,106			26,727,997
Total shareholders’ equity	4,339,033			4,105,503
Total liabilities and shareholders’ equity	$31,986,139			$30,833,500
Net earning assets	$8,856,304			$8,259,773
Net interest income / Net interest spread		$230,342	2.74%		$250,484	3.15%
Net interest income (TE) / Net interest margin (TE) (1)		$231,653	3.17%		$251,833	3.59%

(1)	Interest income includes loan fees of $0.8 and $1.0 million for the three-month periods ended March 31, 2020 and 2019, respectively.

(2)	Fully taxable equivalent (TE) calculations include the tax benefit associated with related income sources that are tax-exempt using a rate of 21%.

(3)	Balances exclude unrealized gains or losses on securities available for sale and the impact of trade date accounting.

(4)	Total deposit costs for the three months ended March 31, 2020 and 2019 were 1.01% and 1.03%, respectively.

Net interest income decreased $20.1 million, or 8%, to $230.3 million in the first quarter of 2020 when compared to the same quarter of 2019. Tax equivalent net interest margin decreased 42 basis points to 3.17% from 3.59% when comparing the periods.
Interest income decreased $23.2 million in the first quarter of 2020 when compared to the same quarter of 2019, as the yield on average earnings assets decreased 51 basis points to 4.17% from 4.68% when comparing the periods. The decrease in yield was primarily attributable to a 58 basis point decrease in the yield on average loans and leases. This was partially offset by a $1.6 billion increase in the average balance of loans and leases driven by organic loan growth throughout the Company's footprint. The decrease in interest income was also attributable to a $1.0 billion decrease in the average balance of investment securities and a 34 basis point decrease in the respective yield when comparing the periods.
Interest expense decreased $3.0 million in the first quarter of 2020 when compared to the same quarter of 2019. Interest expense on borrowings decreased $6.5 million due to a $924.6 million decrease in the average balance on short-term borrowings from FHLB advance repayments and a 154 basis point decrease in the average rate paid when comparing the periods. This was partially offset by a $3.4 million increase in interest expense on deposits as the average balance on interest-bearing deposits increased $1.5 billion when compared to the first quarter of 2019. The average rate paid on interest-bearing deposits decreased 5 basis points when comparing the quarters.

Earning assets yields and funding costs were impacted by three FOMC target federal funds rate decreases of 25 basis points each in 2019 and a decrease of 150 basis points in March 2020 which lowered the target range to 0.00% to 0.25%.
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
TABLE 3 - SUMMARY OF CHANGES IN NET INTEREST INCOME

	Three months ended March 31, 2020 compared to March 31, 2019

	Change Attributable To
(in thousands)	Volume	Rate	Net Increase (Decrease)
Earning assets:
Loans and leases:
Commercial loans and leases	$19,741	$(26,188)	$(6,447)
Residential mortgage loans	4,403	(1,775)	2,628
Consumer and other loans	(4,932)	(4,382)	(9,314)
Mortgage loans held for sale	866	(242)	624
Investment securities	(6,748)	(3,975)	(10,723)
Other earning assets	2,047	(1,970)	77
Net change in income on earning assets	15,377	(38,532)	(23,155)
Interest-bearing liabilities:
Deposits:
Interest-bearing demand deposits	986	(2,420)	(1,434)
Savings and money market accounts	3,347	(865)	2,482
Time deposits	1,730	663	2,393
Borrowings	(3,917)	(2,537)	(6,454)
Net change in expense on interest-bearing liabilities	2,146	(5,159)	(3,013)
Change in net interest income	$13,231	$(33,373)	$(20,142)

Provision for Expected Credit Losses
The provision for expected credit losses represents the expense necessary to maintain the AECL at a level that in management's judgment is appropriate to absorb estimated lifetime expected credit losses, including losses associated with unfunded commitments, inherent in the portfolio at the balance sheet date. The provision for expected credit losses totaled $69.0 million for the first quarter of 2020, a $55.2 million, or 401%, increase compared to the same period in 2019. The increase in the provision reflects the projected impact of the COVID-19 pandemic on expected future losses and to a much lesser extent the increase attributable to reserving for expected lifetime losses under CECL. For additional information about general asset quality trends, see the Asset Quality section of this MD&A.
Non-interest Income
Non-interest income was $64.7 million for the three months ended March 31, 2020 compared to $52.5 million for the same period of 2019, a $12.1 million, or 23%, increase. The increase was primarily attributable to an $11.4 million increase in mortgage income which was favorably impacted by a $230.2 million increase in sales volume and an increase in the fair value of mortgage derivatives. Title income increased $0.7 million due to increases in title insurance and closing fee income. This was partially offset by a decrease of $0.5 million in commission income due to lower customer swap activity.
Non-interest Expense
Non-interest expense was $177.4 million for the first quarter of 2020, an increase of $18.7 million, or 12%, when compared to the same period of 2019. For the quarter, the Company's efficiency ratio was 60.1%, compared to 52.4% in the first quarter of 2019.
Other non-interest expense increased $8.7 million primarily from $5.5 million in credit valuation adjustments on customer derivatives during the first quarter of 2020. Other non-interest expense in the first quarter of 2019 was favorably impacted by interest received on refunds from the Company’s federal income tax filings.
Salaries and employee benefits increased $4.2 million, or 4%, when comparing the first quarter of 2020 to the same period of 2019, primarily driven by merit increases and an additional business day during the quarter. In addition, mortgage incentive expense was higher due to increased mortgage production.
The increase in impairment of long-lived assets and other losses was a result of $2.4 million in impairment related to mortgage servicing rights during the first quarter of 2020.
Net occupancy and equipment expense increased $1.4 million, primarily as a result of increases in rent, moving and merger-related expenses.
Income Taxes
The Company recorded income tax expense of $12.2 million for the three months ended March 31, 2020 and $30.3 million for the three months ended March 31, 2019, which resulted in an effective income tax rate of 25.1% and 23.3%, respectively. The decrease in income tax expense was primarily the result of lower taxable income before income taxes in the current period.

The Company's effective tax rate is impacted by state income taxes (net of federal income tax benefit), tax-exempt income, non-deductible expenses, and the recognition of tax credits. The effective tax rate may vary significantly due to fluctuations in the amount and source of pre-tax income, changes in amounts of non-deductible expenses, and timing of the recognition of tax credits.

The Company's federal tax returns for the years 2014 to 2017 are currently under audit by the Internal Revenue Service.
ANALYSIS OF FINANCIAL CONDITION
Loans and Leases
The Company had total loans and leases of $24.5 billion at March 31, 2020, an increase of $520.1 million, or 2%, from December 31, 2019. The increase was a result of legacy loan growth of $736.7 billion, or 4%, offset by pay-downs and pay-offs on acquired loans.

The Company believes its loan portfolio is diversified by product and geography throughout its footprint. Loan growth thus far in 2020 was strongest in the Corporate Asset Finance (equipment financing and leasing business) and Energy (primarily reserve-based and midstream lending) groups, as well as the Houston, New Orleans and New York markets. Loans in the Corporate Asset Finance group increased $172.1 million, or 22% since December 31, 2019. In the first three months of 2020, the Houston market grew loans $119.4 million, or 9%, the New Orleans market grew loans $96.7 million, or 4%, and the New York market grew loans $47.4 million, or 9%. The Energy group grew loans and leases $46.0 million, or 4%, thus far in 2020.
The Company’s loan to deposit ratio was 96% at March 31, 2020 and 95% at December 31, 2019. The percentage of fixed-rate loans to total loans was approximately 38% at both March 31, 2020 and December 31, 2019.
Loans and leases outstanding at March 31, 2020 and December 31, 2019 by portfolio segment and class are presented in the following table.
TABLE 4—SUMMARY OF LOANS

	March 31, 2020		December 31, 2019		$ Change	% Change
(in thousands)	Balance	Mix	Balance	Mix
Commercial loans and leases:
Real estate- construction	$1,322,627	5%	$1,321,663	6%	964	—
Real estate- owner-occupied	2,424,139	10	2,475,326	10	(51,187)	(2)
Real estate- non-owner-occupied	6,484,257	27	6,267,106	26	217,151	3
Commercial and industrial (1)	6,909,841	28	6,547,538	27	362,303	6
Total commercial loans and leases	17,140,864	70	16,611,633	69	529,231	3

Consumer and other loans:
Residential mortgage	4,849,119	20	4,739,075	20	110,044	2
Home equity	1,926,753	8	1,987,336	8	(60,583)	(3)
Other	624,896	2	683,455	3	(58,559)	(9)
Total consumer and other loans	7,400,768	30	7,409,866	31	(9,098)	—
Total loans and leases	$24,541,632	100%	$24,021,499	100%	520,133	2

(1)	Includes equipment financing leases
Commercial Loans and Leases
Total commercial loans and leases increased $529.2 million, or 3%, from December 31, 2019. Commercial loans and leases were 70% of the total portfolio at March 31, 2020 and 69% at December 31, 2019. Unfunded commitments on commercial loans including approved loan commitments not yet funded were $6.2 billion at March 31, 2020, a decrease of $340.5 million, or 5%, when compared to the end of 2019.

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

The commercial real estate portfolio is comprised of approximately 13% construction loans, 24% owner-occupied loans, and 63% non-owner-occupied loans as of March 31, 2020, relatively consistent with the portfolio mix at December 31, 2019. Commercial real estate loans increased $166.9 million, or 2%, during the first three months of 2020, from loan growth across multiple markets, primarily in the Houston, New Orleans, and Miami-Dade markets, which all had commercial real estate loan growth of over $50 million.

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
As of March 31, 2020, C&I loans and leases totaled $6.9 billion, a $362.3 million, or 6%, increase from December 31, 2019, primarily driven by growth in the Company's Corporate Asset Finance and Energy groups, which grew C&I loans $172.1 million and $45.6 million, respectively, thus far in 2020. Commercial and industrial loans and leases comprised 28% of the total portfolio at March 31, 2020 and 27% at December 31, 2019.
The following table details the Company’s commercial loans and leases by state.
TABLE 5—COMMERCIAL LOANS AND LEASES BY STATE OF ORIGINATION

(in thousands)	March 31, 2020	December 31, 2019	$ Change	% Change
Louisiana	$3,664,488	$3,586,091	78,397	2
Florida	4,875,938	4,802,565	73,373	2
Alabama	1,598,919	1,568,307	30,612	2
Texas (1)	2,917,050	2,780,641	136,409	5
Georgia	1,186,970	1,188,253	(1,283)	—
Arkansas	759,920	766,781	(6,861)	(1)
Tennessee	499,423	504,235	(4,812)	(1)
New York	143,770	110,503	33,267	30
South Carolina and North Carolina	224,657	210,014	14,643	7
Other (2)	1,269,729	1,094,243	175,486	16
Total	$17,140,864	$16,611,633	529,231	3

(1)	Texas loans include $1.3 billion and $1.2 billion in Energy group loans at March 31, 2020 and December 31, 2019, respectively.

(2)	Other loans include primarily equipment financing and corporate asset financing loans and leases, which the Company does not classify by state.
Consumer and Other Loans
The Company offers consumer loans in order to provide a full range of retail financial services to customers in the communities in which it operates. The Company originates substantially all of its consumer loans in its primary market areas.
Residential mortgage loans consist of loans to consumers to finance a primary or secondary residence. The vast majority of the residential mortgage loan portfolio is comprised of non-conforming 1-4 family mortgage loans secured by properties located in the Company's market areas and is originated under terms and documentation that permit their sale in a secondary market. The larger mortgage loans of current and prospective private banking clients are generally retained to enhance relationships, but also tend to be more profitable due to the expected shorter durations and relatively lower servicing costs associated with loans of this size. The Company does not originate or hold negative amortization, option ARM, or other exotic mortgage loans in its portfolio. The Company makes insignificant investments in loans that would be considered sub-prime (e.g., loans with a credit score of less than 620) in order to facilitate compliance with relevant Community Reinvestment Act regulations.
Total residential mortgage loans increased $110.0 million, or 2%, compared to December 31, 2019, primarily the result of growth in the Houston, New York, Dallas, Atlanta, and New Orleans markets, which all had growth over $10 million.

Home equity loans allow customers to borrow against the equity in their home and are secured by a first or second mortgage on the borrower’s residence. Home equity loans were $1.9 billion at March 31, 2020, a decrease of $60.6 million from December 31, 2019. Unfunded commitments related to home equity loans and lines were $1.0 billion at March 31, 2020, a decrease of $30.0 million, or 3%, from the end of 2019.
All other consumer loans, which consist of credit card loans, automobile loans and other personal loans, decreased $58.6 million, or 9%, from December 31, 2019, primarily from decreases in other personal loans and indirect automobile loans, a product that is no longer offered.
Additional information on the Company’s consumer loan portfolio is presented in the following tables. For the purposes of Table 7, unscoreable consumer loans have been included with loans with credit scores below 660. Credit scores reflect the most recent information available as of the dates indicated.
TABLE 6—CONSUMER AND OTHER LOANS BY STATE OF ORIGINATION

(in thousands)	March 31, 2020	December 31, 2019	$ Change	% Change
Louisiana	$1,538,831	$1,564,325	(25,494)	(2)
Florida	3,411,439	3,418,268	(6,829)	—
Alabama	434,969	434,327	642	—
Texas	624,719	581,754	42,965	7
Georgia	310,540	294,047	16,493	6
Arkansas	326,204	330,775	(4,571)	(1)
Tennessee	76,523	82,115	(5,592)	(7)
New York	410,197	396,092	14,105	4
South Carolina and North Carolina	11,154	8,102	3,052	38
Other (1)	256,192	300,061	(43,869)	(15)
Total	$7,400,768	$7,409,866	(9,098)	—

(1)	Other loans include primarily credit card and indirect consumer loans, which the Company does not classify by state.
TABLE 7—CONSUMER AND OTHER LOANS BY CREDIT SCORE

(in thousands)	March 31, 2020	December 31, 2019
Above 720	$4,617,815	$4,538,571
660-720	1,378,817	1,328,041
Below 660	1,404,136	1,543,254
Total	$7,400,768	$7,409,866
Impact of COVID-19 Pandemic
Due to the unprecedented economic disruption due to the COVID-19 pandemic, on March 27, 2020, the CARES Act was signed into law, which provides relief for small businesses.
Among other provisions, as part of this relief, the CARES Act established the Payroll Protection Program (PPP), intended to provide small businesses with eight weeks of cash flow assistance through loans that are fully guaranteed by the federal government. Loans funded under the PPP will be forgiven as long as the loan proceeds are used to cover payroll costs and most mortgage interest, rent, and utility costs over the eight-week period after the loan is funded and employee and compensation levels are maintained. Although loan terms are standard, the amount of the loan may vary by customer, but is limited by a $10 million cap. As of April 30, 2020, the Company had funded approximately $1.6 billion in PPP loans to over 6,700 customers. These loans have been funded by short-term advances from the FHLB and deposits, with the majority of funding coming from non-interest-bearing deposits. As of that date, the Company had received approximately 7,400 additional applications for up to $560 million of loans under the PPP.

In response to the COVID-19 pandemic, during the first quarter of 2020, the joint federal bank regulatory agencies issued an interagency statement that encouraged financial institutions to work with borrowers affected by COVID-19, specifically noting that the FDIC will not criticize financial institutions for prudent loan modifications and will not direct financial institutions to automatically categorize these COVID-19 related loan modifications as TDRs, as long as these modifications are short-term modifications made on a good faith basis. The Company continues to work with its affected customers, and in certain instances has deferred scheduled loan payments and/or loan maturities. As of April 30, 2020, almost 4,800 customers have requested these deferrals for $3.5 billion in loans. All of these deferrals are for loans due in 2020, and none of the deferrals exceed a period of six months.
In addition to these deferrals, the Company has funded loans with associated interest rate swap agreements, whereby the Company has advanced funds under the loan to fund interest payments on the swaps. As of April 30, 2020, there were approximately $525 million of these loans.
Certain industries have felt an immediate impact from social distancing measures implemented as a result of the pandemic. The Company has internally segmented its commercial loan and lease portfolio by immediacy and severity of impact, using a number of assumptions, to assess the risk of loss inherent in its portfolio. Certain industries are experiencing immediate severe disruption from various COVID-19-related impacts, including social distancing and a decline in commodity prices. Industries the Company has included in those immediately and severely impacted include hotels, lodging, and other traveler accommodation, restaurants and food service, retail, energy, and entertainment, among others. At March 31, 2020, approximately $4.4 billion, or 26%, of the Company's commercial loan and lease portfolio has been included in those industries immediately impacted and are most at risk of rating downgrades or default, and as a result are at an elevated risk of credit loss.
Due to uncertainty as to the length and magnitude of the COVID-19 pandemic, as well as uncertainty as to the success of the CARES Act and other stimulus packages on the restoration of normal economic conditions, the long-term impact of the COVID-19 pandemic on expected future losses and overall asset quality of the Company's loan and lease portfolio are subject to change from current expectations.
Mortgage Loans Held for Sale
Mortgage loans held for sale totaled $207.8 million at March 31, 2020, a decrease of $5.5 million, or 3%, from $213.4 million at year-end 2019, as sales have outpaced origination activity during the first quarter of 2020. The Company sells the majority of conforming mortgage loan originations in the secondary market rather than assume the interest rate risk associated with these longer term assets. Upon the sale, the Company retains servicing on a limited portion of these loans. Loans held for sale are primarily fixed-rate single-family residential mortgage loans under contracts to be sold in the secondary market. In most cases, loans in this category are sold within thirty days of closing. Buyers generally have recourse to return a purchased loan to the Company under limited circumstances.
See Note 1, Summary of Significant Accounting Policies, in the 2019 10-K for further discussion.
Investment Securities
Investment securities decreased $23.4 million, or 1%, since December 31, 2019 to $4.1 billion at March 31, 2020, primarily due to net principal payments, partially offset by increases in unrealized gains on the available-for-sale portfolio. Approximately 96% of the Company's investment portfolio is in AFS securities, which experience unrealized gains when interest rates fall. Investment securities approximated 13% of total assets at March 31, 2020 and December 31, 2019, respectively.
All of the Company's mortgage-backed securities were issued by government-sponsored enterprises at March 31, 2020 and December 31, 2019. The Company does not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, or structured investment vehicles, nor does it hold any private label collateralized mortgage obligations, subprime, Alt-A, sovereign debt, or second lien elements in its investment portfolio. At March 31, 2020 and December 31, 2019, the Company's investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.
Funds generated as a result of sales and prepayments of investment securities are used to fund loan growth and purchase other securities. The Company continues to monitor market conditions and take advantage of market opportunities with appropriate risk and return elements.

Asset Quality
The lending activities of the Company are governed by underwriting policies established by management and approved by the Board Risk Committee of the Board of Directors. For additional information on loan underwriting, loan origination, monitoring of loan payment performance, loan review, and the determination of past due and non-accrual status, as well as the Company's policies for recording payments received, placing loans and leases on non-accrual status, and the resumption of interest accrual on non-accruing loans and leases, see Note 1, Description of Business, Basis of Presentation, and Changes in Significant Accounting Policies, in the accompanying consolidated financial statements.
For commercial loans and leases, the Company utilizes regulatory classification ratings to monitor credit quality. For further discussion of regulatory classification ratings, see Note 5, Allowance for Expected Credit Losses And Credit Quality, to the unaudited consolidated financial statements. For consumer loans, the Company utilizes FICO scores to monitor credit quality as these are widely accepted measures of a borrowers risk of non-repayment over the life of a loan. These credit quality indicators are continually updated and monitored.
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

Prior to the adoption of ASC 326 on January 1, 2020, acquired loans that reflected credit deterioration since origination to the extent that it was probable that the Company would be unable to collect all contractually required payments were classified as purchased credit impaired loans, or “acquired impaired loans”. All other acquired loans were classified as purchased non-impaired loans, or “acquired non-impaired loans”. In accordance with ASC Topic 310-30, at the time of acquisition, acquired impaired loans were accounted for individually or aggregated into loan pools with similar characteristics. From these pools, the Company used certain loan information to estimate the expected cash flows for each loan pool. For acquired impaired loans, the expected cash flows at the acquisition date in excess of the fair value of loans were recorded as interest income over the life of the loans using a level yield method if the timing and amount of future cash flows was reasonably estimable. The adoption of ASC 326 resulted in a change in the accounting for purchased credit impaired loans, which are considered purchased credit deteriorated (PCD) loans under ASC 326. Prior to January 1, 2020, past due and non-accrual loan and lease amounts excluded PCD loans, even if contractually past due or if the Company did not expect to receive payment in full, as the Company was accreting interest income over the expected life of the loans. Accordingly, the asset quality measures at March 31, 2020 are not comparable to prior periods.

The following table sets forth the composition of the Company’s non-performing assets and TDRs for the periods indicated.
TABLE 8—NON-PERFORMING ASSETS AND TROUBLED DEBT RESTRUCTURINGS

(in thousands)	March 31, 2020	December 31, 2019	$ Change	% Change
Non-accrual loans and leases:
Commercial	$84,712	$76,287	8,425	11
Mortgage	48,067	34,833	13,234	38
Consumer and other	33,784	27,785	5,999	22
Total non-accrual loans and leases	166,563	138,905	27,658	20
Accruing loans and leases 90 days or more past due	10,963	3,257	7,706	237
Total non-performing loans and leases (1)	177,526	142,162	35,364	25
OREO and foreclosed property (2)	15,893	27,985	(12,092)	(43)
Total non-performing assets	193,419	170,147	23,272	14
Performing troubled debt restructurings (3)	68,113	67,972	141	—
Total non-performing assets and performing troubled debt restructurings	$261,532	$238,119	23,413	10
Non-performing loans and leases to total loans and leases (1)	0.72%	0.59%
Non-performing assets to total assets	0.60%	0.54%
Non-performing assets and performing troubled debt restructurings to total assets (2)	0.81%	0.75%
Allowance for expected credit losses to non-performing loans and leases	171.80%	114.82%
Allowance for expected credit losses to total loans and leases	1.24%	0.68%

(1)
Non-performing loans exclude acquired impaired loans, even if contractually past due or if the Company does not expect to receive payment in full, as the Company was currently accreting interest income over the expected life of the loans prior to January 1, 2020. Total non-performing assets at March 31, 2020 included $14.7 million in non-accrual loans and leases and $1.7 million in accruing loans and leases 90 days or more past due that are PCD loans.

(2)	There were no former bank properties held for development or resale at March 31, 2020 or December 31, 2019.

(3)
Performing troubled debt restructurings for March 31, 2020 and December 31, 2019 exclude $62.2 million and $64.9 million, respectively, in troubled debt restructurings that meet non-performing asset criteria.

Total non-performing assets increased $23.3 million, or 14%, compared to December 31, 2019, as non-performing loans and leases increased $35.4 million and OREO and foreclosed property decreased $12.1 million from the sale of multiple properties in the first three months of 2020. Non-performing loans and leases increased partially driven by the implementation of CECL which requires acquired impaired loans to be classified as non-accrual or past due based on performance. The increase was also driven by an increase in non-accrual mortgage and commercial loans, as a limited number of loans moved to non-accrual in 2020.
Potential Problem Loans
At March 31, 2020, the Company had $168.5 million of commercial loans and leases classified as substandard and $27.8 million of commercial loans classified as doubtful. Accordingly, the aggregate of the Company’s classified commercial loans was 0.61% of total assets and 1.15% of total commercial loans at March 31, 2020. At December 31, 2019, classified commercial loans totaled $158.5 million, or 0.50% of total assets, and 0.95% of total commercial loans. The increase from year-end 2019 was primarily driven by the downgrades of a limited number of larger commercial loans during 2020.

In addition to the problem loans described above, there were $96.9 of commercial loans classified as special mention at March 31, 2020, which in management’s opinion were subject to potential future rating downgrades. Special mention loans have potential weaknesses that, if left uncorrected, may result in deterioration of the Company's credit position at some future date. Special mention loans decreased $30.8 million, or 24%, from year-end 2019, and were 0.57% of total commercial loans at March 31, 2020 and 0.77% at December 31, 2019.
Past Due and Non-accrual Loans
Past due status is based on the contractual terms of loans. Total past due and non-accrual loans were 1.05% of total loans and leases at March 31, 2020 compared to 0.88% at December 31, 2019. Additional information on past due loans and leases is presented in the following table.
TABLE 9—PAST DUE AND NON-ACCRUAL LOAN SEGREGATION (1)

	March 31, 2020		December 31, 2019
(in thousands)	Amount	% of Outstanding Balance	Amount	% of Outstanding Balance	$ Change	% Change
Accruing loans and leases
30-59 days past due	$62,372	0.25	$44,119	0.19	18,253	41
60-89 days past due	18,330	0.07	24,085	0.10	(5,755)	(24)
90-119 days past due	9,023	0.04	2,217	0.01	6,806	307
120 days past due or more	1,940	0.01	1,040	—	900	87
	91,665	0.37	71,461	0.30	20,204	28
Non-accrual loans and leases	166,563	0.68	138,905	0.58	27,658	20
Total past due and non-accrual loans and leases	$258,228	1.05	$210,366	0.88	47,862	23

(1)
Prior to January 1, 2020, past due and non-accrual loan amounts exclude PCD loans, even if contractually past due, or if the Company did not expect to receive payment in full, as the Company was accreting interest income over the expected life of the loans.

Total past due and non-accrual loans and leases increased $47.9 million from December 31, 2019 to $258.2 million at March 31, 2020. The implementation of CECL requires purchased credit deteriorated loans to be classified as non-accrual or past due based on performance, resulting in a $14.7 million increase in non-accrual loans and a $5.6 million increase in accruing loans past due more than 30 days. The remaining increases were a result of the movement of a limited number of loans to non-accrual and accruing past due during the first quarter of 2020.
Of the total accruing past due loans, 68% were past due less than 60 days compared to 62% at year-end 2019, and 88% were past due less than 90 days compared to 95% at year-end 2019.
Allowance for Expected Credit Losses
The AECL represents management’s best estimate of lifetime expected credit losses, including losses associated with unfunded commitments, inherent at the balance sheet date. Determination of the AECL involves a high degree of complexity and requires significant judgment. Several factors are taken into consideration in the determination of the overall AECL, including but not limited to past events, current conditions, and reasonable and supportable forecasts of future economic conditions. Based on facts and circumstances available, management of the Company believes that the AECL was appropriate at March 31, 2020 to cover future expected credit losses over the life of the Company’s loan and lease portfolio. However, future adjustments to the allowance may be necessary, and the results of operations could be adversely affected, if circumstances differ substantially from the assumptions used by management in determining the AECL. See “Application of Critical Accounting Policies and Estimates” included in MD&A, Note 1, Description of Business, Basis of Presentation, and Changes in Significant Accounting Policies, Note 2, Recent Accounting Pronouncements, and Note 5, Allowance for Expected Credit Losses and Credit Quality, to the unaudited consolidated financial statements, for more information.

The following table sets forth the activity in the Company’s AECL for the three-month periods ended March 31, 2020 and 2019.
TABLE 10—SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR CREDIT LOSSES

(in thousands)	March 31, 2020	March 31, 2019
Allowance for loan and lease losses at beginning of period	$146,588	$140,571
Transition adjustment for ASC 326	83,194	—
Allowance for loan and lease losses, as adjusted	229,782	140,571
Provision for loan and lease losses	66,431	12,612
Transfer of balance to OREO and other	—	(2,885)
Charge-offs	(12,119)	(8,918)
Recoveries	2,591	1,586
Allowance for loan and lease losses at end of period	$286,685	$142,966

Reserve for unfunded commitments at beginning of period	16,637	14,830
Transition adjustment for ASC 326	(875)	—
Reserve for unfunded lending commitments, as adjusted	15,762	14,830
Provision for unfunded lending commitments	2,540	1,151
Reserve for unfunded lending commitments at end of period	18,302	15,981
Allowance for expected credit losses at end of period	$304,987	$158,947
The AECL totaled $305.0 million at March 31, 2020 compared to $163.2 million at December 31, 2019. The AECL was 1.24% of total loans and leases at March 31, 2020 and 0.68% at December 31, 2019. The Company adopted ASC 326 on January 1, 2020 which resulted in an $82.3 million increase in the AECL. Additionally, the AECL increased as a result of higher expected credit losses in future periods, including those as a result of the COVID-19 pandemic.
Net charge-offs during the three months ended March 31, 2020 were $9.5 million, an increase of $2.2 million from the comparable 2019 period. Net charge-offs were 0.16% of average loans and leases on an annualized basis for the three months ended March 31, 2020 compared to 0.13% for the comparable 2019 period. The provision for loan and lease losses covered 697% and 172% of net charge-offs for the first three months of 2020 and 2019, respectively.
At March 31, 2020 and December 31, 2019, the ALLL covered 161% and 103% of total non-performing loans and leases, respectively.
FUNDING SOURCES
Deposits are the Company's principal source of funds for use in lending and other business purposes. The Company attracts local deposit accounts by offering a wide variety of products, competitive interest rates and convenient branch office locations and service hours, as well as online banking services at www.iberiabank.com and www.virtualbank.com. The Company's continued focus on increasing core deposits has been accomplished through the development of client relationships and, in the past, through acquisitions. Short-term and long-term borrowings are also important funding sources for the Company. Other funding sources include subordinated debt and shareholders’ equity. Refer to the Liquidity and Other Off-Balance Sheet Activities section of this MD&A for further discussion of the Company’s sources and uses of funding. The following discussion highlights the major changes in the mix of deposits and other funding sources during the first three months of 2020.

Deposits
Total deposits increased $306.9 million, or 1%, to $25.5 billion at March 31, 2020, from $25.2 billion at December 31, 2019.The following table sets forth the composition of the Company’s deposits as of the dates indicated.
TABLE 11—DEPOSIT COMPOSITION BY PRODUCT

	March 31, 2020		December 31, 2019
(in thousands)	Ending Balance	Mix	Ending Balance	Mix	$ Change	% Change
Non-interest-bearing deposits	$6,628,901	26%	$6,319,806	25%	309,095	5
Interest-bearing demand deposits	5,046,434	20	4,821,252	19	225,182	5
Money market accounts	9,305,923	36	9,121,283	36	184,640	2
Savings accounts	703,862	3	683,366	3	20,496	3
Time deposits	3,841,117	15	4,273,642	17	(432,525)	(10)
Total deposits	$25,526,237	100%	$25,219,349	100%	306,888	1
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
The Company also enters into repurchase agreements to facilitate customer transactions that are accounted for as secured borrowings. These transactions typically involve the receipt of deposits from customers that the Company collateralizes with its investment portfolio. Repurchase agreements had an average rate of 44.7 basis points as of March 31, 2020.
Total short-term borrowings increased $186.5 million, or 91%, from December 31, 2019, to $390.7 million at March 31, 2020, primarily due to additional short-term FHLB advances made in the first quarter of 2020. On a period-end basis, short-term borrowings were 1% of total liabilities and 23% of total borrowings at March 31, 2020 compared to 1% and 13%, respectively, at December 31, 2019.
On a quarter-to-date average basis, short-term borrowings decreased $924.6 million, or 80%, compared to the first quarter of 2019 and were 1% of total liabilities and 14% of total borrowings in the first quarter of 2020, compared to 4% and 44%, respectively, during the same period of 2019.
Long-term Debt
Long-term debt decreased $55.5 million, or 4%, from December 31, 2019, to $1.3 billion at March 31, 2020, primarily due to advance repayments on long-term FHLB advances. On a period-end basis, long-term debt was 5% of total liabilities at March 31, 2020 and December 31, 2019, respectively.
On a quarter-to-date average basis, long-term debt decreased to $1.3 billion in the first quarter of 2020, $121.9 million, or 8%, lower than the first quarter of 2019, and were 5% of total liabilities in the first quarter of 2020 and 2019.
Long-term debt at March 31, 2020 included $1.1 billion in fixed-rate advances from the FHLB of Dallas that cannot be prepaid without incurring substantial penalties. The remaining debt consisted of $120.1 million of the Company’s junior subordinated debt and $35.0 million in notes payable on investments in new market tax credit entities.
CAPITAL RESOURCES

Shareholders' Equity

Shareholders' equity increased $10.4 million during the first three months of 2020. The increase in shareholders' equity during the period was attributable to an increase in accumulated other comprehensive income of $66.4 million, primarily resulting from unrealized gains on the Company's available-for-sale securities portfolio, and undistributed income of $8.1 million. These increases in shareholders' equity were partially offset by a $67.6 million transition adjustment related to the adoption of the CECL methodology.

The Company's quarterly dividend to common shareholders was $0.47 per common share in the first quarter of 2020 compared to $0.43 in the first quarter of 2019, a 9% increase. The dividend payout ratio was 75.3% for the first quarter of 2020 compared to 24.3% in 2019. The increase was the result of both a higher dividend paid and lower income available to common shareholders.
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
At March 31, 2020 and December 31, 2019, the Company exceeded all required regulatory capital ratios, and the regulatory capital ratios of IBERIABANK were in excess of the levels established for “well-capitalized” institutions, as shown in the following table.
In response to the COVID-19 pandemic, during the first quarter of 2020, the joint federal bank regulatory agencies issued an interim final rule that allows financial institutions to mitigate the effects of the adoption of CECL on regulatory capital. Because the Company adopted CECL as of January 1, 2020, it has elected to mitigate the estimated cumulative effects of adoption on regulatory capital for two years, after which the effects of adoption will be phased-in over a three-year period from January 1, 2022 through December 31, 2024. Under the interim final rule, the adjustments to regulatory capital that are deferred until the phase-in period include both the initial impact of the adoption of CECL at January 1, 2020 on retained earnings, as well as 25% of the subsequent change in the Company's total allowance for expected credit losses during each three-month period of the two-year period ending December 31, 2021. Capital amounts and ratios at March 31, 2020 in the table below reflect the adoption of the CECL regulatory capital adjustment.
TABLE 12—REGULATORY CAPITAL RATIOS

Ratio	Entity	Well- Capitalized Minimums	March 31, 2020	December 31, 2019
			Actual	Actual
Tier 1 Leverage	IBERIABANK Corporation	N/A	9.93%	9.90%
	IBERIABANK	5.00%	9.82	9.69
Common Equity Tier 1 (CET1)	IBERIABANK Corporation	N/A	10.44	10.52
	IBERIABANK	6.50%	11.16	11.14
Tier 1 Risk-Based Capital	IBERIABANK Corporation	N/A	11.28	11.38
	IBERIABANK	8.00%	11.16	11.14
Total Risk-Based Capital	IBERIABANK Corporation	N/A	12.48	12.43
	IBERIABANK	10.00%	11.94	11.76
Minimum capital ratios are subject to a capital conservation buffer. In order to avoid limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers, an institution must hold a capital conservation buffer above its minimum risk-based capital requirements. This capital conservation buffer is calculated as the lowest of the differences between the actual CET1 ratio, Tier 1 Risk-Based Capital Ratio, and Total Risk-Based Capital ratio and the corresponding minimum ratios. At March 31, 2020, the required minimum capital conservation buffer was 2.50%. At March 31, 2020, the capital conservation buffers of the Company and IBERIABANK were 4.48% and 3.94%, respectively.
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

The primary sources of funds for the Company are deposits and borrowings. Other sources of funds include repayments and maturities of loans and investment securities, securities sold under agreements to repurchase, and, to a lesser extent, off-balance sheet borrowing availability. Time deposits scheduled to mature in one year or less at March 31, 2020 totaled $3.4 billion. Based on past experience, management believes that a significant portion of maturing deposits will remain with the Company. Additionally, the majority of the investment securities portfolio is classified as available for sale, which provides the ability to liquidate unencumbered securities as needed. Of the $4.1 billion in the investment securities portfolio, $1.7 billion is unencumbered and $2.4 billion has been pledged to support repurchase transactions, public funds deposits and certain long-term borrowings. Due to the relatively short implied duration of the investment securities portfolio, the Company has historically experienced consistent cash inflows on a regular basis. Securities cash flows are highly dependent on prepayment speeds and could change materially as economic or market conditions change.
Scheduled cash flows from the amortization and maturities of loans and securities are relatively predictable sources of funds. Conversely, deposit flows, prepayments of loans and securities, and draws on customer letters and lines of credit are greatly influenced by general interest rates, economic conditions, competition, and customer demand. The FHLB of Dallas provides an additional source of liquidity to make funds available for general requirements and also to assist with the variability of less predictable funding sources. At March 31, 2020, the Company had $1.3 billion in outstanding FHLB advances, $218.0 million of which was short-term and $1.1 billion that was long-term. Additional FHLB borrowing capacity available at March 31, 2020 amounted to $8.0 billion. At March 31, 2020, the Company also had various funding arrangements with the Federal Reserve discount window and commercial banks providing up to $606.0 million in the form of federal funds and other lines of credit. At March 31, 2020, there were no balances outstanding on these lines and all of the funding was available to the Company.
Liquidity management is both a daily and long-term function of business management. The Company manages its liquidity with the objective of maintaining sufficient funds to respond to the predicted needs of depositors and borrowers and to take advantage of investments in earning assets and other earnings enhancement opportunities. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Company maintains a strategy of investing in various lending and investment security products. The Company uses its sources of funds primarily to fund loan commitments and meet its ongoing commitments associated with its operations. The Company has adequate availability of funds from deposits, borrowings, repayments and maturities of loans and investment securities to provide the Company additional working capital if needed. Additionally, on March 15, 2020, in response to the COVID-19 pandemic, the Federal Reserve Board reduced reserve requirements for insured depository institutions to zero percent, which further increased the Company's available liquidity. Based on its available cash at March 31, 2020 and current deposit modeling, the Company believes it has adequate liquidity to fund ongoing operations as it enters a period of uncertain economic conditions related to COVID-19. The Company will continue to closely monitor liquidity as economic conditions change.
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
ASSET/LIABILITY MANAGEMENT, MARKET RISK AND COUNTERPARTY CREDIT RISK
The principal objective of the Company’s asset and liability management function is to evaluate the Company's interest rate risk included in certain balance sheet accounts, determine the appropriate level of risk given the Company’s business focus, operating environment, capital and liquidity requirements, and performance objectives, establish prudent asset concentration guidelines and manage the risk consistent with Board-approved guidelines. Through such management, the Company seeks to reduce the vulnerability of its operations to changes in interest rates. The Company’s actions in this regard are taken under the guidance of the Asset and Liability Committee. The Asset and Liability Committee reviews, among other things, the sensitivity of the Company’s assets and liabilities to interest rate changes, local and national market conditions, and interest rates. As part of this review, the Asset and Liability Committee generally reviews the Company’s liquidity, cash flow needs, composition of investments, deposits, borrowings, and capital position.

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
The Company’s interest rate risk model indicates that the Company is asset sensitive in terms of interest rate sensitivity. Based on the Company’s interest rate risk model at March 31, 2020, the table below illustrates the impact of an immediate and sustained 100 and 200 basis point increase or decrease in interest rates on net interest income over the next twelve months.
TABLE 13—INTEREST RATE SENSITIVITY

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+200	4.9%
+100	3.8%
-100	-6.3%
-200	-3.2%
The influence of using the forward curve as of March 31, 2020 as a basis for projecting the interest rate environment would approximate a 4.8% decrease in net interest income over the next 12 months. The computations of interest rate risk shown above are performed on a static balance sheet and do not necessarily include certain actions that management may undertake to manage this risk in response to unanticipated changes in interest rates and other factors including shifts in deposit behavior.
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
The FOMC of the FRB, in an attempt to stimulate the overall economy, has, among other things, kept interest rates low through its targeted federal funds rate. In March 2020, in response to the COVID-19 pandemic, its effect on economic activity in the near term and the risk it poses to the economic outlook, the FOMC lowered the target range for the federal funds rate 150 basis points to 0.00% to 0.25%. The FOMC expects to maintain this target range until it is confident that the economy has weathered recent events and is on track to achieve its maximum employment and price stability goals. Maintaining the current level of the federal funds rate could cause overall interest rates to fall, which may negatively impact financial performance from greater borrower refinancing incentives. Increases in the federal funds rate and the unwinding of its balance sheet could cause overall interest rates to rise, which may negatively impact the U.S. real estate markets and affect deposit growth and pricing. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of collateral securing loans, which could negatively affect our financial performance.

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

The table below presents the Company’s anticipated repricing of loans and investment securities over the next four quarters.
TABLE 14—REPRICING OF CERTAIN EARNING ASSETS (1)

(in thousands)	2Q 2020	3Q 2020	4Q 2020	1Q 2021	Total less than one year
Investment securities	$536,908	$317,277	$303,271	$241,952	$1,399,408
Fixed rate loans	850,779	688,231	631,080	602,788	2,772,878
Variable rate loans	12,022,412	463,435	390,681	342,923	13,219,451
Total	$13,410,099	$1,468,943	$1,325,032	$1,187,663	$17,391,737
(1) Amounts include expected maturities, scheduled paydowns, expected prepayments, and loans subject to caps and floors and exclude the repricing of assets from prior periods, as well as non-accrual loans and market value adjustments.

As part of its asset/liability management strategy, the Company has generally seen greater levels of loan originations with adjustable or variable rates of interest in commercial and consumer loan products, which typically have shorter terms than residential mortgage loans. The majority of fixed-rate, long-term, agency-conforming residential loans are sold in the secondary market to avoid bearing the interest rate risk associated with longer duration assets in the current rate environment. However, the Sabadell and Gibraltar acquisitions brought a considerable amount of jumbo, non-agency-conforming residential mortgage loan exposure onto the balance sheet, both fixed rate and variable rate in nature, which has increased the overall duration of the portfolio. As of March 31, 2020, $15.3 billion, or 62%, of the Company’s total loan portfolio had variable interest rates, of which $3.0 billion, or 20%, had an expected repricing date beyond the next four quarters. The Company had no significant concentration to any single borrower or industry segment at March 31, 2020.
The Company’s strategy with respect to liabilities in recent periods has been to emphasize transaction accounts, particularly non-interest or low interest-bearing transaction accounts, which are significantly less sensitive to changes in interest rates. At March 31, 2020, 85% of the Company’s deposits were in transaction and limited-transaction accounts, compared to 83% at December 31, 2019. Non-interest-bearing transaction accounts were 26% of total deposits at March 31, 2020, compared to 25% of total deposits at December 31, 2019.
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

The table below presents the Company’s anticipated repricing of liabilities over the next four quarters.
TABLE 15—REPRICING OF LIABILITIES (1)

(in thousands)	2Q 2020	3Q 2020	4Q 2020	1Q 2021	Total less than one year
Time deposits	$1,413,567	$1,018,747	$544,535	$441,557	$3,418,406
Short-term borrowings	390,747	—	—	—	390,747
Long-term debt	240,645	150,430	256,784	50,335	698,194
Total	$2,044,959	$1,169,177	$801,319	$491,892	$4,507,347
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

Non-GAAP Measures
This discussion and analysis contains financial information determined by methods other than in accordance with GAAP. The Company’s management uses these non-GAAP financial measures in their analysis of the Company’s performance. Non-GAAP measures include, but are not limited to, descriptions such as core, tangible, and pre-tax pre-provision. These measures typically adjust GAAP performance measures to exclude the effects of the amortization of intangibles and include the tax benefit associated with revenue items that are tax-exempt, as well as adjust income available to common shareholders for certain significant activities or transactions that, in management’s opinion, can distort period-to-period comparisons of the Company’s performance. Transactions that are typically excluded from non-GAAP performance measures include realized and unrealized gains/losses on former bank owned real estate, realized gains/losses on securities, income tax gains/losses, merger-related charges and recoveries, litigation charges and recoveries, and debt repayment penalties. Management believes presentations of these non-GAAP financial measures provide useful supplemental information that is essential to a proper understanding of the operating results of the Company’s core businesses. These non-GAAP disclosures should not be viewed as a substitute for operating results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. Reconciliations of GAAP to non-GAAP disclosures are presented in Table 16. The Company is unable to estimate GAAP EPS guidance without unreasonable efforts due to the nature of one-time or unusual items that cannot be predicted, and therefore has not provided this information under Regulation S-K Item 10(e)(1)(i)(B).
TABLE 16—RECONCILIATIONS OF NON-GAAP FINANCIAL MEASURES

	Three Months Ended
	March 31, 2020			March 31, 2019
(in thousands, except per share amounts)	Pre-tax	After-tax	Per share (2)	Pre-tax	After-tax	Per share (2)
Net income	$48,600	$36,425	$0.69	$130,477	$100,131	$1.82
Less: Preferred stock dividends	—	3,598	0.07	—	3,598	0.07
Income available to common shareholders (GAAP)	$48,600	$32,827	$0.62	$130,477	$96,533	$1.75

Non-interest expense adjustments (1):
Merger-related expense	2,734	2,157	0.04	(334)	(254)	—
Hazard-related expense	281	213	—	—	—	—
Compensation-related expense	—	—	—	(9)	(7)	—
Impairment of long-lived assets, net of (gain) loss on sale	(4)	(3)	—	986	749	0.01
Other non-core non-interest expense	—	—	—	(3,129)	(2,378)	(0.04)
Total non-interest expense adjustments	3,011	2,367	0.04	(2,486)	(1,890)	(0.03)
Income tax expense (benefit) - other	—	241	0.01	—	—	—
Core earnings (Non-GAAP)	51,611	35,435	0.67	127,991	94,643	1.72
Provision for expected credit losses (1)	68,971	52,418		13,763	10,460
Pre-provision earnings, as adjusted (Non-GAAP)	$120,582	$87,853		$141,754	$105,103

(1)	Excluding preferred stock dividends and merger-related expense, after-tax amounts are calculated using a tax rate of 24%, which approximates the marginal tax rate.

(2)	Diluted per share amounts may not appear to foot due to rounding.

	As of and For the Three Months Ended March 31,
(in thousands)	2020	2019
Net interest income (GAAP)	$230,342	$250,484
Taxable equivalent benefit	1,311	1,349
Net interest income (TE) (Non-GAAP) (1)	$231,653	$251,833

Non-interest income (GAAP)	$64,656	$52,509
Taxable equivalent benefit	484	478
Non-interest income (TE) (Non-GAAP) (1)	65,140	52,987
Taxable equivalent revenues (Non-GAAP) (1)	296,793	304,820
Securities (gains) losses and other non-core non-interest income	—	—
Core taxable equivalent revenues (Non-GAAP) (1)	$296,793	$304,820

Total non-interest expense (GAAP)	$177,427	$158,753
Less: Intangible amortization expense	4,187	5,009
Tangible non-interest expense (Non-GAAP) (2)	173,240	153,744
Less: Merger-related expense	2,734	(334)
Hazard-related expense	281	—
Compensation-related expense	—	(9)
Impairment of long-lived assets, net of (gain) loss on sale	(4)	986
Other non-core non-interest expense	—	(3,129)
Core tangible non-interest expense (Non-GAAP)(2)	$170,229	$156,230

Average assets (GAAP)	$31,986,139	$30,833,500
Less: Average intangible assets, net	1,295,180	1,313,368
Total average tangible assets (Non-GAAP) (2)	$30,690,959	$29,520,132

Total shareholders’ equity (GAAP)	$4,347,107	$4,141,831
Less: Goodwill and other intangibles	1,292,910	1,310,458
Preferred stock	228,485	132,097
Tangible common equity (Non-GAAP) (2)	$2,825,712	$2,699,276

Average shareholders’ equity (GAAP)	$4,339,033	$4,105,503
Less: Average preferred equity	228,485	132,097
Average common equity	4,110,548	3,973,406
Less: Average intangible assets, net	1,295,180	1,313,368
Average tangible common shareholders’ equity (Non-GAAP) (2)	$2,815,368	$2,660,038

Return on average assets (GAAP)	0.46%	1.32%
Effect of non-core revenues and expenses	0.03	(0.03)
Core return on average assets (Non-GAAP)	0.49%	1.29%

Return on average common equity (GAAP)	3.21%	9.85%
Effect of non-core revenues and expenses	0.26	(0.19)
Core return on average common equity (Non-GAAP)	3.47%	9.66%
Effect of intangibles (2)	2.06	5.37
Core return on average tangible common equity (Non-GAAP) (2)	5.53%	15.03%

Efficiency ratio (GAAP)	60.1%	52.4%
Effect of tax benefit related to tax-exempt income	(0.3)	(0.3)
Efficiency ratio (TE) (Non-GAAP) (1)	59.8%	52.1%
Effect of amortization of intangibles	(1.3)	(1.6)

Effect of non-core items	(1.1)	0.8
Core tangible efficiency ratio (TE) (Non-GAAP) (1) (2)	57.4%	51.3%

Total assets (GAAP)	$32,239,983	$31,260,189
Less: Goodwill and other intangibles	1,292,910	1,310,458
Tangible assets (Non-GAAP) (2)	$30,947,073	$29,949,731
Tangible common equity ratio (Non-GAAP) (2)	9.13%	9.01%

Cash Yield:
Earning assets average balance (GAAP)	$29,339,010	$28,281,941
Add: Adjustments	94,709	136,415
Earning assets average balance, as adjusted (Non-GAAP)	$29,433,719	$28,418,356

Net interest income (GAAP)	$230,342	$250,484
Add: Adjustments	(7,338)	(10,881)
Net interest income, as adjusted (Non-GAAP)	$223,004	$239,603

Yield, as reported	3.17%	3.59%
Add: Adjustments	(0.11)	(0.17)
Yield, as adjusted (Non-GAAP)	3.06%	3.42%
(1) Fully taxable-equivalent (TE) calculations include the tax benefit associated with related income sources that are tax-exempt using a rate of 21%.
(2) Tangible calculations eliminate the effect of goodwill and acquisition-related intangibles and the corresponding amortization expense on a tax-effected basis where applicable.

Glossary of Defined Terms

Term	Definition
2019 10-K	Annual Report on Form 10-K for the year ended December 31, 2019
AECL	Allowance for expected credit losses
Acquired loans	Loans acquired in a business combination
AFS	Securities available for sale
ALCO	Asset and Liability Committee
ALLL	Allowance for loan and lease losses
AOCI	Accumulated other comprehensive income (loss)
ARRC	Alternative Reference Rates Committee
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CECL	Current expected credit loss
C&I	Commercial and Industrial loans
CEO	Chief Executive Officer
CET1	Common Equity Tier 1 Capital defined by Basel III capital rules
CFO	Chief Financial Officer
CRA	Community Reinvestment Act
Company	IBERIABANK Corporation and Subsidiaries
DOJ	Department of Justice
EPS	Earnings per common share
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
First Horizon	First Horizon National Corporation
FOMC	Federal Open Market Committee
FRB	Board of Governors of the Federal Reserve System
GAAP	Accounting principles generally accepted in the United States of America
Gibraltar	Gibraltar Private Bank & Trust Co.
GSE	Government-sponsored enterprises
HTM	Securities held-to-maturity
HUD	U.S. Department of Housing and Urban Development
IBERIABANK	Banking subsidiary of IBERIABANK Corporation
IBKC	IBERIABANK Corporation
MD&A	Management's Discussion and Analysis
Legacy loans	Loans that were originated directly or otherwise underwritten by the Company
LIBOR	London Interbank Borrowing Offered Rate
LTC	Lenders Title Company
LGD	Loss given default
NASDAQ	National Association of Securities Dealers, Inc. Automated Quotation Composite Index
Non-GAAP	Financial measures determined by methods other than in accordance with GAAP
OCI	Other comprehensive income
OREO	Other real estate owned
OTTI	Other than temporary impairment
Parent	IBERIABANK Corporation
PCD	Purchase credit deteriorated
PD	Probability of default
PPP	Paycheck Protection Program

ROU	Right-of-Use
RRP	Recognition and Retention Plan
Sabadell United	Sabadell United Bank, N.A.
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
TE	Fully taxable equivalent
TDR	Troubled debt restructuring
U.S.	United States of America
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risk are presented at December 31, 2019 in Part II, Item 7A of the 2019 10-K, filed with the Securities and Exchange Commission on March 2, 2020. Additional information at March 31, 2020 is included herein under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
Item 4. Controls and Procedures
An evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2020 was carried out under the supervision, and with the participation of, the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”).

While the Company has incorporated certain new controls related to the final adoption of ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments into our existing internal control environment, there was no change in internal control over financial reporting that occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Part II. Other Information
Item 1. Legal Proceedings
See the "Legal Proceedings" section of Note 13, Commitments and Contingencies of the Notes to the Unaudited Consolidated Financial Statements, incorporated herein by reference.
Item 1A. Risk Factors
For information regarding risk factors that could affect the Company's results of operations, financial condition and liquidity, see the risk factors disclosed in the "Risk Factors" section of the Company's 2019 10-K, filed with the Securities and Exchange Commission on March 2, 2020.

The risk factors below relate to the COVID-19 pandemic and are in addition to the risk factors previously disclosed in the Company's 2019 10-K.

The recent global COVID-19 pandemic has coincided with periods of significant volatility in financial, commodities (including oil and gas) and other markets, has adversely affected the Company’s ability to conduct normal business, has adversely affected our customers, and is likely to harm the businesses and future results of operations of the Company.

In December 2019, a coronavirus (COVID-19) was reported in China, and has since spread to most countries in the world, including the United States. Starting in late February 2020, financial market volatility increased dramatically based on concerns that COVID-19, and the steps being undertaken in many countries to mitigate its spread, would significantly disrupt economic activity.

In March 2020, financial market volatility increased further, with several one-day stock market swings that caused significant market declines. Additionally, the following events occurred in March 2020: market pricing deteriorated in virtually all sectors and asset classes except U.S. Treasury securities; the World Health Organization declared COVID-19 to be a pandemic; the U.S. President declared the COVID-19 pandemic to be a national emergency, allowing several federal disaster programs to be accessed by states and cities; many states and cities in the U.S. declared health emergencies, lockdowns, travel restrictions, and quarantines, prohibiting gatherings of more than a small number of people and ordering or urging most businesses and workplaces to close or operate on a very restricted basis; the Federal Reserve lowered short-term interest rates twice and started a “quantitative easing” program intended to lower longer-term interest rates and foster access to credit; the effective yields of 10-year and 30-year U.S. Treasury securities achieved record low rates; and the U.S. Congress enacted relief legislation which, among other things, is intended to provide emergency credit to businesses at financial risk and to mitigate an economic recession which has not been officially measured or declared but is widely believed to have begun in March.

The economic effects of these and related actions and events in the U.S. have included: large numbers of partial or full business closures; large numbers of people being furloughed or laid off; large increases in unemployment; large numbers of workers being partially or wholly ordered to work from home; large numbers of businesses at risk of insolvency as revenues drop off precipitously, especially in businesses related to travel, hospitality, leisure, and physical personal services; large numbers of investors realizing substantial losses in their portfolios and retirement funds; and large numbers of consumers being unwilling to undertake significant discretionary spending. In addition, worldwide demand for oil has fallen sharply in conjunction with the pandemic, which has been coupled with an effort by certain oil-producing countries to increase supply, resulting in a sharp drop in oil prices and a sharp drop in the values of oil-related assets. Further, certain banking organizations globally have limited share buybacks and other capital actions.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the impact of the COVID-19 pandemic on the business of the Company for the remainder of 2020 or afterward. Our efforts to mitigate the adverse impacts of COVID-19 may not be effective, and in any case are likely to only be a partial mitigant. The full extent of impacts resulting from the COVID-19 pandemic and other events beyond our control will depend on future developments, which are highly uncertain and unpredictable, including new information which may emerge concerning the severity of the pandemic and further action, including governmental, regulatory, banking supervisory and other federal, state and local actions, taken to prevent, treat, or mitigate the spread of COVID-19, among others. Moreover, global markets for oil and gas have been, and may continue to be, severely impacted by events beyond our control. The current low commodity prices, especially if sustained, could have a negative impact on the economies of several states in which we conduct business, as well as our customers, businesses and assets in those states.

In addition, the COVID-19 pandemic could result in business disruption to the Company, and if unable to recover from such a business disruption on a timely basis, our business, financial condition, and results of operations would be adversely affected. The Company may also incur additional costs to remedy damages caused by such disruptions, which could adversely affect our financial condition and results of operations.

The COVID-19 pandemic may impact the Company's assessment of goodwill.
During the first quarter of 2020, the Company assessed goodwill in light of the COVID-19 pandemic and concluded that the fair value of each reporting unit was greater than its carrying value. Risks to future assessments of our goodwill are generally expected to increase if the pandemic continues for an extended period of time or a recovery in economic activity is delayed.

Changes in interest rates due to Federal Reserve actions and market forces, mentioned above, are likely to negatively impact the net interest margin (a measure of the average profit margin applicable to lending).

In addition, “spreads” (the difference between U.S. Treasury borrowing rates and private sector borrowing rates) have widened. For new loans, wider spreads should help mitigate net interest margin compression. However, the Company will not be able to capture the widened spreads quickly for outstanding floating-rate loans: for loans pre-dating the COVID-19 crisis, spreads are fixed by the loan contracts based on pre-COVID pricing.

Our customers have been, and will likely continue to be, adversely impacted by governmental and societal responses to COVID-19; those impacts are likely to create downward loan migration (a reduction in loan-grading) and a corresponding increase in credit loss expense, as well as adversely affect noninterest income.

In addition, loan charge-offs likely will increase over time, especially if economic disruption related to COVID-19 continues for more than a few months.

In the U.S., initial government responses to the COVID-19 pandemic were intended mainly to slow the spread of illness, regardless of the impact on economic activity. As governments relax restrictions in an effort re-invigorate the economy, it is not clear how well or how quickly the economy will recover.

Substantial uncertainty regarding COVID-19, and the resulting economic damage, likely will continue until a substantial percentage of the population no longer fears contracting it.

Although the Company did not incur significant energy-related charge-offs during the first quarter, future results will depend on the duration and severity of the depression in oil prices.
During the first quarter of 2020, oil prices collapsed due to the impact of the abrupt halt in economic activity and as the price war between OPEC and Russia contributed to a global oversupply of oil. In late March, oil prices hit an 18-year trading low at $20 per barrel. In April, OPEC, Russia and other countries reached an agreement to cut oil production. However, oil prices continued to decline throughout April. The Company will continue to manage risk by reducing and exiting energy relationships that no longer fit its credit profile and recording additional provision, as necessary.

Adverse energy-related economic factors affecting our markets in the southeastern U.S. could have a negative effect on our customers and their ability to make payments to us.
Unlike large organizations that are more geographically diversified, our offices are primarily concentrated in selected markets in the southeastern United States. As a result of this geographic concentration, our financial results depend largely upon economic conditions in these market areas.

Energy-related economic factors affect these geographies. Approximately 5% of our total loan portfolio at March 31, 2020 was comprised of loans to borrowers in the energy industry, primarily in Louisiana and Texas. The energy industry is historically cyclical and, as discussed above, is currently experiencing a significant decline in crude oil prices caused by an excess supply, coupled with slowing domestic and global economic growth and weakened domestic and global demand. A continued severe and prolonged depression in commodity prices would adversely affect the energy industry and the broader financial markets, and consequently negatively impact our business.

A downtown in segments of the commercial and residential real estate industries in our markets due to adverse economic factors affecting the energy industry could have an adverse effect on our borrowers and other customers. Deterioration in economic conditions in the markets we serve could result in one or more of the following:

•an increase in loan delinquencies;
•an increase in the allowance for credit losses;
•an increase in problem assets and foreclosures;
•a decrease in the demand for our products and services;
•a decrease in the value of collateral for loans, especially real estate, in turn reducing customers’ borrowing power, the value of assets associated with problem loans and collateral coverage; and/or
•a decrease in supply of customer deposits, which could impact our liquidity.

As a participating lender in the SBA Paycheck Protection Program (“PPP”) and the Federal Reserve’s Main Street Lending Program (“MSLP”), the Company and the Bank are subject to additional risks of litigation from the Bank’s clients, the Federal Reserve or other parties regarding the Bank’s originating, processing, or servicing of loans under the PPP or the MSLP, risks that the SBA may not fund some or all PPP loan guaranties, and risks that the Federal Reserve may rescind its purchase of participation interests in MSLP loans.
On March 27, 2020, President Trump signed the CARES Act, which included a $349 billion loan program administered through the SBA referred to as the PPP and also provided authority for the Federal Reserve establishment of the MSLP.
Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP. The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there is some ambiguity in the laws, rules and guidance regarding the operation of the PPP which exposes the Company to risks relating to noncompliance with the PPP. On or about April 16, 2020, the SBA notified lenders that the $349 billion earmarked for the PPP was exhausted. Congress has approved additional funding for the PPP and President Trump signed the new legislation on April 24, 2020. Since the opening of the PPP, several larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. The Company and the Bank may be exposed to the risk of litigation, from both clients and non-clients that solicited the Bank for PPP loans, regarding its process and procedures used to process applications for the PPP. If any such litigation is filed against the Company or the Bank and is not resolved in a manner favorable to the Company or the Bank, it may result in significant financial liability or adversely affect the Company’s reputation. In addition, litigation may be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP-related litigation could have a material adverse impact on our business, financial condition and results of operations.
The Bank also may have credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which loans were originated, funded, or serviced by the Bank, such as an issue with the eligibility of a borrower to receive a PPP loan or the calculation of the maximum PPP loan to which a borrower is entitled, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by the Company, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Company.
Under the authority provided in the CARES Act, the Federal Reserve has established the MSLP to support lending to eligible small-and-medium sized businesses. Pursuant to the MSLP, eligible lending institutions are authorized to make loans to eligible borrowers and a special purpose vehicle established by the Federal Reserve Bank of Boston (the “Main Street SPV”) will purchase either a 95% or 85% participation interest in such loans, depending on the eligibility of the borrower and the type of loan. The Federal Reserve has issued guidance regarding the MSLP, but the program has not yet commenced.

It is possible that the Company or the Bank will be exposed to litigation from clients and non-clients that solicit the Bank for MSLP loans, regarding its process and procedures used to process applications for the MSLP. If any such litigation is filed against the Company or the Bank and is not resolved in a manner favorable to the Company or the Bank, it may result in significant financial liability or adversely affect the Company’s reputation. Any financial liability, litigation costs or reputational damage caused by MSLP-related litigation could have a material adverse impact on our business, financial condition and results of operations.
The Bank’s credit risk in connection with loans under the MSLP is generally limited, as the Bank’s retained risk from any such loan will be either 5% or 15%. However, the Bank also may have greater credit risk on MSLP loans if a determination is made by the Federal Reserve that there is a deficiency in the manner in which MSLP loans were originated, funded, or serviced by the Bank, such as an issue with the eligibility of a borrower to receive an MSLP loan or the servicing of an MSLP loan in which the Main Street SPV has purchased a participation interest. In the event of a loss resulting from a default on an MSLP loan and a determination by the Federal Reserve that there was a deficiency in the manner in which the MSLP loan was originated, funded, or serviced by the Bank, the Federal Reserve may attempt to rescind the purchase of a participation interest in the loan or file a claim against the Company or the Bank.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

On July 17, 2019, the Board of Directors authorized the repurchase of up to 1,600,000 shares of the Company's common stock. This repurchase authorization equated to approximately 3% of total common shares outstanding. At March 31, 2020, the Company had approximately 1,165,000 remaining shares that could be repurchased under the current Board-approved plan. During the first quarter of 2020, the Company did not repurchase any common shares. No further stock repurchases are expected due to the pending merger with First Horizon National Corporation.

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
Holders of the common stock are subject to the priority dividend rights of any holders of preferred stock then outstanding. There were 23,750 shares of preferred stock outstanding at March 31, 2020. In addition, the terms of the Company’s outstanding junior subordinated debt securities prohibit it from declaring or paying any dividends or distributions on outstanding capital stock, or purchasing, acquiring, or making a liquidation payment on such stock, if the Company has elected to defer interest payments on such debt.
For additional information, see Note 8, Shareholders' Equity, Capital Ratios and Other Regulatory Matters of the Notes to the Unaudited Consolidated Financial Statements, incorporated herein by reference.
Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit 3.1	Bylaws, as amended.

Exhibit No. 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 101.INS	XBRL Instance Document.

Exhibit No. 101.SCH	XBRL Taxonomy Extension Schema.

Exhibit No. 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit No. 101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Exhibit No. 101.LAB	XBRL Taxonomy Extension Label Linkbase.

Exhibit No. 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Exhibit No. 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IBERIABANK Corporation

Date: May 8, 2020	By:	/s/ Daryl G. Byrd
Daryl G. Byrd
President and Chief Executive Officer

Date: May 8, 2020	By:	/s/ Anthony J. Restel
Anthony J. Restel
Vice Chairman and Chief Financial Officer